Form 10-K
period 2020-12-31
WASTE MANAGEMENT INC
filed 2021-02-22
CIK 823768

s

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Capitol Street
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $44.7 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 12, 2021 was 423,152,948 (excluding treasury shares of 207,129,513).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III

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

Our principal executive offices are located at 800 Capitol Street, Houston, Texas 77002. Our telephone number is (713) 512-6200. Our website address is www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. During 2020, our largest customer represented less than 5% of annual revenues. We employed approximately 48,250 people as of December 31, 2020.

We own or operate 268 landfill sites, which is the largest network of landfills in the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 348 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Solid Waste business.

Our Company’s goals are targeted at putting our people first, positioning them to serve and care for our customers, the environment, the communities in which we work and our stockholders. Increasingly, our industry-leading focus on environmental sustainability aligns with demand from our customers who want more of their waste materials recovered. Waste streams are becoming more complex, and our aim is to address current needs, while anticipating the expanding and evolving needs of our customers.

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

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and challenging economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2020, we announced that our Board of Directors expects to increase the quarterly dividend from $0.545 to $0.575 per share for dividends declared in 2021, which is a 5.5% increase from the quarterly dividends we declared in 2020. This is an indication of our ability to generate strong and consistent cash flows and marks the 18th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. See Note 20 to the Consolidated Financial Statements for additional information about our reportable segments. We also provide expanded service offerings and solutions that are not managed through our Solid Waste business, as described below. These operations are presented in this report as “Other.” The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below.

On October 30, 2020, we completed the acquisition of all outstanding shares of Advanced Disposal Services, Inc. (“Advanced Disposal”). This acquisition expanded our collection and disposal business in a number of markets in the Eastern half of the U.S. The acquisition is discussed further in Note 18 to the Consolidated Financial Statements.

Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have three-year service agreements. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.
●	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service. The Company is generally phasing out traditional manual systems and moving to further automate residential collection services. Benefits of automation include enhanced worker safety, improved service delivery to the customer and an overall reduction in the cost to provide services.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2020, we owned or operated 263 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in the U.S. and Canada. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. The significant capital requirements of developing and operating a landfill serve as a barrier to landfill ownership and, thus, third-party haulers often dispose of waste at our landfills. It is usually preferable for our collection operations to use disposal facilities that we own or operate, a practice we refer to as internalization, rather than using third-party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including our cost to construct, maintain and close the landfill, the distance to an alternative disposal facility, the type and weight or volume of solid waste deposited and competition.

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

Transfer. As of December 31, 2020, we owned or operated 348 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Recycling. Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper and cardboard in one bin. Residential single-stream programs have greatly increased the recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2020, we operated 103 MRFs where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

The recyclable materials processed in our MRFs are received from various sources, including third parties and our own operations. In recent years, we have been focused on reducing dependency on market prices for recycled commodities by recovering our processing costs first. Over time we have been transitioning our customer base from the traditional rebate model, where we paid suppliers for the inbound material, to a fee-for-service model that ensures the cost of processing the recyclable materials is covered along with an acceptable margin. With our current fee-for-service model, the pricing for these recyclable materials can either be a charge or “tip fee” when commodity pricing does not cover our cost to process the recyclable materials or a “rebate” when commodity pricing is higher than our processing costs and we are able to share this benefit with the customers generating recyclable materials. In some cases, our pricing is based on fixed contractual rates or on defined minimum per-ton rates. Generally, this pricing also considers the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the pricing to our suppliers. Depending on the key terms of the arrangement, these “rebates” are recorded as either operating expenses or a reduction in operating revenues within our Consolidated Statements of Operations. If the key terms result in a charge to the customer, the associated “tip fees” would be recorded as operating revenues within our Consolidated Statements of Operations.

Other. Other services we provide include the following:

Although many waste management services such as collection and disposal are local services, our Strategic Business Solutions (“WMSBS”) business works with customers whose locations span the U.S. and Canada. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ waste management needs across multiple locations.

Our Energy and Environmental Services (“EES”) business offers our customers a variety of services in collaboration with our Area and strategic accounts programs, including (i) construction and remediation services; (ii) services associated with the disposal of fly ash, residue generated from the combustion of coal and other fuel stocks; (iii) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services (this service is managed through our EES business but reflected principally in our collection line of business) and (iv) specialized disposal services for oil and gas exploration and production operations (revenues for this service are also reflected principally in our collection line of business). Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities, determining the most efficient means available for waste collection and disposal and ensuring that disposal is achieved in a manner that is both reflective of the current regulatory environment and environmentally friendly.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy business. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2020, we had 146 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 104 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 16 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. For 26 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes.

We provide expanded service offerings and solutions that are not managed through our Solid Waste business including the collection of project waste, including construction debris and household or yard waste, through our Bagster® business.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. While most of these investments are in the form of minority equity stakes, they can also include joint ventures, joint development agreements or majority equity stakes. The solutions and services include (i) waste collection, processing, and recycling; (ii) the development, operation and marketing of waste processing facilities and technologies; (iii) operation of renewable natural gas plants and (iv) the development and operation of organic recycling technologies. Furthermore, we continually scout, evaluate and run proof-of-concepts of innovative technologies within our core operations to improve safety, operational efficiencies and customer solutions.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the Areas impacted. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Human Capital Resources

Employees

As of December 31, 2020, we had approximately 48,250 full-time employees across the U.S., Canada and India. Approximately 45,200 employees were located within the U.S. and 3,050 employees were located outside of the U.S. Approximately 9,100 employees were employed in administrative and sales positions with the remainder in operations. Approximately 8,750 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2020 Sustainability Report at https://sustainability.wm.com. Our 2020 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

People First Commitment

Our Company is committed to People First, knowing that the daily contributions of our team members are what enable us to play a vital role in the communities we serve. Our success depends upon effective leadership, the contributions of each employee, and our ability to give them the tools they need to safely execute their roles as well as to develop and excel in their careers. As our industry and workforce evolve, we are focused on our imperatives of keeping our employees safe, improving diversity, equity, and inclusion at all levels of our Company, managing employee turnover and increasing retention and supporting ongoing cultural integration and knowledge transfer. We regularly focus on these objectives when managing our business. Refer to COVID-19 Update within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding our focus on employees during the COVID-19 pandemic.

We strive to be a workplace of choice through competitive pay, comprehensive benefits for long-term financial and personal health and opportunities for growth across our ranks. Being an employer of choice is critical to our efforts to attract and retain a high-quality workforce, while motivating us to sharpen our focus on our values that help us empower and develop good employees. By promoting from within and offering training opportunities, we help employees maximize their effectiveness and grow in their careers.

Safety as a Core Value

At the Company, safety is a core value, with no compromise. A large number of our employee population work as drivers, heavy equipment operators and sorters, which are essential jobs that carry inherent risks. For nearly 20 years, we have engaged employees on safety through our Mission to Zero (“M2Z”) program. The “Zero” in M2Z represents zero tolerance for unsafe behaviors. Employees learn safety best practices through new-hire and ongoing training. To build upon lessons learned in training, we conduct structured observations of frontline employees that cover all aspects of our collection and post-collection operations, including driving, loading, unloading, lifting and lowering and arriving prepared for work.

Learning and Development

We offer expansive learning and development solutions to meet the development needs of our people and supporting opportunities for growth and improvement. Our talent management strategy is designed to reach employees at all levels. Given the wide variety of employee roles and skill sets in our Company, our training and development programs are varied but generally fall into the following categories: (i) compliance, including Code of Conduct and cybersecurity training; (ii) safety; (iii) environmental excellence; (iv) professional development and leadership and (v) job-specific.

Inclusion and Diversity

Fostering mutual trust and respect for one another is a cornerstone of being an inclusive and welcoming workplace, one that is well-positioned to serve our customers and communities. Inclusion and diversity (“I&D”) are part of the Company’s core values; we embrace and cultivate respect, trust, open communication and diversity of thought and people. We are continually working to further embed I&D as central pillars of our culture. To this end, we established two aspirational goals to achieve by 2025: (i) achieve ethnic diversity in each segment of our workforce, with an emphasis on improving representation of minorities in all aspects of our business, including leadership and (ii) lead the industry in female representation at all levels, with a special emphasis on operations and leadership. To enable us to achieve these goals, we have established a cross-functional Inclusion and Diversity Leadership Council aimed at ensuring all of the Company’s policies, practices and procedures support these efforts.

Compensation and Benefits

The objective of our compensation and benefit programs is to attract, engage, reward and incentivize valuable employees who will support the successful execution of our strategy. We pay the full cost to provide employees with short-term disability benefits, long-term disability benefits, basic life insurance for the employee and their dependents, and employee and family assistance benefits. The costs for medical and dental coverage are shared with employees, with the Company paying for a majority of the premium expense. The Company offers other important benefits such as paid vacation and holidays, legal services, flexible spending accounts, dependent care assistance, adoption assistance, employee discounts and student loan refinancing services. We also provide plans to help employees save for their future; refer to Note 10 to the Consolidated Financial Statements for additional information on our employee benefit plans.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) and other credit lines established for that purpose.

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2020, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2020, our automobile liability insurance program included a per-incident deductible of up to $10 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2020 are summarized in Note 11 to the Consolidated Financial Statements.

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in cases of violations.

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

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. The policies set forth under the previous U.S. administration, for example, generally were in favor of reducing regulation and corporate taxation. While it is anticipated that the new U.S. administration will reverse course on regulatory policies impacting our Company, we cannot predict what impact the change in administrations will have on specific regulations, nor can we predict the timing of any such changes. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to the waste sector is a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve.

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
●	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water run-off that require landfills and other waste-handling facilities to obtain storm water discharge permits. Also, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.
●	The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including municipal solid waste (“MSW”) landfills and landfill gas-to-energy facilities. In 1996, the EPA issued new source performance standards (“NSPS”) and emission guidelines (“EG”) controlling landfill gases from new and existing MSW landfills larger than specified size thresholds. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS and EG. The EPA issued two new rules that serve to update the 1996 NSPS and EG regulatory requirements in August 2016 and updated its MACT regulations in 2020. These NSPS, EG and MACT regulations impose performance standards to minimize air emissions from regulated MSW landfills, subject those landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site.
●	The Occupational Safety and Health Act of 1970 (“OSHA”), as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

We are also actively monitoring the following recent federal regulatory developments affecting our business:

●	With regard to regulatory developments under RCRA, the EPA published an advance notice of proposed rulemaking in December 2018 to consider whether to propose revisions to the municipal solid waste landfill criteria to support advances in liquids management. Although the notice does not reopen any existing regulations, we have been working closely with the EPA to ensure that the agency is aware of how future regulation could impact our industry. In July 2019, the EPA announced increases in the user fees accompanying the system that the agency uses to track hazardous waste shipments electronically. The U.S. Department of Energy (“DOE”) has responsibility under the Mercury Export Ban Act to designate a government facility to consolidate the long-term storage and disposal of elemental mercury and establish a fee structure to cover the facility’s operating costs. Our Company continues to store mercury, largely on behalf of our customers, in anticipation of the planned DOE announcements. We cannot predict what cost we will incur in connection with these regulations, but we do not anticipate a material impact to our hazardous waste business units. We are working closely with the EPA and DOE to minimize risks more broadly to our industry.
●	With regard to regulatory requirements pertaining to greenhouse gas emissions, since 2014, decisions from the U.S Supreme Court and U.S. Court of Appeals for the D.C Circuit, as well as EPA policy memoranda, have significantly narrowed the applicability and scope of EPA permitting requirements for GHGs from stationary sources, including with respect to biogenic carbon dioxide (“CO2”) permitting. In 2016, the EPA proposed revisions to the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas (“GHG”) permitting regulations establishing a significant emissions rate (“SER”) threshold, below which sources would not be required to implement additional control technologies for their GHG emissions. This SER threshold should prevent most of our operational changes, such as landfill expansions and beneficial gas recovery projects, from being subject to PSD or Title V permit requirements due to our GHG emissions – assuming the EPA classifies biogenic CO2 emissions from municipal solid waste and landfill gas as carbon neutral. The EPA has not yet finalized this rulemaking, although the EPA’s independent Science Advisory Board has recommended that the agency treat waste-derived CO2 emissions as carbon neutral. These judicial and regulatory actions have reduced, and are expected to continue to reduce, the potential impact of the GHG-related PSD and Title V regulations on our air permits, compliance and operating requirements. Future GHG regulations may require landfill gas emission quantification and/or emission reduction requirements beyond what is currently required, and such amendments could have an adverse effect on our operating costs.

Potential climate change, GHG regulatory, and corporate sustainability initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. We continue to anticipate the needs of our customers, which include investing in and developing ever-more-advanced recycling and reuse technologies. As the U.S. and Canada continue to explore various forms of GHG regulation that increase demand for low-carbon service offerings, the services we are developing are becoming increasingly valuable.

●	We continue to monitor periodic regulatory actions to increase the stringency of certain National Ambient Air Quality Standards (“NAAQS”) which could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. While we cannot predict the ultimate outcome of potential revisions to NAAQS, we do not believe that the such requirements will have a material adverse impact on our business as a whole.
●	In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). This codification of the CCR rule provides utilities with a stable regulatory regime and encourages beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. These standards are consistent with our approach to handling CCR at our sites currently, and the new standards have provided a growth opportunity for the Company. In 2018, the U.S. Court of Appeals for the D.C Circuit vacated significant portions of the 2014 final rule and remanded the rule to the EPA for further revision. As of December 2020, the EPA had finalized two rules and is in the process of developing three other rules aimed at providing utilities with some flexibility in closing or retrofitting unlined storage ponds and in regulating onsite storage of CCR for beneficial reuse. The Company will monitor whether the new administration intends to revisit these rules as we continue to evaluate opportunities to provide CCR disposal services.
●	In May 2016, the EPA established lifetime health advisories for certain per- and polyfluoroalkyl substances (“PFAS”), a group of man-made chemicals that have been manufactured and used globally since the 1940s in products such as textiles, fire suppressants, cookware, packaging and plastics. PFAS are typically very persistent in the environment and can be found in water, soil and air. Citing concerns about potential adverse human health effects from exposure to PFAS, the EPA announced its “PFAS Action Plan” in February 2019 and has taken various actions to address PFAS contamination. Meanwhile, an increasing number of states have enacted new drinking water, surface water and/or groundwater limits for various PFAS, which has led to a patchwork of PFAS standards across the U.S. The EPA is expected to increase its regulatory oversight of PFAS in 2021, with proposals anticipated that would establish drinking water standards, expand authority for PFAS remediation, impose chemical release reporting obligations, and provide guidance on PFAS disposal. Compliance with new and proposed PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.
●	In August 2016, the EPA published two rules to update the 1996 standards with new requirements for landfill gas control and monitoring at both new municipal solid waste landfills (constructed or modified after July 17, 2014) as well as existing landfills (operating after November 8, 1987, and not modified after July 17, 2014). Working with our trade associations and other landfill owners and operators, we identified significant legal, technical and implementation concerns with the rules and together filed a judicial appeal of the rules while also filing administrative petitions asking that the EPA stay the rules and initiate a rulemaking process. We also alerted the EPA that its August 2016 rulemakings led to an inconsistent regulatory structure in which six separate overlapping and inconsistent sets of work practices now govern the disposal industry. In May 2017, the EPA granted our industry’s administrative petitions for reconsideration and rulemaking, signaling its intent to reconsider its 2016 rulemakings. In March 2020, the EPA updated its regulations to its 2003 MACT standards, adding further confusion to this regulatory scheme, while declining to address many of the ongoing issues that our industry has identified as problematic. Meanwhile, the agency continues to move forward with an additional rulemaking package (a federal plan to implement the 2016 rule for existing landfills) that could also lead to further regulatory confusion. We cannot predict the outcome of any of these ongoing rulemaking processes; however, we do not believe any such regulatory changes will have a material adverse impact on our business as a whole.

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

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

States and municipalities are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes. Nevertheless, we are actively monitoring recent regulatory developments in this area as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary permits.

Recycling; Foreign Import and Export Regulations and Material Restrictions

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. In 2017, the Chinese government announced bans on certain scrap materials and begun to enforce extremely restrictive quality and other requirements, which significantly reduced China’s import of recyclables. As of January 1, 2021, China ceased importing virtually all recyclables, including those exported by us. Many other markets, both domestic and foreign, have also tightened their quality expectations and limited or restricted the import of certain recyclables. As an example, on January 1, 2021, new restrictions on the trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. The U.S. is not a party to the Basel Convention, but most countries to which we export are, which may limit exports of certain plastics. The impact of Basel Convention restrictions is unknown at this time, but it will be mitigated by the fact that we no longer export residential recyclables.

Such trade restrictions have disrupted the global trade of recyclables, particularly fiber, creating excess supply and decreasing recyclable commodity prices. The heightened quality requirements have been difficult for the industry to achieve and have driven up operating costs. In particular, single-stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. As recyclable commodity prices have fallen and operating costs have increased, recyclers are passing cost increases through to customers. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some customers reducing or eliminating their recycling service. COVID-19 placed additional financial stress on municipalities, resulting in recycling programs being paused or eliminated. When combined with the impacts of the global markets shifts caused by China’s termination of imports, the most recent financial stress has led to a number of states considering EPR regulations, which would shift the financial burden of recycling to the producers of products and goods. Industry trade organizations and government agencies are engaged in discussions to mitigate long-term impacts to recycling programs and the industry as a whole.

For the past several years, we have been working with stakeholders to educate the public on the need to recycle properly. We are investing time and labor and working with customers to help improve quality and have seen improvement in the quality of material that we receive at our facilities. We have continued our focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates, and these efforts had a positive impact on the operating results for our recycling business in 2020.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities and states across the country have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic straws, polystyrene plastic and single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressures to ban the sale of those materials. However, with no viable end markets for recycling these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs. With increased focus on responsible management of plastics, our procurement team has taken a proactive approach to ensure environmental sustainability goals are prioritized in managing the products we buy.

Regulation of Oil and Gas Exploration, Production and Disposal

Our EES business provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include use of underground injection wells. There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our EES customers to continue operations, adversely affecting our business.

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

Investment in Natural Gas Vehicles and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. Natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in a reduction in tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we proactively engage in pilots of electric powered heavy duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

Renewable Fuel Production

We have invested, and continue to invest, in facilities to capture and treat renewable natural gas (“RNG”) from the Company’s landfills, and RNG from landfill and dairy biogas is a significant source of fuel for our natural gas collection vehicles. The Energy Policy Act of 2005 and Energy Independence and Security Act of 2007 authorize the Renewable Fuels Standards (“RFS”) program that promotes the production and use of renewable transportation fuels. The Company is an EPA-registered producer of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers. Market uncertainty related to the EPA’s implementation of the RFS program led to volatility and a decline in the price of RINs between 2017 and 2020. RIN prices rebounded in 2020 in response to a court ruling limiting the number of small refinery exemptions that the EPA could grant to renewable fuel obligations, and later following the November 2020 federal elections on the belief that the newly elected presidential administration would result in stronger enforcement of mandates for RNG and other advanced and conventional biofuels.

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

Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we have published our 2020 Sustainability Report, which details the GHG emissions reductions we have facilitated to date and our determination to expand these reductions in the future, as well as our commitment to help make the communities in which we live and work safe, resilient and sustainable. Our 2020 Sustainability Report can be found at https://sustainability.wm.com, but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company actively participates in a number of sustainability reporting programs and frameworks, including the Dow Jones Sustainability Indices, where we are “Sector Leader” for Commercial Services, the CDP, where we are among “A List” companies, and the Sustainability Accounting Standards Board, on which we serve as a member of the Board’s advisory group.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2021 and beyond and could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company. In addition to the following risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known or are not currently believed to be material.

Strategy and Operational Risks

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

We may not realize the strategic benefits and cost synergies that are anticipated from our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), and we may encounter difficulties integrating Advanced Disposal’s operations and systems that could impact the effectiveness of our internal controls over financial reporting.

The benefits that are expected to result from our acquisition of Advanced Disposal will depend, in part, on our ability to successfully integrate Advanced Disposal’s operations and systems and realize anticipated cost synergies. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition of this size. The process of integrating operations could cause business interruption and distraction. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing customers, attract new customers and develop new products or strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer. The acquisition of Advanced Disposal may not result in realization of the benefits and cost synergies that we currently expect, and we cannot guarantee that these benefits and cost synergies will be achieved within anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the ongoing integration of Advanced Disposal, which may exceed expectations and offset certain benefits.

As described further in Item 9A. Controls and Procedures, in accordance with SEC staff guidance, we have excluded Advanced Disposal from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 contained in this Annual Report on Form 10-K; however, this exclusion may not extend beyond one year from the October 30, 2020 closing date. We are in the process of integrating Advanced Disposal’s operations and systems to ensure the effectiveness of the internal control over financial reporting for this acquired business. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, and the time and expenditures needed may exceed our expectations. If we encounter difficulties integrating Advanced Disposal operations and systems into our system of internal control over financial reporting, and if we are unable to correct any issues encountered in a timely manner, our ability to record, process, summarize, and report financial data may be adversely affected, which may impact the accuracy, quality and completeness of our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability, and penalties. Additionally, if we are unable to conclude that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence and suffer an adverse effect on our stock price.

Our operations must comply with extensive existing regulations, and changes in regulations and/or enforcement of regulations can restrict or alter our operations, increase our operating costs, increase our tax rate, or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our operations, and compliance with such regulations is costly. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions restrict our operations at times and may adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. The policies set forth under the previous U.S. administration, for example, included substantial changes to foreign trade policy and generally were in favor of reducing regulation and corporate taxation. While it is anticipated that the new administration will reverse course on various regulatory policies impacting our Company, we cannot predict what impact the change in administrations will have on specific regulations, nor can we predict the timing of any such changes. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

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

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for environmental damage. States and municipalities are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Responding to permit challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.

Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. Additionally, the market for employees that serve on our digital team is highly competitive. As we have accelerated our investments in our digital platform, it is increasingly important that we are able to attract and retain employees with the skills and expertise necessary to implement and manage our technology-led strategy. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

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

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. However, natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. It will remain necessary for us to invest capital in fueling infrastructure in order to power our natural gas fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. Additionally, fluctuations in the price and supply of natural gas could substantially increase our operating expenses; a reduction in the existing cost differential between natural gas and diesel fuel could materially reduce the benefits we anticipate from our investment in natural gas vehicles. Further, our fuel surcharge program is currently indexed to diesel fuel prices, and price fluctuations for natural gas may not effectively be recovered by this program.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in a reduction in tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we proactively engage in pilots of electric powered heavy duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

Increases in our labor costs as a result of labor unions organizing, changes in regulations related to labor unions or increases in employee minimum wages, could adversely affect our future results.

Labor unions continually attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are currently represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, would enhance organized labor’s leverage to obtain higher than expected wage and benefits costs and resist the introduction of new technology and other initiatives, which can result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Additionally, a large portion of our workforce are hourly personnel, and many of these individuals, particularly in our recycling business, are paid at rates related to federal and state minimum wages. Increases in minimum wage rates, or the enactment of new wage-related legislation, may significantly increase our labor costs. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively impacted by interim variations in our results.

External Economic and Industry Risks

The COVID-19 global pandemic has caused a significant disruption in social and commercial activity throughout North America, and the continuation of the COVID-19 pandemic, or other similar pandemic conditions, may have a material adverse impact on our business, financial condition, results of operations and cash flows.

During 2020 and continuing into 2021, federal, state and local governments throughout North America have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of COVID-19. The pandemic and related measures have had a significant adverse impact on many sectors of the economy, including environmental services. The resulting business closures, increases in unemployment and loss of consumer financial stability and confidence has resulted in volume declines and reductions in customers’ waste service needs, which has negatively impacted our results of operations and cash flows.

We have incurred costs related to health, safety and financial security of our workforce during the COVID-19 pandemic. This included transitioning back-office employees to work-from-home and providing financial certainty to employees by guaranteeing all full-time hourly employees compensation for a 40-hour work week regardless of service decreases and reduced work schedules that resulted from the COVID-19 pandemic. It could be necessary for us to incur additional such costs in the future related to pandemic conditions. If a large portion of our employee base were to become ill, it could impact our ability to provide timely and reliable service. Additionally, the transition of most of our back-office employees to work-from-home increases various operational risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

A broad-based economic slowdown resulting from prolonged negative effects of COVID-19 could have significant adverse consequences for the financial condition of our customers or suppliers. As a result, customers may seek to reduce service levels or terminate our contracts, or they may be unable to timely pay outstanding receivables owed to us, each of which would adversely affect our results of operations and cash flows. Additionally, such factors have made it more challenging to implement our pricing strategy and are likely to negatively impact our ability to negotiate, renew or expand service contracts with acceptable margins. Volume changes can fluctuate dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics. Additionally, as stay-at-home orders and work from home trends continue, the costs to service our residential customers could continue to negatively impact our margins. To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of the impacts of COVID-19, we may experience material supply chain disruptions and delays, which could also increase our operating costs.

We are not able to estimate the full impact of COVID-19 on our business, but we expect that this situation will continue to have an adverse impact on the economy in general and on the Company’s results of operations until a substantial portion of the U.S. population is vaccinated and social distancing restrictions are lifted. Should these or similar pandemic-related conditions persist for a prolonged period, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy.

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

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. In 2017, the Chinese government announced bans on certain scrap materials and begun to enforce extremely restrictive quality and other requirements, which significantly reduced China’s import of recyclables. As of January 1, 2021, China ceased importing virtually all recyclables, including those exported by us. Many other markets, both domestic and foreign, have also tightened their quality expectations and limited or restricted the import of certain recyclables. As an example, on January 1, 2021, new restrictions on the trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. The U.S. is not a party to the Basel Convention, but most countries to which we export are, which may limit exports of certain plastics.

Such trade restrictions have disrupted the global trade of recyclables, particularly fiber, creating excess supply and decreasing recyclable commodity prices. We have been actively working to identify alternative markets for recycling commodities, but there may not be demand for all of the material we produce. The heightened quality requirements have been difficult for the industry to achieve and have driven up operating costs. In particular, single-stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. As recyclable commodity prices have fallen and operating costs have increased, we and other recyclers are passing cost increases through to customers. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some customers reducing or eliminating their recycling service. COVID-19 placed additional financial stress on municipalities, resulting in recycling programs being paused or eliminated. When combined with the impacts of the global markets shifts caused by China’s termination of imports, the most recent financial stress has led to a number of states considering EPR regulations.

Reductions in market prices for recycling commodities, and reduction in demand for recycling commodities and recycling services, negatively impacted our operating income and cash flows in 2019. The decline in market prices in 2019 for recycling commodities resulted in a decrease in revenue of $248 million. In 2020, we saw a modest recovery in commodity prices due in part to an increased demand for recycled materials, resulting in increased revenue of $75 million. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. Additionally, future regulation, tariffs, international trade policies or initiatives may result in further reduced demand or increased operating costs, which would cause the profitability of our recycling operations to decline.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. Significant variations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our EES business. Demand for these services decreases when drilling activity slows due to depressed oil and gas prices, such as the low prices throughout the last few years. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. Where such organic waste is not banned from the landfill, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of the U.S. and Canada’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills providing services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities and states across the country have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic straws, polystyrene plastic and single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressures to ban the sale of those materials. However, there are currently no viable end markets for recycling these materials, and inclusion of such materials in our recycling stream increases contamination and operating costs and can negatively affect the results of our recycling operations.

General economic conditions can directly and adversely affect revenues for environmental services and our income from operations margins.

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

Weakness in the economy may expose us to credit risk of governmental entities and municipalities and other major customers, which could negatively impact our financial results.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2020, we had $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months and $54 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

The Company’s effective tax rate and tax liability could materially change as a result of the adoption of new tax legislation and other factors.

Predominantly all of the Company’s revenues are generated in the U.S., and changes in U.S. tax laws could materially impact our effective tax rate, financial condition and results of operations. The U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Act”), had a significant impact on our effective tax rate, cash tax expenses and net deferred tax liabilities. The Tax Act reduced the U.S. corporate statutory tax rate and eliminated or limited the deduction of several expenses that were previously deductible, among other things. The results of the 2020 U.S. federal elections could lead to further changes in tax laws that would negatively impact the Company’s effective tax rate. The new presidential administration has provided information on what tax law changes it is likely to support, including increasing the U.S. corporate statutory tax rate. If ultimately enacted into law, this could materially impact our tax provision, cash tax liability and effective tax rate.

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

Technology and Information Security Risks

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

Our existing and proposed service offerings to customers require that we invest in, develop or license, and protect new technologies. Our Company and others are increasingly focusing on new technologies that innovate our operations, improve the customer experience and provide alternatives to traditional disposal and maximize the resource value of waste. In 2020, we are continuing our multi-year commitment to strategic investments in technology, including accelerated investments in customer service digitalization. Research, development and implementation of enhanced technology often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or implementation of technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on these investments. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected cost savings or other benefits. Additionally, any system failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

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

A cybersecurity incident could negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

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

We are regularly the target of attempted cyber intrusions, and we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, direct financial loss, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory enforcement or private litigation liability and competitive disadvantage. While we do maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and it may not be adequate to cover all liabilities incurred.

Further, as the Company pursues its strategy to grow through acquisitions, including our recent acquisition of Advanced Disposal, and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of autonomous vehicles, remote-controlled equipment and virtual reality, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect certain personally identifiable information and other sensitive information as integral parts of our business and in connection with providing services to our customers. We are subject to a variety of laws and regulations that govern the collection and use of such information obtained from individuals and businesses. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. We must continually monitor the development and adoption of new and emerging laws and regulations, such as the California Consumer Privacy Act (“CCPA”) that took effect on January 1, 2020. The CCPA, among other things, contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that can expand the scope of our potential liability. We must commit substantial time and resources toward compliance with the CCPA and similar laws and regulations. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including at newly acquired companies, could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

Legal, Regulatory and Compliance Risks

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

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which governmental entities, private groups or individuals seek to impose liability on us for environmental damage or violation of statutes or desire to revoke or deny permits required for our operations. We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

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

Changes in regulations applicable to oil and gas exploration, production and disposal could adversely affect our EES business.

Our EES business provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include the use of underground injection wells. Demand for these services is adversely affected if drilling activity slows due to regulation and industry conditions beyond our control, in addition to changes in oil and gas prices. There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our EES customers to continue operations, adversely affecting our business.

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

Changes to federal and state renewable fuel policies could affect our financial performance in that sector as a renewable fuel producer.

The primary drivers of renewable fuel development at our landfills are federal and state incentive programs, such as the federal RFS program and the California Low Carbon Fuel Standard. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill gas into renewable natural gas so that we can participate in the program. The value of the RINs associated with our landfill gas is set through a market established by the program. Each year, the EPA is required to finalize a rule establishing refiners’ obligations to purchase renewable natural gas and other cellulosic biofuels under the RFS program. Market uncertainty stemming from these annual rulemakings, as well as the EPA’s administration of other aspects of the RFS program, led to a rapid decline in RIN values in 2019 and much of 2020 before rebounding in November 2020. We will continue to advocate for the new administration to implement policies that ensure long-term stability for renewable transportation fuels, as changes in the RFS market or the structure of the RFS program can and has reduced the value of renewable natural gas RINs and negatively impacted the financial performance of the facilities constructed to capture and treat the gas.

The impact of climate change, and the adoption of climate change legislation or regulations restricting emissions of greenhouse gases, could increase our costs to operate.

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

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, provincial, regional and federal levels to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change. We continue to monitor these efforts and the potential impacts to our operations. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, future GHG regulations may require landfill gas emission quantification and/or emission reduction requirements beyond what is currently required, and such amendments could have an adverse effect on our operating costs.

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

Financial Risks

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

Additionally, we have $3.1 billion of debt as of December 31, 2020 that is exposed to changes in market interest rates within the next 12 months because of the impact of our commercial paper borrowings and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion revolving credit facility to meet our cash needs, to the extent available, until maturity in November 2024. As of December 31, 2020, we had no outstanding borrowings under this facility. We had $270 million of letters of credit issued and $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.4 billion as of December 31, 2020. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

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

We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, including potential legislative changes, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period, and our on-going costs of participation in Multiemployer Pension Plans may increase. See Notes 10 and 11 to the Consolidated Financial Statements for more information related to our participation in Multiemployer Pension Plans.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The leases on the Company’s previous principal executive offices in Houston, Texas for approximately 345,000 square feet expired on December 31, 2020. In 2019, the Company commenced a lease for new principal executive offices in Houston, Texas where we will occupy approximately 297,000 square feet under a lease expiring in 2035. Occupancy of the new facility began in early 2021.

We also have administrative offices in Arizona, Connecticut, Illinois, Florida and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states except Montana, the District of Columbia and throughout Canada.

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

The following table summarizes our various operations as of December 31:

	2020	2019
Landfills owned or operated (a)	268	249
Transfer stations	348	302
Material recovery facilities	103	103
(a)	As of December 31, 2020 and 2019, our landfills owned or operated consisted of total acreage of 172,217 and 159,080; permitted acreage of 45,642 and 42,992; and expansion acreage of 716 and 795, respectively. Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included within this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 12, 2021 was 8,419.

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

Comparison of Cumulative Five Year Total Return
Waste Management, Inc.
S&P 500 Index
Dow Jones Waste & Disposal Services Index
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Waste Management, Inc.	$100	$136	$170	$179	$233	$246
S&P 500 Index	$100	$112	$136	$130	$171	$203
Dow Jones Waste & Disposal Services Index	$100	$121	$142	$142	$192	$204

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. We announced in December 2020 that the Board of Directors has authorized up to $1.35 billion in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors’ authorization for share repurchases. During 2020, we repurchased an aggregate of $402 million of our common stock under accelerated share repurchase agreements and open market repurchases, which equated to 3.7 million shares with a weighted average price per share of $108.92. See Note 14 to the Consolidated Financial Statements for additional information.

Any future share repurchases will be made at the discretion of management and will depend on various factors including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 6. Selected Financial Data.

The statement of operations data for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data as of December 31, 2020 and 2019, are presented in the Consolidated Financial Statements included in Part II, Item 8. The statement of operations data for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016, are not included in this Annual Report on Form 10-K, and are provided in Part II, Item 8 of our Annual Reports on Form 10-K for the years ended December 31, 2018 and 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2020. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we have published our 2020 Sustainability Report, which details our commitment to help make the communities in which we live and work safe, resilient and sustainable. The information in this report can be found at https://sustainability.wm.com but does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. For further discussion see section “Federal, State and Local Climate Change Initiatives; Sustainability” in Item 1.

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

Acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”)

On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers primarily located in the Eastern half of the U.S. The acquisition was funded using our $3.0 billion, 364-day, U.S. revolving credit facility (“364-day revolving credit facility”) and our commercial paper program, as discussed further in Note 7 to the Consolidated Financial Statements. As a result of the acquisition we recorded $4.1 billion of net assets including $2.5 billion of goodwill.

Immediately following the closing of the Advanced Disposal acquisition, the transactions contemplated by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal (as subsequently amended, the “Divestiture Agreement”) were consummated. The required divestitures included a combination of assets and businesses belonging to us and Advanced Disposal. The Company subsequently received cash proceeds from the sale of $856 million, subject to certain post-closing adjustments. We recognized a net gain of $33 million on our net assets divested in this transaction, primarily within our Tier 2 segment. The impact on our results of operations from the divestitures was not material for the year ended December 31, 2020.

For the year ended December 31, 2020, we incurred $156 million of acquisition and integration related costs, which are primarily classified as “Selling, general and administrative expenses”. The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Since the acquisition date, Advanced Disposal has recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations.

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

COVID-19 began to impact our business in mid-March 2020, the results of which are described in detail under Results of Operations below. The challenges posed by the COVID-19 pandemic on the global economy increased rapidly at the end of the first quarter of 2020 and have continued through the date of this report, impacting our business in most geographies and across a variety of our customer types. Waste Management provides essential services to a diverse customer base and, as a result, many elements of our business are less exposed to variability. However, steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, stay-at-home orders and recommendations to practice social distancing resulted in revenue declines at our landfills, as well as decreased demand from our industrial and commercial collection customers. Additionally, within the residential line of business, the cost to service our customers increased as stay-at-home orders and continuing work-from-home trends increased the waste we collect. While we have seen improvement in our landfill and industrial and commercial collection volumes from the lowest levels observed in April 2020, uncertainty continues in the pace of business and economic recovery as national and local governments respond to guidance from relevant authorities in response to changes in COVID-19 statistics within local jurisdictions.

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

Employees — We have prioritized the health, safety and financial security of our workforce. As local government bodies began to implement stay-at-home orders, and as business closures became more prevalent during the first half of 2020, key steps taken to benefit our workforce included (i) transitioning back-office employees to work-from-home; (ii) providing financial certainty to employees by temporarily guaranteeing all full-time hourly employees’ compensation for a 40 hour work week regardless of COVID-19 related service decreases; (iii) securing additional personal protective equipment to bolster the safety and security of our workplaces and (iv) guaranteeing elements of incentive compensation to certain employees to reflect our appreciation for their dedication and focus on executing well in the face of the pandemic. We continue to monitor COVID-19 and remain committed to keeping our employees safe by following federal and local laws and regulations.

Customers — Our top priority with respect to our customers has been ensuring that essential waste service needs continue to be safely met despite the unprecedented changes encountered in their communities. During the initial months of the pandemic, we worked with customers impacted by the COVID-19 pandemic to waive and suspend certain ancillary service charges, defer certain annual price increases, extend payment terms, adjust customer service levels and provide qualifying small and medium businesses with one month of free service upon re-opening. Beginning in July, with communities and governments re-opening, social distancing and safety measures being adopted, and signs of an improving economy, we resumed fees and price increases in accordance with our contractual terms and our average yield improved as expected.

The above steps, combined with our disciplined execution in our daily operations, have positioned the Company to prudently manage the challenges presented by the COVID-19 pandemic. The fundamentals of the Company continue to remain strong, and we have sufficient liquidity on hand to continue business operations during this volatile period.

We attribute the following notable impacts on our results of operations for the year ended December 31, 2020 to the COVID-19 pandemic:

Revenues — During the year ended December 31, 2020, we experienced a negative impact to revenue that we attribute to reductions in customers’ waste service needs as a result of COVID-19. While it is very difficult to measure, we believe that the COVID-19-related revenue loss was approximately $890 million. While the customer-centric steps discussed above have also contributed to this revenue decline, these impacts have been relatively immaterial to the overall revenue decline. As mentioned above, our volumes, particularly in our landfill and industrial and commercial collection lines of businesses, have improved from the lows experienced in April 2020, though the pace of volume recovery moderated during the fourth quarter of 2020 as local governments responded to recommendations from applicable authorities and changes in the COVID-19 statistics.

Operating Expenses — Volume-driven revenue declines and our strategic focus on proactive cost management led to a significant reduction in certain variable operating expenses. These reductions have been most significant in labor costs, where we have focused on developing an optimal work week that reduces overtime hours, and maintenance and repairs. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines and have negatively impacted our operating costs as a percentage of revenues. Additionally, our operating expenses have been impacted by employee pay guarantees and increases in container weights in our residential collection line of business, which increased our overall cost to serve these customers. Despite this, our proactive cost management efforts positioned us to hold our overall operating expenses as a percentage of revenues flat when compared with the prior year period.

Selling, General and Administrative Expenses — COVID-19 impacts on our customers and related customer receipts has led to an increase in the provision for bad debts for the year ended December 31, 2020. However, during the second half of 2020, we began to see an improvement in the provision for bad debts driven by successful collection efforts. Additionally, during 2020 we incurred costs associated with transitioning back-office employees to a work-from-home environment and costs related to employee pay guarantees.

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary in correlation to changes in revenue due to volume. Volume changes can fluctuate dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics. In this type of environment, we must dynamically manage our cost structure.

Our financial results for the year ended December 31, 2020 reflect declines in our collection and disposal lines of business as a result of the negative impacts of COVID-19. These impacts began in March 2020 and continued through the date of this report, although we began to experience improvement in volumes during the second half of 2020 when compared to the more acute impacts we experienced earlier in the year. Given the ongoing pressures on the business from COVID-19, we continue to take proactive steps to reduce costs and maximize cash flow. These steps include (i) optimizing our route structure to respond proactively to lower industrial and commercial collection volumes; (ii) limiting hiring and optimizing the existing workforce through improved retention and reduced turnover and (iii) reducing or eliminating certain non-essential costs and expenses like travel and entertainment. Additionally, to enhance our liquidity, we are maintaining a disciplined focus on capital management by aligning additional investments with the revenue generation of the business, reducing capital spending on our landfill assets, and managing container capital in conjunction with our customers’ volumes. We also elected to temporarily suspend additional share repurchases in 2020 after the first quarter.

COVID-19 has also had impacts on the recycling line of business, including the creation of a short-term dislocation in the supply and demand dynamics for recycled commodities in the U.S. which increased market prices for certain commodities. Despite this increase in market prices, we continue to invest and seek opportunities for cost improvement as we remain steadfast in our commitment to improve the profitability and returns of the recycling line of business in any economic environment. We have maintained our focus on converting to a fee-based pricing model that addresses the cost of processing materials and the impact on our cost structure to manage contamination in the recycling stream.

We believe that the Company’s industry-leading asset network and strategic focuses on investing in people and our digital platform will give the Company the necessary tools to address the challenges presented by the COVID-19 pandemic and the impacts on our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we continue to accelerate our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are designed to seamlessly and digitally connect all of the Company’s functions necessary to provide our customers the best experience and service.

Current Year Financial Results

During 2020, we delivered solid operating income and cash flows despite revenue declines in our collection and disposal lines of business due to the COVID-19 pandemic. We continue to take intentional steps to decrease our operating costs and eliminate discretionary selling, general and administrative expenses to mitigate the impact from the declines in our volumes. In addition to our focus on reducing certain costs, we took proactive steps to manage our capital spending. The Company continued its commitment to supporting both organic and inorganic growth during 2020, with the highlight being the completion of our acquisition of Advanced Disposal. In total, the Company allocated $1,632 million of available cash to capital expenditures and funded $4,088 million of acquisitions of solid waste businesses. We also allocated $1,329 million of available cash to our shareholders during 2020 through dividends and common stock repurchases.

Key elements of our 2020 financial results include:

●	Revenues of $15,218 million for 2020 compared with $15,455 million in 2019, a decrease of $237 million, or 1.5%. The decline is primarily attributable to lower volumes in our collection and disposal businesses resulting from a reduction in customers’ waste service needs due to the COVID-19 pandemic, partially offset by (i) higher yield in our collection and disposal businesses; (ii) higher yield in our recycling business driven by higher commodity prices and (iii) acquisitions, net of divestitures, primarily due to the acquisition of Advanced Disposal;
●	Operating expenses of $9,341 million in 2020, or 61.4% of revenues, compared with $9,496 million, or 61.4% of revenues, in 2019. The $155 million decrease is directly related to proactive steps taken to manage our variable costs in the lower volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which negatively impacted operating costs as a percentage of revenues. Despite this, our proactive cost management efforts positioned us to hold our overall operating expenses as a percentage of revenues flat, when compared with the prior year period;
●	Selling, general and administrative expenses of $1,728 million in 2020, or 11.4% of revenues, compared with $1,631 million, or 10.6% of revenues, in 2019. This increase of $97 million is primarily attributable to (i) increased acquisition-related costs; (ii) higher costs associated with investments in our digital platform; and (iii) costs incurred as a result of the COVID-19 pandemic, including an increase in provision for bad debts. These cost increases were offset, in part, by (i) lower legal reserves; (ii) the proactive steps taken to reduce discretionary expenses and (iii) lower annual incentive compensation costs;
●	Income from operations of $2,434 million, or 16.0% of revenues, in 2020 compared with $2,706 million, or 17.5% of revenues, in 2019. Management has taken steps to control our costs in a period of volume decline, significantly mitigating the negative impact to our income from operations. However, the year-over-year comparison has been affected by (i) an increase in integration costs associated with our acquisition of Advanced Disposal; (ii) non-cash impairment charges of $61 million; (iii) higher depreciation and amortization expense which was primarily related to investments in capital assets, including trucks and facilities and (iv) investments we are making in our digital platform. These negative impacts were partially offset by a net divestiture gain of $33 million associated with the sale of net assets to GFL Environmental in the fourth quarter;
●	Net income attributable to Waste Management, Inc. was $1,496 million, or $3.52 per diluted share, compared with $1,670 million, or $3.91 per diluted share, in the prior year period. In addition to the activity discussed above, net income in the current period was also impacted by an increase in net interest expense due to debt incurred to acquire Advanced Disposal. Additionally, net income in the current period was favorably impacted by (i) a decrease in the cost of early extinguishment of debt; (ii) the unfavorable impact in 2019 of a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business that was not deductible for tax purposes and (iii) lower income tax expense primarily attributable to lower income before income taxes;
●	Net cash provided by operating activities was $3,403 million, compared with $3,874 million in the prior year period with the decline driven by (i) higher income tax payments related to the sale of assets to GFL Environmental; (ii) increased interest payments and integration related spending due to our acquisition of Advanced Disposal; (iii) payments associated with investments we are making in our digital platform and (iv) lower earnings on our traditional Solid Waste business primarily caused by the impact of the COVID-19 pandemic. These results were partially offset by cash benefits in the current year associated with the 2019 federal alternative fuel credits and
●	Free cash flow was $2,656 million compared with $2,105 million in the prior year period. The increase in free cash flow is primarily due to (i) higher proceeds from the sale of net assets to GFL Environmental and (ii) an intentional reduction in capital expenditures during the current year period to align with the lower volumes in our business. These positive impacts were partially offset by a decrease in net cash provided by operating activities noted above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow within Liquidity and Capital Resources for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

Our operating revenues set forth below are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. We also provide additional services that are not managed through our Solid Waste business, including both our WMSBS and EES businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below for the year ended December 31 (in millions):

	2020	2019	2018
Commercial	$4,102	$4,229	$3,972
Residential	2,716	2,613	2,529
Industrial	2,770	2,916	2,773
Other collection	465	482	450
Total collection	10,053	10,240	9,724
Landfill	3,667	3,846	3,560
Transfer	1,855	1,820	1,711
Recycling	1,127	1,040	1,293
Other (a)	1,776	1,758	1,736
Intercompany (b)	(3,260)	(3,249)	(3,110)
Total	$15,218	$15,455	$14,914
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. We have reclassified collection, landfill, transfer and recycling activity within our “Other” line of business to the appropriate line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2020 vs. 2019				2019 vs. 2018
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$299	2.2%			$364	2.8%
Recycling commodities (c)	75	7.6			(248)	(20.0)
Fuel surcharges and mandated fees	(151)	(24.7)			(22)	(3.5)
Total average yield (d)			$223	1.5%			$94	0.6%
Volume			(692)	(4.5)			346	2.3
Internal revenue growth			(469)	(3.0)			440	2.9
Acquisitions			248	1.7			222	1.5
Divestitures			(8)	(0.1)			(104)	(0.7)
Foreign currency translation and other			(8)	(0.1)			(17)	(0.1)
Total			$(237)	(1.5)%			$541	3.6%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

The following provides further details about our period-to-period change in revenues:

Average Yield

Collection and Disposal Average Yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee fluctuations, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers.

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	2020 vs. 2019		2019 vs. 2018
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$91	2.4%	$109	3.0%
Industrial	74	2.7	103	4.0
Residential	73	2.9	81	3.3
Total collection	238	2.5	293	3.3
Landfill	32	1.3	44	2.0
Transfer	29	3.0	27	2.9
Total collection and disposal	$299	2.2%	$364	2.8%

Our overall strategic pricing efforts that are focused on improving our average unit rate have proven to be effective, despite the COVID-19 pandemic. During the second quarter of 2020, in order to support the continuity of our customers’

businesses, we made certain customer-centric pricing decisions, such as temporarily waiving and suspending certain ancillary service charges as well as delaying price increases in certain markets. These actions negatively impacted our year-to-date average yield. However, beginning in July 2020, we resumed fees and price increases in accordance with contractual terms and our average yield rebounded as expected.

Recycling Commodities — Increases in the market prices for recycling commodities resulted in revenue growth of $75 million for the year ended December 31, 2020 as compared with prior year. Decreases in the market prices for recycling commodities in 2019 resulted in a revenue decline of $248 million as compared to 2018. Average market prices for recycling commodities at the Company’s facilities were 19% higher in 2020 compared to 2019 and 35% lower in 2019 compared to 2018. We saw a market price increase in 2020 driven by a short-term dislocation in supply and demand dynamics for recycled materials, largely due to COVID-19 related decreases in the supply of recycled materials. While average market prices in 2020 were higher than 2019, we were at or below our overall historical average market price by the end of 2020. We continue to invest and seek opportunities for cost improvement as we remain steadfast in our commitment to improve the profitability and returns of the recycling line of business in any economic environment. We have maintained our focus on converting to a fee-based pricing model that addresses the cost of processing materials and the impact on our cost structure to manage contamination in the recycling stream.

Fuel Surcharges and Mandated Fees —These fees, which are predominantly generated by our fuel surcharge program, declined $151 million and $22 million for 2020 and 2019, respectively, as compared with the prior year periods. These revenues are based on, and fluctuate in response to changes in the national average prices for diesel fuel. Given the downturn in oil and gas markets, market prices for diesel fuel decreased approximately 16% and 4% for the years ended December 31, 2020 and 2019, respectively, compared with the prior year periods. Additionally, we transitioned certain customers’ pricing away from a fuel surcharge, reflecting the cost of fuel in the base rates we charge for our services, which further contributed to the year-over-year decline.

The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the periods presented.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) decreased $692 million, or 4.5%, and increased $346 million, or 2.3%, for the years ended December 31, 2020 and 2019, respectively, as compared with the prior year periods.

Beginning in March 2020, and continuing throughout the date of this report, our industrial and commercial collection and landfill businesses experienced significant volume declines as a result of the COVID-19 pandemic. While we have seen some improvement in our landfill and industrial and commercial collection volumes from the lowest levels observed in April 2020, our volumes continue to be meaningfully below prior year, particularly in special waste at the landfill, project-driven work in the industrial collection business and certain commercial and collection customer segments. Uncertainty continues with respect to the pace of business and economic recovery as local governments continue to respond to recommendations from applicable authorities and changes in the COVID-19 statistics. Additionally, while natural disaster clean-up efforts benefited our 2019 volumes, they were inconsequential to our results for the year ended December 31, 2020. The preceding decreases in volume-related revenues have been partially offset by volume increases in our WM Renewable Energy business which grew in 2020 as a result of a new renewable energy facility coming online, and our continued focus on a differentiated service model for national accounts customers.

We experienced higher volumes throughout 2019 when compared to 2018 due to our focus on customer service and disciplined growth, combined with favorable market conditions in our collection and disposal business. We experienced significant volume growth with existing customers, particularly in our commercial collection business as a result of proactive efforts taken to work with our customers as their needs expanded to identify service upgrade opportunities. Our event-driven projects in our special waste business and growth in our municipal solid waste business contributed to our landfill volume growth in 2019. Furthermore, our WMSBS business experienced favorable volume growth in 2019. The clean-up efforts of natural disasters primarily in California during the first half of 2019 contributed to volume growth in 2019, partially offset by volume decline from our recycling brokerage services in 2019.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling line of business, including certain rebates paid to suppliers; (vi) fuel costs, net of tax credits for alternative fuel, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies. Variations in volumes year-over-year, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses.

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2020		2019		2018
Labor and related benefits	$2,746	18.1%	$2,791	18.0%	$2,703	18.1%
Transfer and disposal costs	1,135	7.5	1,160	7.5	1,105	7.4
Maintenance and repairs	1,331	8.7	1,355	8.8	1,255	8.4
Subcontractor costs	1,523	10.0	1,532	9.9	1,375	9.2
Cost of goods sold	553	3.6	553	3.6	783	5.3
Fuel	265	1.7	336	2.2	409	2.7
Disposal and franchise fees and taxes	606	4.0	627	4.1	598	4.0
Landfill operating costs	394	2.6	379	2.4	331	2.2
Risk management	269	1.8	267	1.7	235	1.6
Other	519	3.4	496	3.2	455	3.1
	$9,341	61.4%	$9,496	61.4%	$9,249	62.0%

As discussed above in Operating Revenues, year-over-year decreases in our landfill and industrial and commercial collection volumes, primarily due to the impacts of COVID-19, have significantly impacted the year ended December 31, 2020. The declines in most operating expense categories during the reported periods are directly related to proactive steps taken to manage our variable costs in the lower volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines and have negatively impacted operating costs as a percentage of revenues. In addition, our operating expenses as a percentage of revenues was impacted by our acquisition of Advanced Disposal as the acquired business’s operating cost structure is higher than ours, because we are early in our integration and synergy realization processes and we have incurred certain one-time, upfront costs needed to support integration. Despite this, our proactive cost management efforts positioned us to hold our overall operating expenses as a percentage of revenues flat when compared with the prior year periods.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs in 2020 as compared with 2019 was largely driven by decreases in volume in our industrial and commercial collection businesses. Our proactive steps positioned us to optimize our route structure to respond to lower industrial and commercial collection volumes. Additionally, the decrease was attributable to (i) improved efficiency; (ii) lower headcount due to employee attrition coupled with proactive steps to defer hiring due to COVID-19 driven uncertainty and (iii) lower annual incentive compensation. These decreases were offset, in part, by annual merit increases and the addition of employees as a result of our acquisition of Advanced Disposal. The increase in labor and related benefits costs in 2019 as compared with 2018 was driven by (i) volume growth in our collection and disposal business; (ii) merit increases and (iii) cost inflation. These cost increases were offset, in part, by lower bonus costs related to a one-time plan established in early 2018 targeted at improving employee retention.

Transfer and Disposal Costs — The decrease in transfer and disposal costs in 2020 as compared with 2019 was largely driven by volume declines in our industrial and commercial collection businesses as a result of COVID-19 offset, in part, by additional disposal costs attributable to our acquisition of Advanced Disposal. The increase in transfer and disposal costs in 2019 as compared with 2018, was driven by overall volume growth in our collection and disposal business and, to a lesser extent, cost inflation.

Maintenance and Repairs — The decrease in maintenance and repairs costs in 2020 as compared with 2019 was largely driven by proactive steps to optimize routes and reduce overtime hours to address the volume declines discussed above. This decline in costs was partially offset by additional costs incurred to make investments in the fleet acquired as part of the Advanced Disposal acquisition. Additionally, there has been an increasing trend in our maintenance and repairs costs during the reported periods due to (i) inflationary cost pressures for both Company and third-party services due to demand for skilled technician labor as well as for parts and supplies; (ii) higher per unit costs required for an increasingly automated fleet in the residential line of business and (iii) our focus on making upgrades to our operating facilities. The comparisons are also impacted by a $16 million non-cash charge to write off certain equipment costs related to our Other segment recognized in 2019.

Subcontractor Costs — The decrease in subcontractor costs in 2020 as compared to 2019 was largely driven by COVID-19 related volume declines in our industrial collection business and projects ending or scaling down during 2020 in our EES business. The decrease was offset, in part, by an increase in business activity in our WMSBS business which relies more extensively on subcontracted hauling than our collection and disposal business. The increase in subcontractor costs in 2019 as compared to 2018 was primarily driven by (i) volume growth in our collection and disposal business, largely attributable to a significant contract executed in the second half of 2017 that generated incremental volumes in 2019; (ii) volume growth in our WMSBS and EES businesses and (iii) cost inflation related to capacity constraints of our subcontractors in certain markets.

Cost of Goods Sold — Costs in 2020 were flat when compared to 2019 in spite of an increase in commodity prices, largely due to lower recycling volumes as a result of COVID-19. Additionally, a higher percentage of our overall recycled commodity sales were targeted at domestic markets, resulting in lower freight costs. The decrease in cost of goods sold in 2019 as compared with 2018 was primarily driven by lower market prices for recycling commodities and by lower costs due to the sale of certain ancillary operations in the second quarter of 2018.

Fuel — The decrease in fuel costs in 2020 as compared with 2019 was primarily due to (i) a decline in market prices for diesel fuel; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (iii) volume declines. The decreases were offset, in part, by (i) lower federal alternative fuel credits and (ii) additional costs attributable to our acquisition of Advanced Disposal. The decrease in fuel costs in 2019 as compared with 2018 was due to (i) the recognition of two years of federal alternative fuel credits in 2019 compared to a single year of credits in 2018 due to the timing of government action providing for the benefits attributable to each period; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (iii) lower market prices for diesel fuel.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes in 2020 as compared to 2019 was primarily related to lower volumes in our landfill line of business, largely driven by the impact of COVID-19. The decreases were offset, in part, by additional costs attributable to our acquisition of Advanced Disposal. The increase in disposal and franchise fees and taxes in 2019 as compared with 2018 was primarily related to higher volumes in our landfill line of business.

Landfill Operating Costs — The increase in landfill operating costs in 2020 as compared with 2019 was primarily due to higher leachate management costs compared to the prior year and additional costs attributable to our acquisition of Advanced Disposal. This increase was offset, in part, by decreases attributable to lower volumes at our landfills. The increase in landfill operating costs in 2019 as compared with 2018 was primarily due to higher leachate management costs driven largely by inclement weather in certain parts of North America and increased ongoing site maintenance costs. Additionally, 2020 and 2019 were impacted by decreases in the risk-free discount rate used in the measurement of our environmental remediation obligations and recovery assets due to decreases in U.S. treasury rates. See Note 4 to the Consolidated Financial Statements for additional information.

Risk Management — Risk management costs were relatively flat in 2020 as compared with 2019. The increase in risk management costs in 2019 as compared with 2018 was primarily due to an increase in claims expense as a result of growth in the business and cost inflation.

Other — Net gains on sales of certain assets during each year impacted the comparability of the reported periods.

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2020		2019		2018
Labor and related benefits	$1,057	6.9%	$1,020	6.6%	$957	6.4%
Professional fees	256	1.7	183	1.2	113	0.8
Provision for bad debts	54	0.4	38	0.3	53	0.3
Other	361	2.4	390	2.5	330	2.2
	$1,728	11.4%	$1,631	10.6%	$1,453	9.7%

Selling, general and administrative expenses for the year ended December 31, 2020 have increased due to (i) incremental costs of approximately $150 million incurred in connection with the acquisition and integration of Advanced Disposal; (ii) strategic investments in our digital platform, including planned investments in a new enterprise resource planning system and accelerated investments in customer service digitalization and (iii) an increase in the provision for bad debts due to negative impacts on customer receipts experienced as a result of the COVID-19 pandemic. In addition to the cost increases, selling, general and administrative expenses as a percent of revenue have increased in 2020 due to the decline in volume-related revenues.

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

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2020 compared with 2019 was largely due to (i) costs incurred in connection with our acquisition of Advanced Disposal including severance costs and additional headcount; (ii) annual merit increases and (iii) costs associated with the strategic investments in our digital platform. These cost increases were offset, in part, by (i) lower annual incentive compensation and (ii) proactive steps undertaken to defer hiring and reduce labor related costs. The increase in labor and related benefits costs in 2019 compared with 2018 was primarily due to (i) an increase in headcount, merit increases and higher incentive compensation and (ii) increased contract labor costs driven by planned investments in our digital platform.

Professional Fees — The increases in professional fees over the reported periods were primarily driven by consulting fees incurred in connection with the acquisition and integration of Advanced Disposal and strategic investments in our digital platform.

Provision for Bad Debts — The increase in the provision for bad debts in 2020 compared with 2019 was primarily due to increased collection risk associated with certain customers as a result of the COVID-19 pandemic. However, we were encouraged to see an overall improvement in customer account collections during the second half of 2020 when compared to the first half of the year. The decrease in provision for bad debts in 2019 compared with 2018 was due to the collection of certain fully reserved receivables and higher prior year bad debt expense associated with the bankruptcy of a strategic customer.

Other — The decrease in other expenses in 2020 compared with 2019 was primarily due to lower litigation costs and proactive measures taken to reduce discretionary costs, such as travel and entertainment, company-wide. These cost decreases were offset, in part, by increased technology infrastructure costs in 2020, which we expect to continue as we make strategic investments in our digital platform. We also incurred one-time technology costs in the first half of 2020 to transition employees to work-from-home in response to the COVID-19 pandemic. The increase in other expenses in 2019 compared with 2018 was principally driven by higher litigation reserves and increased infrastructure costs associated with investments in our digital platform.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2020		2019		2018
Depreciation of tangible property and equipment	$996	6.6%	$893	5.8%	$838	5.6%
Amortization of landfill airspace	568	3.7	575	3.7	538	3.6
Amortization of intangible assets	107	0.7	106	0.7	101	0.7
	$1,671	11.0%	$1,574	10.2%	$1,477	9.9%

The increase in depreciation of tangible property and equipment in 2020, compared with 2019, was primarily related to (i) investments in capital assets, including trucks and facilities and (ii) additional depreciation attributable to our acquisition of Advanced Disposal. The decrease in amortization of landfill airspace in 2020 compared with 2019 was driven by (i) lower volumes at our landfills, primarily as a result of the COVID-19 pandemic and (ii) a decrease in the inflation rate used to estimate capping, closure and post-closure asset retirement obligations from 2.5% to 2.25% at

December 31, 2020. These decreases were offset, in part, by charges to reflect changes in estimated landfill construction costs and our acquisition of Advanced Disposal.

Our amortization of intangible assets was flat in 2020, compared with 2019. The increased expense for intangible assets acquired as part of the acquisition of Advanced Disposal was offset, primarily by decreases for certain customer list assets reaching the end of their lives.

The increase in depreciation of tangible property and equipment in 2019 compared with 2018 was primarily related to higher capital expenditures due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth. The increase in amortization of landfill airspace in 2019 compared with 2018 was driven by higher volumes at our landfills and changes in landfill estimates.

Restructuring

During the year ended December 31, 2020, we recognized $9 million of restructuring charges primarily related to modifying our field sales and customer services structures to better support our investment in customer service digitalization, which is discussed above.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2020	2019	2018
Gain from divestitures, net	$(33)	$—	$(96)
Asset impairments	68	42	38
	$35	$42	$(58)

During the year ended December 31, 2020, we recognized $35 million of net charges primarily related to the following:

Gain from Divestitures, Net — As discussed further in Note 18 to the Consolidated Financial Statements, we and Advanced Disposal entered into an agreement that provided for GFL Environmental to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice. Immediately following the closing of the Advanced Disposal acquisition on October 30, 2020, the transactions contemplated by the Divestiture Agreement were consummated and the Company subsequently received cash proceeds from the sale of $856 million. We recognized a net gain of $33 million on our net assets divested, primarily within our Tier 2 segment.

Energy Services Asset Impairments — During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020. No new indicators of impairment were identified during the second half of 2020.

Other Impairments —We recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. We determined the carrying value was not recoverable, and we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities, which is discussed further in Note 4 to the Consolidated Financial Statements.

Additionally, we recognized $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment. We determined the carrying values of the assets were not recoverable, and we wrote off their entire net carrying value using an income approach based on estimated future cash flow projections (Level 3).

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges, of which $17 million related to our EES business, and $10 million related to our LampTracker® reporting unit and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations.

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

Income from Operations

The following table summarizes income from operations for the year ended December 31 and has been updated to reflect our realigned segments which are discussed further in Note 20 to the Consolidated Financial Statements (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2020	Change		2019(c)	Change		2018(c)
Solid Waste:
Tier 1	$1,575	$(144)	(8.4)%	$1,719	$64	3.9%	$1,655
Tier 2	849	(32)	(3.6)	881	69	8.5	812
Tier 3	1,071	(102)	(8.7)	1,173	145	14.1	1,028
Solid Waste	3,495	(278)	(7.4)	3,773	278	8.0	3,495
Other (a)	(38)	123	*	(161)	(132)	*	(29)
Corporate and Other (b)	(1,023)	(117)	12.9	(906)	(229)	33.8	(677)
Total	$2,434	$(272)	(10.1)%	$2,706	$(83)	(3.0)%	$2,789
Percentage of revenues	16.0%			17.5%			18.7%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) our WMSBS business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2020 are summarized below:

The following items affected 2020 when compared to 2019:

●	Income from operations for 2020 decreased on a year-over-year basis for all Tiers due to the overall negative impact of the COVID-19 pandemic resulting in revenue declines from lower volumes and higher depreciation and amortization expense which was primarily related to investments in capital assets, including trucks and facilities. The declines were partially offset by (i) higher yield in our collection and disposal businesses; (ii) the benefit of resumed fees and price increases; (iii) lower operating costs directly related to our proactive steps taken to manage our variable costs in the lower volume environment and (iv) a net divestiture gain of $33 million associated with the sale of net assets to GFL Environmental, primarily within our Tier 2 segment.
●	Additionally, income from operations for our Tier 1 segment was impacted by $41 million of non-cash asset impairment charges primarily related to two landfills and an oil field waste injection facility. Income from operations for our Tier 3 segment was impacted by a $20 million non-cash impairment charge related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace. Furthermore, in 2019, our Tier 2 segment benefited from the clean-up efforts of natural disasters primarily in California and similar efforts did not recur in 2020.

The following items affected 2019 when compared to 2018:

●	Income from operations for our collection and disposal business experienced strong operating results, primarily driven by (i) internal revenue growth; (ii) acquisitions and divestitures and (iii) decreased fuel costs due in part to a year-over-year increase in federal natural gas fuel credits.

However, the following items negatively impacted our results from operations and resulted in lower income from operations in 2019 when compared with 2018:

●	(i) higher operating costs, driven by increased volumes, higher depreciation related to new collection fleet and higher labor, maintenance and repair costs; (ii) lower recycling commodity prices and (iii) asset impairments.

Other — Income from operations for the Other segment for the year ended December 31, 2020 compared with 2019 was favorably impacted primarily by (i) an increase in revenue in our WM Renewable Energy business as a result of a new renewable energy facility coming online which drove an increase in commodity sales; (ii) an increase in revenue for our WMSBS business as a result of newly executed national account contracts and (iii) an increase in revenue in our recycling brokerage business.

In 2019 compared with 2018, lower income from operations is a result of (i) net gains from divestitures of certain ancillary operations in the prior year period of $44 million; (ii) $27 million of goodwill impairment charges, of which $17 million related to our EES business and $10 million related to our LampTracker® reporting unit; (iii) lower commodity prices in 2019 associated with our WM Renewable Energy business; (iv) a $16 million non-cash charge to write off certain equipment costs in 2019 and (v) an increase in claims expense as a result of growth in the business and cost inflation.

Corporate and Other — The most significant items affecting the results of operations for Corporate and Other during the three years ended December 31, 2020 are summarized below:

The following items affected 2020 when compared with 2019:

●	The decrease in income from operations was driven by increased expenses as a result of (i) our acquisition and integration of Advanced Disposal; (ii) investments we are making in our digital platform; (iii) incremental costs associated with COVID-19 pandemic and (iv) higher long-term incentive compensation costs. These increased expenses were offset, in part, by (i) lower annual incentive compensation and (ii) lower litigation reserves.

The following items affected 2019 when compared with 2018:

●	The decrease in income from operations was driven by increased expenses as a result of (i) higher consulting fees, largely due to the investments we are making in our people and digital platform; (ii) higher litigation reserves; (iii) preparation for our acquisition of Advanced Disposal and (iv) a decrease in the risk-free discount rate used in the measurement of our environmental remediation obligations and recovery assets in 2019. Additionally, we recognized higher incentive compensation costs during 2019.

Interest Expense, Net

Our interest expense, net was $425 million, $411 million and $374 million in 2020, 2019 and 2018, respectively. The increase in interest expense, net for 2020 was primarily attributable to decreases in interest income resulting from lower cash and cash equivalents balances, due to the redemption of $3.0 billion of senior notes with a special mandatory redemption feature (the “SMR Notes”) in July 2020 as discussed below in Loss on Early Extinguishment of Debt, Net. Partially offsetting the decreases in interest income were favorable impacts due to a lower interest rate on our commercial paper borrowings as a result of the favorable interest rate environment in 2020 compared to 2019. The increase in 2019 compared with 2018 is primarily attributable to our May 2019 issuance of $4.0 billion senior notes, partially offset by related increases in interest income as a result of higher cash and cash equivalents balances.

Loss on Early Extinguishment of Debt, Net

In May 2019, WM issued $4.0 billion of senior notes, including $3.0 billion of SMR Notes. We used $344 million of the proceeds from this offering to retire $257 million principal amount of certain high-coupon senior notes. The cash paid to retire the high-coupon senior notes also included $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Consolidated Statement of Operations, and $3 million of accrued interest.

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

During the fourth quarter of 2020, we repaid the outstanding borrowings under our 364-day revolving credit facility and contemporaneously terminated the facility, at which time we recognized a $2 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to unamortized debt issuance costs.

At the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024. In November 2020, we redeemed the notes pursuant to an optional redemption feature upon which we recognized a $1 million gain on early extinguishment of debt in our Consolidated Statement of Operations due to the difference in carrying value and redemption price.

See Note 7 to the Consolidated Financial Statements for more information related to the debt transactions.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $68 million, $55 million and $41 million in 2020, 2019 and 2018, respectively. The losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments, which are discussed further in Note 9 to the Consolidated Financial Statements. Additionally, the 2019 periods include losses associated with our investment in a refined coal facility. In 2020, the entity that holds and manages our ownership interest in the refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time.

Other, Net

We recognized other, net income of $5 million and $2 million in 2020 and 2018, respectively, compared to other, net expense of $50 million in 2019. In 2019, we recognized a $52 million non-cash impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

We recorded income tax expense of $397 million, $434 million and $453 million in 2020, 2019 and 2018 respectively, resulting in effective income tax rates of 20.9%, 20.6% and 19.0% for the years ended December 31, 2020, 2019 and 2018, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Investments Qualifying for Federal Tax Credits — Our low-income housing properties and refined coal facility investments reduced our income tax expense by $87 million, $96 million and $57 million, primarily due to tax credits realized from these investments for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 19 for additional information related to these unconsolidated variable interest entities;
●	Other Federal Tax Credits — During 2020, 2019 and 2018, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $7 million, $11 million and $10 million, respectively;
●	Non-Deductible Transaction Costs — During 2020 and 2019, we recognized the detrimental tax impact of $27 million and $10 million, respectively, of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes;

●	Tax Implications of Impairments — Portions of the impairment charges recognized during 2019 and 2018 were not deductible for tax purposes resulting in an increase in income tax expense of $15 million and $1 million, respectively. The non-cash impairment charges recognized during 2020 are deductible for tax purposes. See Note 12 for more information related to our impairment charges;
●	Equity-Based Compensation — During 2020, 2019 and 2018, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $27 million, $25 million and $17 million, respectively;
●	State Net Operating Losses and Credits — During 2020, 2019 and 2018, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $12 million, $14 million and $22 million, respectively;
●	Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities and our audits are in various stages of completion. During the reported periods, we settled various tax audits, which resulted in a reduction in our income tax expense of $10 million, $2 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively;
●	Adjustments to Accruals and Deferred Taxes — Adjustments to our accruals and deferred taxes due to the filing of our income tax returns, analysis of our deferred tax balances and changes in state and foreign laws resulted in a reduction in our income tax expense of $3 million, $22 million and $52 million for the years ended December 31, 2020, 2019 and 2018, respectively; and
●	Enactment of Tax Reform — In accordance with applicable accounting guidance, the Company recognized the provisional tax impacts and subsequent measurement period adjustments related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, resulting in a reduction in our income tax expense of $12 million for the year ended December 31, 2018.

See Note 9 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 263 solid waste landfills and five secure hazardous waste landfills as of December 31, 2020 and 244 solid waste landfills and five secure hazardous waste landfills as of December 31, 2019. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2020			2019
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,754	200	4,954	4,762	220	4,982
Acquisitions, divestitures, newly permitted landfills and closures	259	14	273	27	—	27
Changes in expansions pursued (a)	—	21	21	—	36	36
Expansion permits granted (b)	44	(44)	—	57	(57)	—
Amortizable tons received	(112)	—	(112)	(121)	—	(121)
Changes in engineering estimates and other (c)	(54)	—	(54)	29	1	30
Balance as of end of year (in tons)	4,891	191	5,082	4,754	200	4,954
Balance as of end of year (in cubic yards)	4,828	163	4,991	4,694	166	4,860
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.

(b)	We received expansion permits at four of our landfills during 2020 and seven of our landfills during 2019, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2020					2019
	# of		Total		Tons per	# of	Total		Tons per
	Sites		Tons(a)		Day	Sites	Tons		Day
Solid waste landfills	263	(b)	112,729		413	244	120,556		443
Hazardous waste landfills	5		676		2	5	703		3
	268		113,405		415	249	121,259		446
Solid waste landfills closed, divested or lease or other contractual agreement expired during related year	5		318			8	692
			113,723	(c)			121,951	(c)
(a)	Includes approximately 1.2 million tons attributable to Advanced Disposal.
(b)	In 2020, we (i) acquired 24 landfills upon our acquisition of Advanced Disposal; (ii) divested two landfills; (iii) closed one landfill and (iv) closed two landfills operated under lease agreements. These landfill acquisition and divestiture totals do not include 16 landfills acquired through our acquisition of Advanced Disposal which were immediately sold pursuant to the Divestiture Agreement.
(c)	These amounts include 1.7 million tons and 1.3 million tons as of December 31, 2020 and 2019, respectively, that were received at our landfills but were not amortized as they were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our environmental legacy management group. As of December 31, 2020, our environmental legacy management group managed 221 closed landfills, including eight closed landfills acquired from Advanced Disposal.

Based on remaining permitted airspace as of December 31, 2020 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 38 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 40 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2020, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	26
6 to 10 years	23
11 to 20 years	45
21 to 40 years	63
41+ years	111
Total	268	(a)
(a)	Of the 268 landfills, 226 are owned, 30 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

As of December 31, 2020, we have 17 landfills which are not currently accepting waste. During the year ended December 31, 2020, we performed tests of recoverability for five of these landfills with an aggregate net recorded capitalized landfill asset cost of $304 million, for which the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining 12 landfills as the net recorded capitalized landfill asset cost was not material.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2020 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Amortization	Landfill Assets
December 31, 2019	$15,910	$(9,326)	$6,584
Capital additions	546	—	546
Asset retirement obligations incurred and capitalized	83	—	83
Acquisitions	607	—	607
Amortization of landfill airspace	—	(568)	(568)
Foreign currency translation	22	(10)	12
Asset retirements and other adjustments	(326)	212	(114)
December 31, 2020	$16,842	$(9,692)	$7,150

As of December 31, 2020, we estimate that we will spend approximately $664 million in 2021, and approximately $1.3 billion in 2022 and 2023 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2020 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2019	$1,855	$240
Obligations incurred and capitalized	83	—
Obligations settled	(103)	(23)
Interest accretion	103	2
Revisions in estimates and interest rate assumptions (a) (b)	(27)	11
Acquisitions, divestitures and other adjustments (c)	245	—
December 31, 2020	$2,156	$230
(a)	The amount reported for our landfill liabilities includes a reduction of $104 million related to the change in inflation rate from 2.5% to 2.25% as of December 31, 2020, of which $26 million was an immediate reduction to amortization expense. This reduction to landfill liabilities was partially offset by (i) an increase of $69 million primarily from changes in the timing and amount of costs as well as changes in estimates of remaining airspace and (ii) an increase of $8 million due to a business decision to close one of our landfills, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. This business decision also resulted in an impairment that is discussed in Note 12 to the Consolidated Financial Statements.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $9 million due to a decrease in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2019 to 1.00% at December 31, 2020.
(c)	The amount reported for our landfill liabilities includes (i) $261 million related to our acquisition of Advanced Disposal offset by (ii) a reduction of $17 million for the sale of certain landfills to GFL Environmental in connection with the Advanced Disposal acquisition. These items are discussed further in Note 18 to the Consolidated Financial Statements.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2020	2019	2018
Interest accretion on landfill liabilities	$103	$98	$95
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	9	13	(2)
Leachate and methane collection and treatment	189	173	150
Landfill remediation costs	1	4	13
Other landfill site costs	92	91	75
Total landfill operating costs	$394	$379	$331

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

The following table presents our landfill airspace amortization expense on a per-ton basis for the year ended December 31:

	2020	2019	2018
Amortization of landfill airspace (in millions)	$568	$575	$538
Tons received, net of redirected waste (in millions)	112	121	116
Average landfill airspace amortization expense per ton	$5.07	$4.75	$4.64

Different per-ton amortization rates are applied at each of our 268 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year. In addition, amortization expense for 2020 includes approximately $11 million related to approximately 1.2 million tons received at landfills acquired as part of our Advanced Disposal transaction.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends and investment in the business through capital expenditures and tuck-in acquisitions. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. Additionally, the Company continually takes actions to manage costs and capital spending without compromising long-term strategic priorities. Recent actions include route optimization initiatives, reducing overtime hours, limiting hiring and optimizing our workforce through improved retention and reduced turnover, reducing non-essential selling, general and administrative expenses and lowering capital expenditures to a level that is consistent with volume changes driven by COVID-19. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating, strategic and other liquidity requirements.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2020	2019
Cash and cash equivalents	$553	$3,561
Restricted trust and escrow accounts:
Insurance reserves (a)	$306	$270
Final capping, closure, post-closure and environmental remediation funds	114	109
Other	2	4
Total restricted trust and escrow accounts	$422	$383
Debt:
Current portion	$551	$218
Long-term portion	13,259	13,280
Total debt	$13,810	$13,498
(a)	Includes $75 million and $70 million as of December 31, 2020 and 2019, respectively, in other current assets in our Consolidated Balance Sheets.

Cash and cash equivalents — The decrease in cash and cash equivalents during 2020 is primarily due to funding our acquisition of Advanced Disposal in October 2020 as discussed above in Acquisition of Advanced Disposal, Inc.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2020 are described in Note 7 to the Consolidated Financial Statements.

As of December 31, 2020, we had $3.3 billion of debt maturing within the next 12 months, including (i) $1.8 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $242 million of other debt with scheduled maturities within the next 12 months, including $127 million of tax-exempt bonds. As of December 31, 2020, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $551 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2020, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Consolidated Balance Sheet as of December 31, 2020.

In November 2020, WM issued $2.5 billion of senior notes consisting of:

●	$500 million of 0.750% senior notes due November 15, 2025;
●	$500 million of 1.150% senior notes due March 15, 2028;
●	$1.0 billion of 1.500% senior notes due March 15, 2031 and
●	$500 million of 2.500% senior notes due November 15, 2050.

The net proceeds from these debt issuances were $2.48 billion and were used to term out our funding of the Advanced Disposal acquisition, to redeem our $400 million aggregate principal amount of 4.60% senior notes due March 2021, including $5 million of accrued but unpaid interest, and for general corporate purposes. See Note 7 to the Consolidated Financial Statements for more information related to the debt transactions.

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2020	2019
Revolving credit facility (a)	$270	$412
Other letter of credit lines (b)	566	532
	$836	$944
(a)	As of December 31, 2020, we had an unused and available credit capacity of $1.4 billion.
(b)	As of December 31, 2020, these other letter of credit lines are uncommitted with terms extending through April 2022.

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

December 31, 2020
Balance Sheet Information:
Current assets	$481
Noncurrent assets	14
Current liabilities	446
Noncurrent liabilities:
Advances due to affiliates	16,505
Other noncurrent liabilities	11,202

Year Ended
December 31, 2020
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	257

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2020	2019	2018
Net cash provided by operating activities	$3,403	$3,874	$3,570
Net cash used in investing activities	$(4,847)	$(2,376)	$(2,169)
Net cash (used in) provided by financing activities	$(1,559)	$1,964	$(1,508)

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $471 million for the year ended December 31, 2020, as compared with the prior year period, as a result of (i) higher income tax payments related to a taxable gain on the sale of Advanced Disposal assets to GFL Environmental; (ii) increased interest payments and integration related spending due to our acquisition of Advanced Disposal; (iii) payments associated with investments we are making in our digital platform and (iv) to a lesser extent, lower earnings on our traditional Solid Waste business primarily caused by the impact of the COVID-19 pandemic. These results were partially offset by cash benefits in the current year associated with the 2019 federal alternative fuel credits.

Our operating cash flows increased by $304 million for the year ended December 31, 2019, as compared with the prior year period, as a result of (i) higher earnings in the current year period primarily associated with our collection and disposal business; (ii) lower bonus payments; (iii) lower income tax payments of $57 million and (iv) net favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures, offset slightly by higher interest payments in the current year period primarily due to our May 2019 issuance of senior notes.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $4,088 million, $527 million and $466 million in 2020, 2019 and 2018, respectively, of which $4,085 million, $521 million and $460 million, respectively, are considered cash used in investing activities. The remaining spend is financing or operating activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our Solid Waste business. Our acquisition spending in 2020 and 2019 is primarily attributable to Advanced Disposal and Petro Waste Environmental LP, respectively. See Note 18 to the Consolidated Financial Statements for additional information. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.
●	Capital Expenditures — We used $1,632 million, $1,818 million and $1,694 million for capital expenditures in 2020, 2019 and 2018, respectively. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets; however, in 2020 we took proactive steps to reduce the amount of capital spending required due to the decrease in volumes as a result of COVID-19.
●	Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $885 million, $49 million and $208 million in 2020, 2019 and 2018, respectively. In 2020, our proceeds included $856 million related to the sale of net assets to GFL Environmental. In 2019 and 2018, $8 million and $153 million of these divestitures, respectively, were made as a part of our continuous focus on improving or divesting certain non-strategic or underperforming businesses. The remaining amounts in 2020, 2019 and 2018 generally related to the sale of fixed assets.
●	Other, Net — Our spending within other, net was $15 million, $86 million, and $223 million in 2020, 2019 and 2018, respectively. During 2020 and 2019, we used $14 million and $44 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. We also used $20 million in 2019 to make an initial cash payment associated with a low-income housing investment. In 2019, these items were partially offset by cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations. The activity in 2018 was primarily due to changes in our investments portfolio associated with our wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities.

Net Cash (Used in) Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the year ended December 31 (in millions):

	2020	2019	2018
Borrowings:
Revolving credit facility	$50	$—	$119
364-day revolving credit facility (a)	3,000	—	—
Canadian term loan and revolving credit facility	—	—	8
Senior notes	2,479	3,971	—
Canadian senior notes	—	373	—
Tax-exempt bonds	261	339	185
Other debt	—	—	47
	$5,790	$4,683	$359
Repayments:
Revolving credit facility	$(50)	$(11)	$(108)
364-day revolving credit facility (a)	(3,000)	—	—
Canadian term loan and revolving credit facility	—	—	(117)
Senior notes	(4,000)	(257)	—
Advanced Disposal senior notes	(437)	—	—
Tax-exempt bonds	(212)	(204)	(167)
Other debt	(108)	(61)	(107)
	$(7,807)	$(533)	$(499)
Net cash (repayments) borrowings	$(2,017)	$4,150	$(140)

(a)	In November 2020, we terminated this facility contemporaneously with repayment of all outstanding borrowings with proceeds from our November 2020 senior notes issuance.

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums Paid on Early Extinguishment of Debt — During the year ended December 31, 2020, we paid premiums of $30 million to redeem $3.0 billion of SMR Notes as discussed further in Note 7 to the Consolidated Financial Statements. During the year ended December 31, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Loss on Early Extinguishment of Debt for further discussion.
●	Commercial Paper Program — During 2020 and 2018, we had net cash borrowings of $1,808 million and $453 million, respectively, compared to net cash repayments of $1,001 million during 2019, under our commercial paper program. Borrowings incurred in 2020 were used for the redemption of the SMR Notes and to partially fund our acquisition of Advanced Disposal. Borrowings incurred in 2019 were primarily to support acquisitions and for general corporate purposes. We repaid the outstanding balance in the second quarter of 2019 with proceeds from the May 2019 issuance of senior notes discussed above.
●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We repurchased $402 million, $244 million, and $1,008 million (including $4 million paid in January 2019) of our common stock during 2020, 2019 and 2018, respectively. See Note 14 to the Consolidated Financial Statements for additional information.

We announced in December 2020 that the Board of Directors has authorized up to $1.35 billion in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors’ authorization for share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid aggregate cash dividends of $927 million, $876 million and $802 million during 2020, 2019 and 2018, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.465 in 2018 to $0.5125 in 2019 and to $0.545 in 2020 which was offset, in part, by a reduction in the number of shares of our common stock outstanding as a result of our common stock repurchase program.

In December 2020, we announced that our Board of Directors expects to increase the quarterly dividend from $0.545 to $0.575 per share for dividends declared in 2021. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Proceeds from the Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $63 million, $67 million and $52 million during 2020, 2019 and 2018, respectively. The year-over-year changes are generally due to the number of stock options exercised and the exercise price of those options.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2020	2019	2018
Net cash provided by operating activities	$3,403	$3,874	$3,570
Capital expenditures	(1,632)	(1,818)	(1,694)
Proceeds from divestitures of businesses and other assets (net of cash divested)	885	49	208
Free cash flow	$2,656	$2,105	$2,084

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities: (a)
Final capping, closure and post-closure	$138	$167	$132	$166	$148	$2,930	$3,681
Environmental remediation	26	48	40	33	12	61	220
Non-cancelable operating lease obligations	59	71	64	55	42	362	653
	223	286	236	254	202	3,353	4,554
Debt payments (b) (c) (d)	2,056	665	647	468	1,451	8,700	13,987
Unrecorded Obligations: (e)
Interest on debt (f)	366	353	325	309	292	2,990	4,635
Estimated unconditional purchase obligations (g)	160	147	133	114	100	454	1,108
Anticipated liquidity impact as of December 31, 2020	$2,805	$1,451	$1,341	$1,145	$2,045	$15,497	$24,284
(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs recorded in our Consolidated Balance Sheet as of December 31, 2020, without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest.
(c)	Our debt obligations as of December 31, 2020 include $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities. If the remarketings of our bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowings for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2020, refer to Note 7 to the Consolidated Financial Statements.
(d)	Our recorded debt obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. These amounts have been excluded as they will not impact our liquidity in future periods.
(e)	Our unrecorded obligations represent purchase commitments from which we expect to realize an economic benefit in future periods and interest payable on our debt. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.
(f)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2020. As of December 31, 2020, we had $94 million of accrued interest related to our debt obligations.
(g)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. Accordingly, the amounts reported in the table are subject to change and actual cash flow obligations in the near future may be different. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, the fair value of assets and liabilities acquired in business combinations or as asset acquisitions and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below and in Note 3 to the Consolidated Financial Statements. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Fair Value of Nonfinancial Assets and Liabilities

Significant estimates are made in determining the fair value of long-lived tangible and intangible assets (i.e., property, plant and equipment, intangible assets and goodwill) during the impairment evaluation process. In addition, the majority of assets acquired and liabilities assumed in a business combination are required to be recognized at fair value under the relevant accounting guidance.

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

Acquisitions — In accordance with the purchase method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. When we are in the process of valuing all of the assets and liabilities acquired in an acquisition, there can be subsequent adjustments to our estimates of fair value and resulting preliminary purchase price allocation.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net.

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

We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM pays an annual premium to the insurance captive, typically in the first quarter of the year, for estimated losses based on an external actuarial analysis. These premiums are held in a restricted escrow account to be used solely for paying insurance claims, resulting in a transfer of risk from WM to the insurance captive, and are allocated between current and long-term assets in our Consolidated Balance Sheets depending on timing on the use of funds.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 19 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2020, approximately 34% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2020.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2020, we had $13.9 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. We have $3.1 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $1.8 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months and (iii) $54 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or weekly basis. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2021 interest expense by $12 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $1.1 billion as of December 31, 2020.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high-quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust and escrow account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities and equity securities, which generally mature over the next nine years.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, plastics and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. We attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues may also increase or decrease.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advanced Disposal Services, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted approximately 10.6% of total consolidated assets, excluding goodwill, as of December 31, 2020, approximately 1.3% of total consolidated revenues and less than 1% of consolidated operating income, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Advanced Disposal Services, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
Houston, Texas February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Landfill Amortization
Description of the Matter

At December 31, 2020, the Company’s landfill assets, net of accumulated amortization, totaled $7.2 billion and the associated amortization expense for 2020 was $568 million. As discussed in Note 3 of the financial statements, the Company updates the estimates used to calculate individual landfill amortization rates at least annually, or more often if significant facts change. Landfill amortization rates are used in the computation of landfill amortization expense.

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

To test the landfill asset amortization rates, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting a similar type of waste. Regarding unpermitted expansion airspace, we evaluated the Company’s criteria for inclusion in remaining airspace. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY’s engineering specialists to assist with the evaluation of the Company’s landfill future development cost and airspace assumptions. We also tested the completeness and accuracy of the historical data utilized in the development of the landfill amortization rates.

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2020, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $2.2 billion. As discussed in Note 3 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

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

Acquisition of Advanced Disposal Services, Inc. – Valuation of Customer Relationship and Landfill rights/permits
Description of the Matter

As described in Note 18 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisition of Advanced Disposal Services, Inc. (“Advance Disposal”) for net consideration of $4.1 billion. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of Advance Disposal was complex due to the significant estimation required by management in determining the fair value of the acquired customer relationships and landfill assets included within Other intangible assets and Property and equipment, respectively, in Note 18, both of which utilize prospective financial information. The Company valued the customer relationship asset using an income approach; specifically, the multi-period excess earnings model. The significant assumptions used to value customer relationships included, among others, the attrition rate, revenue growth rate, and discount rate. The Company valued the landfill assets using an income approach; specifically, a discounted cash flow model. The significant assumptions used to value landfill assets included, among others, the forecasted revenue and revenue growth (including forecasted waste volumes and rate per ton), discount rate, and forecasted capital expenditures. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the Advance Disposal acquisition. For example, we tested controls over the valuation of customer relationships and landfill assets, including management’s review of the valuation models, and underlying data and assumptions used to develop the estimated fair value of these assets.

To test the estimated fair value of the customer relationship and landfill assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used to determine the valuation calculations, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by the management to determine the fair value estimates. Additionally, we performed sensitivity analyses of the identified significant assumptions and compared them, as applicable, to current industry and market trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical results, among other procedures.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 22, 2021

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$553	$3,561
Accounts receivable, net of allowance for doubtful accounts of $33 and $28, respectively	2,097	1,949
Other receivables, net of allowance for doubtful accounts of $7 and $1, respectively	527	370
Parts and supplies	124	106
Other assets	239	223
Total current assets	3,540	6,209
Property and equipment, net of accumulated depreciation and amortization of $20,095 and $18,657, respectively	14,148	12,893
Goodwill	8,994	6,532
Other intangible assets, net	1,024	521
Restricted trust and escrow accounts	347	313
Investments in unconsolidated entities	426	483
Other assets	866	792
Total assets	$29,345	$27,743
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,121	$1,065
Accrued liabilities	1,342	1,327
Deferred revenues	539	534
Current portion of long-term debt	551	218
Total current liabilities	3,553	3,144
Long-term debt, less current portion	13,259	13,280
Deferred income taxes	1,806	1,407
Landfill and environmental remediation liabilities	2,222	1,930
Other liabilities	1,051	912
Total liabilities	21,891	20,673
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,129	5,049
Retained earnings	11,159	10,592
Accumulated other comprehensive income (loss)	39	(8)
Treasury stock at cost, 207,480,827 and 205,956,366 shares, respectively	(8,881)	(8,571)
Total Waste Management, Inc. stockholders’ equity	7,452	7,068
Noncontrolling interests	2	2
Total equity	7,454	7,070
Total liabilities and equity	$29,345	$27,743

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Operating revenues	$15,218	$15,455	$14,914
Costs and expenses:
Operating	9,341	9,496	9,249
Selling, general and administrative	1,728	1,631	1,453
Depreciation and amortization	1,671	1,574	1,477
Restructuring	9	6	4
(Gain) loss from divestitures, asset impairments and unusual items, net	35	42	(58)
	12,784	12,749	12,125
Income from operations	2,434	2,706	2,789
Other income (expense):
Interest expense, net	(425)	(411)	(374)
Loss on early extinguishment of debt, net	(53)	(85)	—
Equity in net losses of unconsolidated entities	(68)	(55)	(41)
Other, net	5	(50)	2
	(541)	(601)	(413)
Income before income taxes	1,893	2,105	2,376
Income tax expense	397	434	453
Consolidated net income	1,496	1,671	1,923
Less: Net income (loss) attributable to noncontrolling interests	—	1	(2)
Net income attributable to Waste Management, Inc.	$1,496	$1,670	$1,925
Basic earnings per common share	$3.54	$3.93	$4.49
Diluted earnings per common share	$3.52	$3.91	$4.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2020	2019	2018
Consolidated net income	$1,496	$1,671	$1,923
Other comprehensive income (loss), net of tax:
Derivative instruments, net	15	8	8
Available-for-sale securities, net	11	15	5
Foreign currency translation adjustments	20	55	(105)
Post-retirement benefit obligation, net	1	1	2
Other comprehensive income (loss), net of tax	47	79	(90)
Comprehensive income	1,543	1,750	1,833
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,543	$1,749	$1,835

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net income	$1,496	$1,671	$1,923
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,671	1,574	1,477
Deferred income tax expense (benefit)	165	100	25
Interest accretion on landfill liabilities	103	98	95
Provision for bad debts	54	39	54
Equity-based compensation expense	94	86	89
Net gain on disposal of assets	(9)	(27)	(47)
(Gain) loss from divestitures, asset impairments and other, net	43	113	(58)
Equity in net losses of unconsolidated entities, net of dividends	60	55	41
Loss on early extinguishment of debt, net	53	85	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(179)	(53)	(16)
Other current assets	10	(23)	(16)
Other assets	53	10	(14)
Accounts payable and accrued liabilities	(37)	243	203
Deferred revenues and other liabilities	(174)	(97)	(186)
Net cash provided by operating activities	3,403	3,874	3,570
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,085)	(521)	(460)
Capital expenditures	(1,632)	(1,818)	(1,694)
Proceeds from divestitures of businesses and other assets (net of cash divested)	885	49	208
Other, net	(15)	(86)	(223)
Net cash used in investing activities	(4,847)	(2,376)	(2,169)
Cash flows from financing activities:
New borrowings	5,790	4,683	359
Debt repayments	(7,807)	(533)	(499)
Premiums paid on early extinguishment of debt	(30)	(84)	—
Net commercial paper borrowings (repayments)	1,808	(1,001)	453
Common stock repurchase program	(402)	(248)	(1,004)
Cash dividends	(927)	(876)	(802)
Exercise of common stock options	63	67	52
Tax payments associated with equity-based compensation transactions	(34)	(33)	(29)
Other, net	(20)	(11)	(38)
Net cash (used in) provided by financing activities	(1,559)	1,964	(1,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	4	2	(3)
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(2,999)	3,464	(110)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,647	183	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$648	$3,647	$183

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$553	$3,561	$61
Restricted cash and cash equivalents included in other current assets	28	15	49
Restricted cash and cash equivalents included in restricted trust and escrow accounts	67	71	73
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$648	$3,647	$183

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	1,923	—	—	—	1,925	—	—	—	(2)
Other comprehensive income (loss), net of tax	(90)	—	—	—	—	(90)	—	—	—
Cash dividends declared of $1.86 per common share	(802)	—	—	—	(802)	—	—	—	—
Equity-based compensation transactions, net of tax	151	—	—	60	1	—	2,345	90	—
Common stock repurchase program	(1,008)	—	—	—	—	—	(11,673)	(1,008)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	(1)	—	—	—	—	—	(7)	—	(1)
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	1,671	—	—	—	1,670	—	—	—	1
Other comprehensive income (loss), net of tax	79	—	—	—	—	79	—	—	—
Cash dividends declared of $2.05 per common share	(876)	—	—	—	(876)	—	—	—	—
Equity-based compensation transactions, net	164	—	—	56	1	—	2,585	107	—
Common stock repurchase program	(244)	—	—	—	—	—	(2,247)	(244)	—
Other, net	—	—	—	—	—	—	5	—	—
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standards	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	1,496	—	—	—	1,496	—	—	—	—
Other comprehensive income (loss), net of tax	47	—	—	—	—	47	—	—	—
Cash dividends declared of $2.18 per common share	(927)	—	—	—	(927)	—	—	—	—
Equity-based compensation transactions, net	172	—	—	80	1	—	2,158	91	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	(1)	—	4	1	—
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

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

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S.

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our acquisition of Advanced Disposal and segments is included in Notes 18 and 20, respectively.

2.    New Accounting Standards and Reclassifications

Adoption of New Accounting Standards

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 associated with lease accounting. There were further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. On January 1, 2019, we adopted this ASU using the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. Accordingly, our financial statements for the reported periods after January 1, 2019 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. In addition, we applied (i) the practical expedient for land easements, which allows the Company to not apply the lease standard to certain existing land easements at transition and (ii) the practical expedient to include both the lease and non-lease components as a single component and account for it as a lease. See Note 8 for additional information.

Financial Instruments-Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. On January 1, 2020, we adopted this ASU using the modified retrospective transition method. The amended guidance replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This expected loss model generally results in earlier recognition of an allowance for losses. We recognized a net $2 million after tax decrease to retained earnings as of January 1, 2020 for the cumulative impact of adopting the amended guidance. See Note 3 for additional information and disclosures related to this amended guidance.

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

Guarantor Financial Information — In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that simplify the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The disclosure requirements, as amended, are now located in newly-created Rules 13-01 and 13-02 of Regulation S-X and are generally effective for filings on or after January 4, 2021, with early adoption permitted. We early adopted the new disclosure requirements effective as of April 1, 2020 and are providing the summarized financial information and related disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Item 7”) in this Form 10-K.

Amendments to and Modernization of Regulation S-K — In August and November 2020, the SEC adopted final amendments to Regulation S-K intended to (i) modernize the disclosure requirements related to the description of business, legal proceedings and risk factors (Items 101, 103 and 105) and (ii) simplify and enhance certain financial disclosure requirements (Items 301, 302(a) and 303). Among other things, the amendments: (i) require registrants to include a description of human capital resources to the extent such disclosures would be material to an understanding of the registrant’s business (Item 101); (ii) increase the threshold for disclosure of governmental environmental proceedings from those reasonably likely to result in penalties in excess of $100,000 to $300,000 (Item 103); (iii) refine the risk factors disclosure to require disclosure of material risks and require that such risk factors be organized using sub-headings (Item 105); (iv) allow registrants to omit the table of selected quarterly financial data currently provided for each quarter of the two most recent fiscal years (Item 302(a)); (v) eliminates the table of selected financial data for each of its last five years required within annual reports (Item 301) and (vi) eliminate the requirement to present a contractual obligations table within Item 7 and instead describe known contractual and other obligations within liquidity and capital resources of Item 7 (Item 303).

We adopted the amended disclosure requirements for Item 101, Item 103 and Item 105 effective as of December 31, 2020, and the changes are reflected within Item 1, Business and Item 1A. Risk Factors. The amended guidance for Item 301, Item 302(a) and Item 303 is required for all registrants beginning with their first fiscal year ending on or after August 9, 2021. Registrants who have not currently filed their annual reports may early adopt the entire amended rule or Item 301 and Item 302(a) effective on February 10, 2021. We have elected to early adopt the amendments to Item 301 and Item 302(a). We are assessing the remaining provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

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

Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, the fair value of assets and liabilities acquired in business combinations or as asset acquisitions and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted trust and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2020 and 2019, no single customer represented greater than 5% of total accounts receivable.

Accounts and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables and existing as well as expected economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2020	2019
Balance as of January 1,	$28	$29
Adoption of new accounting standard	(1)	—
Additions charged to expense	51	39
Accounts written-off, net of recoveries	(44)	(43)
Acquisitions, divestitures and other, net	(1)	3
Balance as of December 31,	$33	$28

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

In January 2020, a novel strain of coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern and subsequently declared a global pandemic in March 2020. Throughout the COVID-19 pandemic, the Company has proactively taken steps to put our employees’ and customers’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential waste services safely and efficiently. With this in mind, during the first half of 2020 we extended payment terms and postponed collections and service discontinuation for customers who were negatively impacted by the COVID-19 pandemic. These actions contributed to an increase in the aging of outstanding balances. Improved economic conditions during the second half of 2020 have allowed us to return to more regular business practices, in accordance with our contractual terms.

As of December 31, 2020, we had $2,097 million of trade receivables, net of allowance for doubtful accounts of $33 million. The allowance for doubtful accounts has increased by $5 million during 2020, largely due to the COVID-19 pandemic. Based on aging analyses as of December 31, 2020 and 2019, approximately 90% of our trade receivables were outstanding less than 60 days.

For other receivables, as well as loans and other instruments, the Company relies primarily on credit ratings and associated default rates based on the maturity of the instrument. All receivables, as well as other instruments, are adjusted for our expectation of future market conditions and trends. Due to the adoption of ASU 2016-13, we recognized a $4 million pre-tax increase to our allowance for doubtful accounts on notes and other receivables. As of December 31, 2020, we had $703 million of notes and other receivables, net of allowance of $8 million. As of December 31, 2019, we had $544 million of notes and other receivables, net of allowance of $1 million. Based on an aging analysis as of December 31, 2020 and 2019, approximately 75% and 70%, respectively, of our other receivables were due within 12 months or less.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other receivables, as of December 31, 2020 and 2019, include receivables related to income tax payments in excess of our current income tax obligations of $414 million and $231 million, respectively. Other receivables as of December 31, 2020 and 2019 also included a receivable of $20 million and $70 million, respectively, related to federal natural gas fuel credits.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is completed.

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2020, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.25%. During the years ended December 31, 2019 and 2018, we used an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2020 was approximately 5.0%.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2020, two landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $230 million recorded in the Consolidated Balance Sheet as of December 31, 2020. Our ultimate

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflated the cost in current dollars by 2.25% and 2.50% as of December 31, 2020 and 2019, respectively, until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets for the year ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2020	2019	2018
Increase (decrease) in operating expenses	$8	$9	$(2)
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	1.00%	1.75%	2.75%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $34 million and $36 million as of December 31, 2020 and 2019, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $12 million and $8 million as of December 31, 2020 and 2019, respectively.

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

We include capitalized costs associated with developing or obtaining internal-use software within long-term other assets and these costs are amortized over a useful life of the relevant subscription period including any renewal options that are reasonably certain of being exercised. These costs include direct external costs of materials and services used in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2020, significantly all of the costs incurred to date are related to internal-use software that is currently under development.

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

Operating Leases (excluding landfill leases discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2020 are disclosed in Note 8.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are expensed as incurred. During the year ended December 31, 2020, we acquired four businesses related to our Solid Waste business, including the acquisition of Advanced Disposal. See Note 18 for additional information related to the acquisitions.

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Long-Lived Asset Impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over terms of 10 to 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Refer to Note 12 for information related to impairments recognized during the reported periods.

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

We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM pays an annual premium to the insurance captive, typically in the first quarter of the year, for estimated losses based on an external actuarial analysis. These premiums are held in a restricted escrow account to be used solely for paying insurance claims,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in a transfer of risk from WM to the insurance captive, and are allocated between current and long-term assets depending on timing on the use of funds.

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. These funds are generally allocated between cash, money market funds and available-for-sale securities depending on the estimated timing and purpose of the use of funds. We use a wholly-owned insurance captive to insure the deductibles for certain claims programs, as discussed above in Insured and Self-Insured Claims, and the premiums paid were directly deposited into a restricted escrow account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted trust and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted trust or escrow accounts. The current portion of restricted trust and escrow accounts as of December 31, 2020 and 2019 of $75 million and $70 million, respectively, is included in other current assets in our Consolidated Balance Sheets.

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

	2020	2019
Equity method investments	$314	$377
Investments without readily determinable fair values	63	57
Redeemable preferred stock	49	49
Investments in unconsolidated entities	$426	$483

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

Refer to Note 12 for information related to impairments and other adjustments recognized during the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We have operations in Canada, as well as certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss). Foreign currency translation adjustments were impacted by decreases in the U.S. dollar/Canadian dollar exchange rate from 1.3639 at December 31, 2018, to 1.2990 at December 31, 2019 and to 1.2734 at December 31, 2020. Refer to Note 13 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2020 and 2019, we had $159 million and $153 million of deferred contract costs, respectively, of which $118 million and $117 million was related to deferred sales incentives, respectively. During the years ended December 31, 2020, 2019 and 2018, we amortized $23 million, $23 million and $22 million of sales incentives to selling, general and administrative expense, respectively.

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

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2020, 2019 and 2018, total interest costs were $473 million, $485 million and $400 million, respectively, of which $16 million, $21 million and $16 million was capitalized in 2020, 2019 and 2018, respectively.

Income Taxes

The Company is primarily subject to income tax in the U.S. and Canada. Current tax obligations associated with our income tax expense are reflected in the accompanying Consolidated Balance Sheets as a component of accrued liabilities and our deferred tax obligations are reflected in deferred income taxes.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2020	2019	2018
Interest, net of capitalized interest	$461	$397	$339
Income taxes	422	292	349

During 2020, we had $50 million of non-cash financing activities primarily related to new financing leases, a portion of which are attributed to our acquisition of Advanced Disposal. During 2019 and 2018, we had $299 million and $250 million, respectively, of non-cash financing activities from federal low-income housing investments and new financing leases. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2020			2019
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$138	$26	$164	$138	$27	$165
Long-term	2,018	204	2,222	1,717	213	1,930
	$2,156	$230	$2,386	$1,855	$240	$2,095

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2020 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2019	$1,855	$240
Obligations incurred and capitalized	83	—
Obligations settled	(103)	(23)
Interest accretion	103	2
Revisions in estimates and interest rate assumptions (a) (b)	(27)	11
Acquisitions, divestitures and other adjustments (c)	245	—
December 31, 2020	$2,156	$230
(a)	The amount reported for our landfill liabilities includes a reduction of $104 million related to the change in inflation rate from 2.5% to 2.25% as of December 31, 2020, of which $26 million was an immediate reduction to amortization expense. This reduction to landfill liabilities was partially offset by (i) an increase of $69 million primarily from changes in the timing and amount of costs as well as changes in estimates of remaining airspace and (ii) an increase of $8 million due to a business decision to close one of our landfills, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. This business decision also resulted in an impairment that is discussed in Note 12.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $9 million due to a decrease in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2019 to 1.00% at December 31, 2020.
(c)	The amount reported for our landfill liabilities includes (i) $261 million related to our acquisition of Advanced Disposal offset by (ii) a reduction of $17 million for the sale of certain landfills to GFL Environmental Inc. (“GFL Environmental”) in connection with the Advanced Disposal acquisition. These items are discussed further in Note 18.

Our recorded liabilities as of December 31, 2020 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $26 million in 2021, $48 million in 2022, $40 million in 2023, $33 million in 2024, $12 million in 2025 and $61 million thereafter.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2020	2019
Land	$740	$656
Landfills	16,842	15,910
Vehicles	6,219	5,344
Machinery and equipment	3,293	3,140
Containers	2,869	2,616
Buildings and improvements	3,529	3,174
Furniture, fixtures and office equipment	751	710
	34,243	31,550
Less: Accumulated depreciation of tangible property and equipment	(10,403)	(9,331)
Less: Accumulated amortization of landfill airspace	(9,692)	(9,326)
Property and equipment, net	$14,148	$12,893

Depreciation and amortization expense, including amortization expense for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2020	2019	2018
Depreciation of tangible property and equipment	$996	$893	$838
Amortization of landfill airspace	568	575	538
Depreciation and amortization expense	$1,564	$1,468	$1,376

We include capitalized costs associated with developing or obtaining internal-use software within long-term other assets, and these costs are amortized over the useful life of the relevant subscription period including any renewal options that are reasonably certain of being exercised. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2020, total costs capitalized for our internal-use software were $21 million. Additionally, amortization expense for the period was immaterial as substantially all costs incurred to date are related to internal-use software that is currently under development.

6.    Goodwill and Other Intangible Assets

Goodwill was $8,994 million and $6,532 million as of December 31, 2020 and 2019, respectively. The $2,462 million increase in goodwill during 2020 is primarily related to our acquisition of Advanced Disposal as discussed further in Note 18.

As discussed in Note 3, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists.

See Note 20 for allocation of our goodwill by segment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2020
Intangible assets	$1,436	$68	$142	$1,646
Less: Accumulated amortization	(497)	(46)	(79)	(622)
	$939	$22	$63	$1,024
2019
Intangible assets	$906	$72	$110	$1,088
Less: Accumulated amortization	(469)	(36)	(62)	(567)
	$437	$36	$48	$521

Amortization expense for other intangible assets was $107 million, $106 million and $101 million for 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 18. As of December 31, 2020, we expect annual amortization expense related to other intangible assets to be $146 million in 2021, $125 million in 2022, $112 million in 2023, $101 million in 2024 and $93 million in 2025.

7.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2020	2019
Commercial paper program (weighted average interest rate of 0.4% as of December 31, 2020)	$1,814	$—
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.3% as of December 31, 2020 and 3.9% as of December 31, 2019)	8,465	9,965
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	393	385
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.1% to 4.3% (weighted average interest rate of 1.7% as of December 31, 2020 and 2.3% as of December 31, 2019)	2,571	2,523
Financing leases and other, maturing through 2085, weighted average interest rate of 4.6% (a)	652	710
Debt issuance costs, discounts and other	(85)	(85)
	13,810	13,498
Current portion of long-term debt	551	218
	$13,259	$13,280
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2020, we had $3.3 billion of debt maturing within the next 12 months, including (i) $1.8 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $242 million of other debt with scheduled maturities within the next 12 months, including $127 million of tax-exempt bonds. As of December 31, 2020, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $551 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2020, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Consolidated Balance Sheet as of December 31, 2020.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.0 Billion, 364-Day Revolving Credit Facility — On July 28, 2020, we entered into a supplemental $3.0 billion, 364-day, U.S. revolving credit facility (“364-day revolving credit facility”), which was drawn upon and used to partially fund our acquisition of Advanced Disposal, discussed further in Note 18, and refinancing of indebtedness. During the fourth quarter of 2020, we repaid the outstanding borrowings under our 364-day revolving credit facility and contemporaneously terminated the facility, at which time we recognized a $2 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to unamortized debt issuance costs.

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

The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of December 31, 2020, we had no outstanding borrowings under this facility. We had $270 million of letters of credit issued and $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.4 billion as of December 31, 2020.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2020, we had $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Letter of Credit Lines — As of December 31, 2020, we had utilized $566 million of other uncommitted letter of credit lines with terms maturing through April 2022.

Debt Borrowings and Repayments

364-Day Revolving Credit Facility — In October 2020, we borrowed $3.0 billion under this revolving credit facility to partially fund our acquisition of Advanced Disposal, discussed further in Note 18. Upon closing our acquisition of Advanced Disposal on October 30, 2020, we repaid $870 million of borrowings primarily with proceeds from the sale of certain net assets to GFL Environmental, discussed further in Note 18, and to a lesser extent, available cash on hand. In November 2020, we repaid the remainder of outstanding borrowings with proceeds from our November 2020 issuance of senior notes discussed below, and we contemporaneously terminated this facility, at which time we recognized a $2 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to unamortized debt issuance costs.

Commercial Paper Program — During the year ended December 31, 2020, we had net cash borrowings of $1.8 billion (net of related discount on issuance), the proceeds of which were used for the redemption of senior notes discussed further below and to partially fund our acquisition of Advanced Disposal.

Senior Notes — In May 2019, we issued $4.0 billion of senior notes, $3.0 billion of which were due 2024, 2026, 2029 and 2039 and included a special mandatory redemption feature (the “SMR Notes”). The SMR Notes were issued with the intention to partially fund our acquisition of Advanced Disposal. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes, paying debt holders 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the acquisition not being completed by July 14, 2020. Accordingly, the redemption was completed on July 20, 2020 using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid included the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest. We recognized a $52 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to the redemption during the third quarter of 2020, including $30 million of premiums paid and $22 million of unamortized discounts and debt issuance costs.

In November 2020, WM issued $2.5 billion of senior notes consisting of:

●	$500 million of 0.750% senior notes due November 15, 2025;
●	$500 million of 1.150% senior notes due March 15, 2028;
●	$1.0 billion of 1.500% senior notes due March 15, 2031 and
●	$500 million of 2.500% senior notes due November 15, 2050.

The net proceeds from these debt issuances were $2.48 billion. We used the net proceeds to repay the remaining outstanding borrowings under our 364-day revolving credit facility as discussed above, to redeem our $400 million aggregate principal amount of 4.60% senior notes due March 2021, including $5 million of accrued but unpaid interest, and for general corporate purposes.

In June 2020, we repaid $600 million of 4.75% senior notes with available cash at their scheduled maturity.

Advanced Disposal Senior Notes — At the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024, the fair value of which was $438 million, representing our carrying value upon acquisition due to purchase accounting. Upon closing of the acquisition of Advanced Disposal, the Company gave notice of redemption of the Advanced Disposal senior notes, pursuant to an optional redemption feature. The redemption was completed on November 30, 2020 using borrowings under our 364-day revolving credit facility and our commercial paper program. Pursuant to the optional redemption feature, we redeemed such outstanding notes for 102.813% of the aggregate principal amount, or $437 million, and $13 million of accrued but unpaid interest. Upon redemption, we recognized a

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1 million gain on early extinguishment of debt in our Consolidated Statement of Operations due to the difference in carrying value and redemption price.

Tax-Exempt Bonds — We issued $131 million of new tax-exempt bonds in 2020. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. In the third quarter of 2020, we elected to refund and reissue $130 million of tax-exempt bonds. Additionally, during the year ended December 31, 2020, we repaid $82 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease in 2020 is due to $108 million of cash repayments primarily related to our federal low-income housing investments, financing leases and other obligations, partially offset by an increase of $50 million mainly associated with non-cash financing leases and our acquisition of Advanced Disposal.

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $2,056 million in 2021, $665 million in 2022, $647 million in 2023, $468 million in 2024, $1,451 million in 2025 and $8,700 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. See Note 8 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing leases and the notes payable associated with our investments in low-income housing properties.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). Given the strength of the Company’s financial position and its expectation to maintain significant headroom within the Leverage Ratio, the Company has not elected to increase the Leverage Ratio for an Elevated Leverage Ratio Period since the acquisition of Advanced Disposal. There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility.

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens; engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2020 and 2019, we were in compliance with all covenants and restrictions under our financing arrangements that may have a material effect on our Consolidated Financial Statements.

8.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2020	2019
Assets
Long-term:
Operating	Other assets	$466	$424
Financing	Property and equipment, net of accumulated depreciation and amortization	386	374
Total lease assets		$852	$798

Liabilities
Current:
Operating	Accrued liabilities	$63	$79
Financing	Current portion of long-term debt	50	36
Long-term:
Operating	Other liabilities	453	366
Financing	Long-term debt, less current portion	314	323
Total lease liabilities		$880	$804

Operating lease expense was $140 million, $132 million and $129 million during 2020, 2019 and 2018, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statement of Operations. Financing lease expense for 2020 and 2019 was $51 million and $48 million, respectively, and is included in depreciation and amortization expense and interest expense, net in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2020 are as follows (in millions):

	Operating	Financing
2021	$59	$61
2022	71	52
2023	64	47
2024	55	43
2025	42	39
Thereafter	362	234
Total undiscounted lease payments	$653	$476
Less: interest	(137)	(112)
Discounted lease liabilities	$516	$364

Cash paid during 2020 for our operating and financing leases was $91 million and $51 million, respectively. During 2020, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $128 million and $35 million, respectively. Cash paid during 2019 for our operating and financing leases was $87 million and $40 million, respectively. During 2019, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $149 million and $134 million, respectively.

As of December 31, 2020, the weighted average remaining lease terms of our operating and financing leases were approximately 16 years and 15 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2020 for our operating and financing leases were approximately 2.90% and 3.70%, respectively.

9.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$114	$204	$256
State	91	94	132
Foreign	27	36	40
	232	334	428
Deferred:
Federal	149	94	59
State	10	8	(32)
Foreign	6	(2)	(2)
	165	100	25
Income tax expense	$397	$434	$453

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows:

	2020	2019	2018
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal income tax benefit	4.46	4.39	4.41
Impacts of enactment of tax reform	—	—	(0.51)
Federal tax credits	(3.78)	(4.38)	(2.44)
Taxing authority audit settlements and other tax adjustments	(0.17)	(0.74)	(3.85)
Tax impact of equity-based compensation transactions	(1.12)	(0.91)	(0.54)
Tax impact of impairments	(0.35)	0.72	0.03
Tax rate differential on foreign income	0.33	0.40	0.43
Other	0.57	0.13	0.51
Effective income tax rate	20.94%	20.61%	19.04%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) the tax implications of impairments; (iv) excess tax benefits associated with equity-based compensation transactions; (v) the realization of state net operating losses and credits; (vi) tax audit settlements; (vii) adjustments to our accruals and deferred taxes and (viii) the impacts of enactment of tax reform.

For financial reporting purposes, income before income taxes by source for the year ended December 31 was as follows (in millions):

	2020	2019	2018
Domestic	$1,780	$2,025	$2,235
Foreign (a)	113	80	141
Income before income taxes	$1,893	$2,105	$2,376
(a)

Foreign income before income taxes for the year ended December 31, 2019 includes a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. See Note 12 for further discussion.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2030 under Section 42 or Section 45D of the Internal Revenue Code. We also held a residual financial interest in an entity that owns a refined coal facility that qualified for federal tax credits under Section 45 of the Internal Revenue Code through 2019. The entity sold the majority of its assets in the first quarter of 2020, which resulted in a $7 million non-cash impairment of our investment at that time. We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities within our Consolidated Statements of Operations.

During the years ended December 31, 2020, 2019 and 2018, we recognized $73 million (including the $7 million impairment of the refined coal facility noted above), $46 million and $30 million of net losses, respectively, and a reduction in our income tax expense of $87 million, $96 million and $57 million, respectively, primarily due to tax credits realized from these investments. In addition, during the years ended December 31, 2020, 2019 and 2018, we recognized interest expense of $11 million, $9 million and $3 million, respectively, associated with our investments in low-income housing properties. See Note 19 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Federal Tax Credits — During 2020, 2019 and 2018, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $7 million, $11 million and $10 million, respectively.

Non-Deductible Transaction Costs — During 2020 and 2019, we recognized the detrimental tax impact of $27 million and $10 million, respectively, of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes.

Tax Implications of Impairments — Portions of the impairment charges recognized during 2019 and 2018 were not deductible for tax purposes resulting in an increase in income tax expense of $15 million and $1 million, respectively. The non-cash impairment charges recognized during 2020 were deductible for tax purposes. See Note 12 for more information related to our impairment charges.

Equity-Based Compensation — During 2020, 2019 and 2018, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $27 million, $25 million and $17 million, respectively.

State Net Operating Losses and Credits — During 2020, 2019 and 2018, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $12 million, $14 million and $22 million, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities, as discussed below, and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income tax expense of $10 million, $2 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Adjustments to Accruals and Deferred Taxes — Adjustments to our accruals and deferred taxes due to the filing of our income tax returns, analysis of our deferred tax balances and changes in state and foreign laws resulted in a reduction in our income tax expense of $3 million, $22 million and $52 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Enactment of Tax Reform – In accordance with applicable accounting guidance, the Company recognized the provisional tax impacts and subsequent measurement period adjustments related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, resulting in a reduction in our income tax expense of $12 million for the year ended December 31, 2018.

Unremitted Earnings in Foreign Subsidiaries — In the third quarter of 2020, we modified our permanent reinvestment assertion and began providing additional income taxes for the undistributed current year earnings of our foreign subsidiaries. No additional income taxes have been provided for any remaining undistributed foreign earnings prior to 2020 not subject to the one-time, mandatory transition tax, or any additional outside basis difference, as these amounts continue to be indefinitely reinvested in foreign operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2020	2019
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$186	$150
Landfill and environmental remediation liabilities	57	156
Operating lease liabilities	131	114
Miscellaneous and other reserves, net	99	150
Subtotal	473	570
Valuation allowance	(150)	(162)
Deferred tax liabilities:
Property and equipment	(956)	(842)
Goodwill and other intangibles	(1,059)	(865)
Operating lease right-of-use assets	(114)	(108)
Net deferred tax liabilities	$(1,806)	$(1,407)

As of December 31, 2020, we had $15 million of federal net operating loss carry-forwards with expiration dates through 2025 and $2.3 billion of state net operating loss carry-forwards with expiration dates through 2040. We also had $37 million of foreign tax credit carry-forwards with expiration dates through 2030 and $16 million of state tax credit carry-forwards with expiration dates through 2036.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2020	2019	2018
Balance as of January 1	$40	$36	$109
Additions based on tax positions related to the current year	5	5	6
Additions based on tax positions of prior years	—	—	12
Accrued interest	2	2	2
Settlements	—	—	(88)
Lapse of statute of limitations	(10)	(3)	(5)
Balance as of December 31	$37	$40	$36

These liabilities are included as a component of other long-term liabilities in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2020, we had $31 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $92 million, $88 million and $80 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2020, the combined benefit obligation of these pension plans was $154 million supported by $150 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $4 million. As of December 31, 2019, the combined benefit obligation of these pension plans was $141 million supported by $136 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $5 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $14 million as of December 31, 2020 and 2019.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $18 million and $19 million as of December 31, 2020 and 2019, respectively, and are included as components of accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions(d)			Bargaining
Pension Fund	Number	2020	2019	Status(b)(c)	2020	2019	2018	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	9/30/2021
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2020	Endangered as of 3/31/2019	Implemented	2	2	2	Various dates through 5/31/2023
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Endangered	Implemented	3	3	3	Various dates through 11/28/2025
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	33	32	29	Various dates through 6/30/2025
					$39	$38	$35
Contributions to other Multiemployer Pension Plans					15	14	12
Total contributions to Multiemployer Pension Plans (e)					$54	$52	$47
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan’s year-end as of December 31, 2019 and 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5%of the total contributions for plan years ending December 31, 2019 and 2018.
(e)	Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2020, 2019 and 2018, we recognized charges of $4 million, $1 million and $3 million, respectively, to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. Refer to Note 11 for additional information related to our obligations to Multiemployer Pension Plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $48 million, $45 million and $43 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

11.  Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $3.5 billion revolving credit facility and other credit lines established for that purpose. These facilities are discussed further in Note 7. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. Our exposure could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2020, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2020, our automobile liability insurance program included a per-incident deductible of up to $10 million. Our receivable balance associated with

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance claims was $139 million and $126 million as of December 31, 2020 and 2019, respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2020(a)	2019
Balance as of January 1	$575	$567
Self-insurance expense	172	171
Cash paid and other	(151)	(163)
Other (b)	68	—
Balance as of December 31	$664	$575
Current portion as of December 31	$175	$145
Long-term portion as of December 31	$489	$430
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.
(b)	Insurance reserves of $68 million related to the acquisition of Advanced Disposal.

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

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. As of December 31, 2020, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $160 million in 2021, $147 million in 2022, $133 million in 2023, $114 million in 2024, $100 million in 2025 and $454 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2020. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2020, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $3.5 billion revolving credit facility and certain letter of credit lines, which mature through 2050. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WM and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2020, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 18 of our landfills. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	WM and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or financing leases, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

As of December 31, 2020, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of December 31, 2020 and 2019, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $55 million and $56 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2020, 2019 and 2018, we recognized $4 million, $1 million and $3 million, respectively, of charges to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. We do not believe that any future liability relating to our past or current participation in, or withdrawals from, the Multiemployer Pension Plans to which we contribute will have a material adverse effect on our business, financial condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the Multiemployer Pension Plan(s) at the time of such withdrawal(s).

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 9 for additional discussion regarding income taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2020	2019	2018
Gain from divestitures, net	$(33)	$—	$(96)
Asset impairments	68	42	38
	$35	$42	$(58)

During the year ended December 31, 2020, we recognized $35 million of net charges primarily related to the following:

Gain from Divestitures, Net — As discussed further in Note 18, we and Advanced Disposal entered into an agreement that provided for GFL Environmental to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal (as subsequently amended, the “Divestiture Agreement”). Immediately following the closing of the Advanced Disposal acquisition, the transactions contemplated by the Divestiture Agreement were consummated and the Company subsequently received cash proceeds of $856 million, subject to certain post-closing adjustments. We recognized a net gain of $33 million on our net assets divested under the Divestiture Agreement, primarily within our Tier 2 segment.

Energy Services Asset Impairments — During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020. No new indicators of impairment were identified during the second half of 2020.

Other Impairments — In addition to the energy services impairments noted above, we recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. As the carrying value was not recoverable, we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities, which is discussed further in Note 4.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges of which $17 million related to our EES business and $10 million related to our LampTracker® reporting unit and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations.

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

Equity in Net Losses of Unconsolidated Entities

During the year ended December 31, 2020 we recorded a non-cash impairment charge of $7 million related to our investment in a refined coal facility which is discussed further in Notes 9 and 19. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3).

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WM stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	5	(105)	2	(98)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	—	8
Net current period other comprehensive income (loss)	8	5	(105)	2	(90)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $5, $0 and $1, respectively	—	15	55	2	72
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	(1)	7
Net current period other comprehensive income (loss)	8	15	55	1	79
Balance, December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2, $4, $0 and $1, respectively	7	12	20	2	41
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $(1), respectively	8	(1)	—	(1)	6
Net current period other comprehensive income (loss)	15	11	20	1	47
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
(a)	As of January 1, 2018, we adopted ASU 2018-02 and reclassified stranded tax effects to retained earnings.

14.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2020, we had 422.8 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $927 million in 2020, or $2.18 per common share, $876 million in 2019, or $2.05 per common share, and $802 million in 2018, or $1.86 per common share.

In December 2020, we announced that our Board of Directors expects to increase the quarterly dividend from $0.545 to $0.575 per share for dividends declared in 2021. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases during the reported periods were completed through accelerated share repurchase (“ASR”) agreements and, to a lesser extent, open market transactions. The terms of these ASR agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received a portion of the total shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period are delivered to us once the repurchase period is complete. Shares repurchased are reflected in the period the shares are delivered to us. The following is a summary of our share repurchases under our common stock repurchase program for the year ended December 31:

	2020(a)	2019(b)	2018(c)
Shares repurchased (in thousands)	$3,687	2,247	11,673
Weighted average price per share	$108.92	$108.60	$86.35
Total repurchases (in millions)	$402	$244	$1,008
(a)	During 2020, we executed and completed an ASR agreement to repurchase $313 million of our common stock and received 2.8 million shares in connection with this ASR agreement. We also repurchased an additional 0.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $89 million, inclusive of per-share commissions.
(b)	During 2019, we executed and completed an ASR agreement to repurchase $180 million of our common stock and received 1.6 million shares in connection with this ASR agreement. We also repurchased an additional 0.7 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $64 million, inclusive of per-share commissions.
(c)	During 2018, we executed and completed four ASR agreements to repurchase $850 million of our common stock and we received 9.8 million shares in connection with these ASR agreements. We also repurchased an additional 1.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $158 million, inclusive of per-share commissions, which includes $4 million paid in 2019.

We announced in December 2020 that the Board of Directors has authorized up to $1.35 billion in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors’ authorization for share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2020, 2019 and 2018 was approximately 570,000, 537,000 and 582,000, respectively. After the January 2021 issuance of shares associated with the July to December 2020 offering period, 3.2 million shares remain available for issuance under the ESPP, which includes 3.0 million additional shares that stockholders approved in May 2020 for future issuance.

As a result of our ESPP, annual compensation expense increased by $13 million, or $10 million net of tax expense, for 2020, $10 million, or $7 million net of tax expense, for 2019 and $9 million, or $7 million net of tax expense, for 2018.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under both incentive plans that are subsequently cancelled, forfeited, terminate, expire or lapse. In May 2020, the Company’s Board of Directors amended the 2014 Plan to provide that future shares surrendered in payment of the exercise or purchase price of an award, or any future shares used to satisfy the withholding obligations, shall no longer be available for the grant of another award under the 2014 Plan. As of December 31, 2020, approximately 18.0 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans”. We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2020 annual incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The Incentive Plans awards granted to other eligible employees included a combination of PSUs, RSUs and stock options in 2020. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2020	348	$86.15
Granted	122	$123.21
Vested	(125)	$73.78
Forfeited	(14)	$100.82
Unvested as of December 31, 2020	331	$103.84

The total fair market value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $14 million, $15 million and $13 million, respectively. During the year ended December 31, 2020, we issued approximately 89,000 shares of common stock for these vested RSUs, net of approximately 36,000 units deferred or used for payment of associated taxes.

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2020	1,077	$99.66
Granted	301	$153.34
Vested	(362)	$84.54
Forfeited	(17)	$121.81
Unvested as of December 31, 2020	999	$120.95

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2020 was performed by the Management Development and Compensation Committee in February 2021. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2020. The “vested” PSUs are for the three-year performance period ended December 31, 2019, as achievement of performance results and corresponding vesting was determined in February 2020. The performance of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock for purposes of the TSR PSUs exceeded target and neared maximum performance criteria, and the Company’s financial results, as measured for purposes of the Cash Flow PSUs, achieved the maximum performance criteria. Accordingly, recipients of the PSU awards received a payout of 194.7% of the vested TSR PSUs and 200% of the vested Cash Flow PSUs. In February 2020, approximately 715,000 PSUs vested and we issued approximately 476,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2020, 2019 and 2018 for prior PSU award grants had a fair market value of $89 million, $84 million and $78 million, respectively.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2020, we had approximately 197,000 vested deferred units outstanding.

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

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2020	3,938	$69.66
Granted	684	$126.01
Exercised	(1,039)	$116.18
Forfeited or expired	(40)	$102.11
Outstanding as of December 31, 2020 (a)	3,543	$82.86
Exercisable as of December 31, 2020 (b)	1,910	$62.21
(a)	Stock options outstanding as of December 31, 2020 have a weighted average remaining contractual term of 6.5 years and an aggregate intrinsic value of $130 million based on the market value of our common stock on December 31, 2020.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Stock options exercisable as of December 31, 2020 have an aggregate intrinsic value of $106 million based on the market value of our common stock on December 31, 2020.

We received cash proceeds of $63 million, $67 million and $52 million during the years ended December 31, 2020, 2019 and 2018, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $58 million, $71 million and $41 million, respectively.

Stock options exercisable as of December 31, 2020 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$33.49-$50.00	520	$38.54	2.0
$50.01-$70.00	564	$55.53	4.7
$70.01-$100.00	825	$81.66	6.8
$100.01-$126.01	1	$126.01	9.1
$33.49-$126.01	1,910	$62.21	4.9

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $15.82, $12.22 and $12.16, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2020		2019		2018
Expected option life	4.6	years	4.2	years	4.3	years
Expected volatility	16.6%		15.5%		17.9%
Expected dividend yield	1.7%		2.1%		2.2%
Risk-free interest rate	1.4%		2.5%		2.6%

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

For the years ended December 31, 2020, 2019 and 2018, we recognized $79 million, $75 million and $79 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2020, 2019 and 2018 includes related income tax benefits of $15 million, $17 million and $17 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2020, we estimate that $46 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

16.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2020	2019	2018
Number of common shares outstanding at end of period	422.8	424.3	424.0
Effect of using weighted average common shares outstanding	0.2	0.3	5.1
Weighted average basic common shares outstanding	423.0	424.6	429.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.1	2.9	3.1
Weighted average diluted common shares outstanding	425.1	427.5	432.2
Potentially issuable shares	6.1	6.7	7.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.6	0.7	1.5

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

	2020	2019
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$530	$3,527
Significant other observable inputs (Level 2):
Available-for-sale securities	390	350
Significant unobservable inputs (Level 3):
Redeemable preferred stock	49	49
Total Assets	$969	$3,926

See Note 12 for information related to our nonrecurring fair value measurements and the impact of impairments. See Note 18 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Advanced Disposal.

Cash Equivalents and Money Market Funds

Cash equivalents primarily include short-term interest-bearing instruments with maturities of three months or less. We invest portions of our restricted trust and escrow account balances in money market funds and we measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our cash equivalents and money market funds approximates our cost basis in these instruments. The decrease in 2020 is primarily due to funding our acquisition of Advanced Disposal. See Notes 7 and 18 for additional information.

Available-for-Sale Securities

Our available-for-sale securities include restricted trust and escrow account balances and an investment in an unconsolidated entity, as discussed in Note 19. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities, which generally mature over the next nine years. Additionally, some funds are invested in equity securities. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

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

Fair Value of Debt

As of December 31, 2020 and 2019, the carrying value of our debt was $13.8 billion and $13.5 billion, respectively. The estimated fair value of our debt was approximately $15.2 billion and $14.5 billion as of December 31, 2020 and 2019, respectively. The increase in the fair value of debt was primarily attributable to decreases in current market rates for similar types of instruments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2020 and 2019. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

18.  Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2020, we acquired four businesses related to our Solid Waste business, including the acquisition of Advanced Disposal discussed further below. Total consideration, net of cash acquired of $36 million, for all acquisitions was $4.1 billion, none of which related to other consideration such as purchase price holdbacks. In 2020, we paid $3 million of holdbacks, all of which related to prior year acquisitions. Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics.

Advanced Disposal — On October 30, 2020, we completed the acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers, primarily located in the Eastern half of the U.S. The acquisition was funded using our 364-day revolving credit facility and our commercial paper program, as discussed further in Note 7. For the year ended December 31, 2020, we incurred $156 million of acquisition and integration related costs, which are primarily classified as “Selling, general and administrative, expenses”. The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Since the acquisition date, Advanced Disposal has recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations.

Our consolidated financial statements have not been retroactively restated to include Advanced Disposal’s historical financial position or results of operations. The acquisition is accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. The Company valued the customer relationship asset using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value customer relationships included, among others, attrition rates, revenue growth rate, and discount rate. The Company valued the landfill assets using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value landfill assets included, among others, the forecasted revenue and revenue growth (including forecasted waste volumes and rate per ton), discount rate, and forecasted capital expenditures. We are in the process of valuing all of the assets and liabilities acquired in the acquisition, and, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation.

Goodwill of $2.5 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that have integrated these operations as they are

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefitting from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The allocation of the purchase price for the Advanced Disposal acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table shows the preliminary purchase price allocation (in millions):

October 30, 2020
Accounts and other receivables	$159
Parts and supplies	8
Other current assets	17
Assets held for sale (a)	1,022
Property and equipment	1,278
Goodwill	2,470
Other intangible assets	604
Investments in unconsolidated entities	9
Other assets	27
Accounts payable	(107)
Accrued liabilities	(155)
Deferred revenues	(19)
Current portion of long-term debt	(12)
Liabilities held for sale (a)	(234)
Long-term debt, less current portion (b)	(441)
Landfill and environmental remediation liabilities	(242)
Deferred income taxes	(223)
Other liabilities	(79)
Total purchase price	$4,082
(a)	In connection with our acquisition of Advanced Disposal, we were required by the U.S. Department of Justice to divest assets, including a portion of the assets acquired from Advanced Disposal. Upon acquisition these assets met the criteria for reporting discontinued operations and were classified as held for sale and included within the “Assets held for sale” and “Liabilities held for sale” line items in the above preliminary allocation of purchase price. In accordance with the Divesture Agreement, we sold the net assets to GFL Environmental for total consideration of $856 million as discussed further in the Divestitures section below.

(b)	At the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024, the fair value of which was $438 million. In November 2020, we redeemed the notes pursuant to an optional redemption feature. See Note 7 for additional information.

The preliminary allocation of $604 million for other intangibles includes $575 million for customer relationships with an amortization period of 15 years and $29 million of other intangibles with a weighted average amortization period of 7 years.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Waste Management and Advanced Disposal as though the companies had been combined as of January 1, 2019. Examples of adjustments made to arrive at the pro forma amounts include, but are not limited to, the following:

●	The effect of divestitures required by the U.S. Department of Justice;
●	Intercompany true-ups based on acquisition/divestiture activity;
●	Transaction expenses incurred by us and Advanced Disposal;
●	Adjustments to depreciation and amortization expense due to step-up in fair value of the acquired assets; and
●	Interest expense adjustments.

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2019 for the year ended December 31 (in millions, except per share amounts):

	2020	2019
Operating revenues	$16,192	$16,660
Net income attributable to Waste Management, Inc.	1,685	1,472
Basic earnings per common share	3.99	3.47
Diluted earnings per common share	3.96	3.44
Weighted average common shares outstanding:
Basic	423	425
Diluted	425	428

During the year ended December 31, 2019, we acquired 18 businesses, including Petro Waste Environmental LP (“Petro Waste”) discussed below, primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $515 million, which included $501 million in cash paid and other consideration of $14 million, primarily purchase price holdbacks. In 2019, we paid $6 million of contingent consideration, of which $4 million was related to acquisitions completed prior to 2019. In addition, we paid $20 million of holdbacks, of which $9 million related to current year acquisitions. Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics.

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

Petro Waste — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WM, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and the Eagle Ford Shale. The acquisition has expanded our offerings and enhanced the quality of solid waste disposal services for oil and gas exploration and production operations in Texas. Our purchase price was primarily allocated to seven landfills, which are included in our property and equipment. The acquisition was funded using commercial paper borrowings, and the acquisition accounting for this transaction was finalized in 2019. The operating results of the acquired business did not have a material impact to our consolidated financial statements for the periods presented herein. Given the significant change in energy market dynamics since the time of the acquisition, we have seen a decline in the fair value of certain of these assets. The impairment recognized during 2020 is discussed further in Note 12.

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

Divestitures

In 2020, 2019 and 2018, the aggregate sales price for divestitures of certain landfill assets, as well as hauling and ancillary operations, was $856 million, $8 million and $153 million, and we recognized net gains of $33 million, net losses of less than $1 million and net gains of $96 million, respectively. Divestitures made in 2020 primarily consisted of assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, as discussed above. In 2019 and 2018, the divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

19.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $228 million and $309 million as of December 31, 2020 and 2019, respectively. The debt balance related to our investments in low-income housing properties was $210 million and $269 million as of December 31, 2020 and 2019, respectively. During the first quarter of 2020, the entity that owned the investment in the refined coal facility sold the majority of its assets, which resulted in a $7 million non-cash impairment of our investment. Additional information related to these investments is discussed in Note 9.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $106 million and $101 million as of December 31, 2020 and 2019, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Consolidated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $114 million and $109 million as of December 31, 2020 and 2019, respectively.

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

In 2019, as part of our annual review process, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. As a result, we reclassified Western Canada from Tier 1 to Tier 2 and Northern California from Tier 3 to Tier 2. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation. No realignment was necessary as part of our 2020 annual review process. The results from Advanced Disposal are included within our Tiers.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments as of December 31 and for the year then ended is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d)(e)	Amortization	(f)	(g)(h)
Years Ended December 31:
2020
Solid Waste:
Tier 1	$6,052	$(1,158)	$4,894	$1,575	$603	$392	$9,527
Tier 2	3,827	(815)	3,012	849	347	287	6,244
Tier 3	6,235	(1,187)	5,048	1,071	589	323	10,004
Solid Waste	16,114	(3,160)	12,954	3,495	1,539	1,002	25,775
Other (a)	2,364	(100)	2,264	(38)	87	75	2,064
	18,478	(3,260)	15,218	3,457	1,626	1,077	27,839
Corporate and Other (b)	—	—	—	(1,023)	45	508	1,810
Total	$18,478	$(3,260)	$15,218	$2,434	$1,671	$1,585	$29,649

2019
Solid Waste:
Tier 1	$6,136	$(1,141)	$4,995	$1,719	$551	$508	$7,519
Tier 2	3,865	(777)	3,088	881	327	329	5,558
Tier 3	6,386	(1,209)	5,177	1,173	585	453	8,243
Solid Waste	16,387	(3,127)	13,260	3,773	1,463	1,290	21,320
Other (a)	2,317	(122)	2,195	(161)	75	118	1,648
	18,704	(3,249)	15,455	3,612	1,538	1,408	22,968
Corporate and Other (b)	—	—	—	(906)	36	407	5,042
Total	$18,704	$(3,249)	$15,455	$2,706	$1,574	$1,815	$28,010

2018
Solid Waste:
Tier 1	$5,730	$(1,045)	$4,685	$1,655	$493	$584	$6,736
Tier 2	3,675	(724)	2,951	812	317	322	5,224
Tier 3	6,132	(1,146)	4,986	1,028	546	493	7,878
Solid Waste	15,537	(2,915)	12,622	3,495	1,356	1,399	19,838
Other (a)	2,487	(195)	2,292	(29)	91	72	1,571
	18,024	(3,110)	14,914	3,466	1,447	1,471	21,409
Corporate and Other (b)	—	—	—	(677)	30	200	1,487
Total	$18,024	$(3,110)	$14,914	$2,789	$1,477	$1,671	$22,896
(a)	“Other” includes (i) our Strategic Business Solutions (‘WMSBS”) business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental (“EES”) and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

Income from operations for the Other segment for the twelve months ended December 31, 2020 was impacted primarily by an increase in revenue for (i) our WMSBS business as a result of new contract activities in the current

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year periods and (ii) our WM Renewable Energy business, as a result of a new renewable energy facility coming online, which drove an increase in commodity sales. Additionally, the twelve month period is impacted by a $16 million non-cash charge to write off certain equipment costs recorded in the prior year period offset, in part, by (i) a decrease in revenue within our EES business and (ii) the non-cash impairment of certain assets within our WM Renewable Energy business in the current year period.

(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.
(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

In the second quarter of 2020, we recognized $61 million of non-cash impairment charges, including $41 million related to our energy services assets in our Tier 1 segment. Refer to Note 12 for additional information. Our 2020 operating results were also negatively impacted by revenue declines, as a result of the COVID-19 pandemic, in our landfill and industrial and commercial collection businesses beginning in March 2020 and continuing through the date of this report, although we began to experience improvement in volumes during the second half of 2020 when compared to the more acute impacts we experienced earlier in the year.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
(g)	The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2020	2019	2018
Total assets, as reported above	$29,649	$28,010	$22,896
Elimination of intercompany investments and advances	(304)	(267)	(246)
Total assets, per Consolidated Balance Sheet	$29,345	$27,743	$22,650

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage services are included as part of our “Other” operations. The following table presents changes in goodwill during the reported periods by segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Other	Total
Balance, December 31, 2018	$2,193	$1,584	$2,556	$97	$6,430
Acquired goodwill (a)	90	12	6	—	108
Divested goodwill	—	—	—	—	—
Impairments	—	—	—	(27)	(27)
Foreign currency translation and other	—	21	—	—	21
Balance, December 31, 2019	$2,283	$1,617	$2,562	$70	$6,532
Acquired goodwill	1,109	374	987	—	2,470
Divested goodwill	—	(12)	(3)	—	(15)
Impairments	—	—	—	—	—
Foreign currency translation and other	(1)	9	(1)	—	7
Balance, December 31, 2020	$3,391	$1,988	$3,545	$70	$8,994
(a)	Includes $3 million of post-closing acquisition adjustments related to prior year acquisitions.

The mix of operating revenues from our major lines of business for the years ended December 31 are as follows (in millions):

	2020	2019	2018
Commercial	$4,102	$4,229	$3,972
Residential	2,716	2,613	2,529
Industrial	2,770	2,916	2,773
Other collection	465	482	450
Total collection	10,053	10,240	9,724
Landfill	3,667	3,846	3,560
Transfer	1,855	1,820	1,711
Recycling	1,127	1,040	1,293
Other (a)	1,776	1,758	1,736
Intercompany (b)	(3,260)	(3,249)	(3,110)
Total	$15,218	$15,455	$14,914
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. Typically, our revenues and income from operations reflect seasonal patterns. Our operating revenues tend to be somewhat higher in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months.

Our financial results for 2020 reflect declines in our collection and disposal lines of business as a result of the negative impacts of COVID-19. These impacts began in March 2020 and continued through the date of this report, although we began to experience improvement in volumes during the second half of 2020 when compared to the more acute impacts we experienced earlier in the year. Improved economic conditions in the second half of 2020 positioned us to resume most business practices in accordance with our contractual terms.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Net operating revenues relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2020	2019	2018
U.S.	$14,505	$14,701	$14,167
Canada	713	754	747
Total	$15,218	$15,455	$14,914

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2020	2019	2018
U.S.	$13,168	$11,941	$11,044
Canada	980	952	898
Total	$14,148	$12,893	$11,942

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K).

On October 30, 2020, we consummated our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”). As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of the acquired operations of Advanced Disposal, which are included in our consolidated financial statements as of December 31, 2020 and for the period from the acquisition date through December 31, 2020. In accordance with our integration efforts, we plan to incorporate the acquired operations of Advanced Disposal into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of the acquired operations of Advanced Disposal constituted approximately 10.6% of our total consolidated assets as of December 31, 2020. Operating results of the acquired operations of Advanced Disposal comprised approximately 1.3% of our total consolidated revenues and less than 1% our consolidated operating income for the year ended December 31, 2020.

Based on the results of its evaluation, which excluded assessments of the internal control of the acquired operations of Advanced Disposal, management believes that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). On October 30, 2020, we consummated our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”). As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of the acquired operations of Advanced Disposal, which are included in our consolidated financial statements as of December 31, 2020 and for the period from the acquisition date through December 31, 2020. In accordance with our integration efforts, we plan to incorporate the acquired operations of Advanced Disposal into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of the acquired operations of Advanced Disposal constituted approximately 10.6% of our total consolidated assets as of December 31, 2020. Operating results of the acquired operations of Advanced Disposal comprised approximately 1.3% of our total consolidated revenues and less than 1% of our consolidated operating income for the year ended December 31, 2020. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included within this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2020. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 11, 2021. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 17, 2020].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].
4.4	—

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

4.6	—	Description of Waste Management, Inc.’s Common Stock [incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 2019].
4.7*	—

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

4.8*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 0.750% Senior Notes due 2025.
4.9*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 0.750% Senior Notes due 2025.
4.10*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 1.150% Senior Notes due 2028.

4.11*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 1.150% Senior Notes due 2028.
4.12*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 1.500% Senior Notes due 2031.
4.13*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 1.500% Senior Notes due 2031.
4.14*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 2.500% Senior Notes due 2050.
4.15*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 2.500% Senior Notes due 2050.
10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.2†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8 K dated May 12, 2020].
10.3†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.4†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.5†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.7	—

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

10.14†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.15†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.16†	—	Form of 2018 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2018].
10.17†	—	Form of 2019 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2019].
10.18†	—	Form of 2020 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2020].

21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 22, 2021
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Executive Vice President and	February 22, 2021
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 22, 2021
Leslie K. Nagy	(Principal Accounting Officer)

/s/ FRANK M. CLARK, JR.	Director	February 22, 2021
Frank M. Clark, Jr.

/s/ ANDRÉS R. GLUSKI	Director	February 22, 2021
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 22, 2021
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 22, 2021
Kathleen M. Mazzarella

/s/ WILLIAM B. PLUMMER	Director	February 22, 2021
William B. Plummer

/s/ JOHN C. POPE	Director	February 22, 2021
John C. Pope

/s/ THOMAS H. WEIDEMEYER	Chairman of the Board and Director	February 22, 2021
Thomas H. Weidemeyer