Form 10-Q
period 2021-03-31
WASTE MANAGEMENT INC
filed 2021-04-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 22, 2021 was 422,127,260 (excluding treasury shares of 208,155,201).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476	$553
Accounts receivable, net of allowance for doubtful accounts of $28 and $33, respectively	2,025	2,097
Other receivables, net of allowance for doubtful accounts of $11 and $7, respectively	402	527
Parts and supplies	124	124
Other assets	300	239
Total current assets	3,327	3,540
Property and equipment, net of accumulated depreciation and amortization of $19,647 and $19,337, respectively	14,038	14,148
Goodwill	8,980	8,994
Other intangible assets, net	990	1,024
Restricted trust and escrow accounts	448	347
Investments in unconsolidated entities	426	426
Other assets	861	866
Total assets	$29,070	$29,345
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,212	$1,121
Accrued liabilities	1,281	1,342
Deferred revenues	548	539
Current portion of long-term debt	244	551
Total current liabilities	3,285	3,553
Long-term debt, less current portion	13,244	13,259
Deferred income taxes	1,805	1,806
Landfill and environmental remediation liabilities	2,262	2,222
Other liabilities	1,045	1,051
Total liabilities	21,641	21,891
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,071	5,129
Retained earnings	11,337	11,159
Accumulated other comprehensive income (loss)	48	39
Treasury stock at cost, 208,200,661 and 207,480,827 shares, respectively	(9,035)	(8,881)
Total Waste Management, Inc. stockholders’ equity	7,427	7,452
Noncontrolling interests	2	2
Total equity	7,429	7,454
Total liabilities and equity	$29,070	$29,345

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues	$4,112	$3,729
Costs and expenses:
Operating	2,514	2,329
Selling, general and administrative	458	425
Depreciation and amortization	472	402
Restructuring	1	—
(Gain) loss from divestitures, asset impairments and unusual items, net	17	—
	3,462	3,156
Income from operations	650	573
Other income (expense):
Interest expense, net	(97)	(112)
Equity in net losses of unconsolidated entities	(9)	(26)
Other, net	1	—
	(105)	(138)
Income before income taxes	545	435
Income tax expense	124	74
Consolidated net income	421	361
Less: Net loss attributable to noncontrolling interests	—	—
Net income attributable to Waste Management, Inc.	$421	$361
Basic earnings per common share	$1.00	$0.85
Diluted earnings per common share	$0.99	$0.85

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Consolidated net income	$421	$361
Other comprehensive income (loss), net of tax:
Derivative instruments, net	1	2
Available-for-sale securities, net	(5)	(9)
Foreign currency translation adjustments	13	(76)
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	9	(83)
Comprehensive income	430	278
Less: Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to Waste Management, Inc.	$430	$278

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$421	$361
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	472	402
Deferred income tax benefit	(14)	(4)
Interest accretion on landfill liabilities	26	24
Provision for bad debts	11	14
Equity-based compensation expense	23	13
Net gain on disposal of assets	(9)	(3)
Loss from divestitures, asset impairments and other, net	17	7
Equity in net losses of unconsolidated entities, net of dividends	9	19
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	199	127
Other current assets	(1)	(10)
Other assets	7	1
Accounts payable and accrued liabilities	(2)	(123)
Deferred revenues and other liabilities	(39)	(63)
Net cash provided by operating activities	1,120	765
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(7)	(1)
Capital expenditures	(270)	(459)
Proceeds from divestitures of businesses and other assets (net of cash divested)	15	12
Other, net	(72)	(55)
Net cash used in investing activities	(334)	(503)
Cash flows from financing activities:
New borrowings	—	—
Debt repayments	(49)	(25)
Commercial paper repayments	(280)	—
Common stock repurchase program	(250)	(402)
Cash dividends	(247)	(236)
Exercise of common stock options	17	31
Tax payments associated with equity-based compensation transactions	(28)	(33)
Other, net	7	(3)
Net cash used in financing activities	(830)	(668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	(4)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(42)	(410)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	648	3,647
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$606	$3,237

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$476	$3,125
Restricted cash and cash equivalents included in other current assets	60	40
Restricted cash and cash equivalents included in restricted trust and escrow accounts	70	72
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$606	$3,237

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	421	—	—	—	421	—	—	—	—
Other comprehensive income (loss), net of tax	9	—	—	—	—	9	—	—	—
Cash dividends declared of $0.575 per common share	(247)	—	—	—	(247)	—	—	—	—
Equity-based compensation transactions, net	42	—	—	(8)	4	—	1,089	46	—
Common stock repurchase program	(250)	—	—	(50)	—	—	(1,809)	(200)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$7,429	630,282	$6	$5,071	$11,337	$48	(208,201)	$(9,035)	$2

2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	361	—	—	—	361	—	—	—	—
Other comprehensive income (loss), net of tax	(83)	—	—	—	—	(83)	—	—	—
Cash dividends declared of $0.545 per common share	(236)	—	—	—	(236)	—	—	—	—
Equity-based compensation transactions, net	37	—	—	(23)	3	—	1,355	57	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, March 31, 2020	$6,745	630,282	$6	$5,026	$10,718	$(91)	(208,287)	$(8,916)	$2

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments and our acquisition of Advanced Disposal are included in Notes 7 and 8, respectively.

The Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, the fair value of assets and liabilities acquired in business combinations or asset acquisitions and reserves associated with our insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are collected or delivered as product. We bill for certain services prior to performance. Such services include, among others, certain commercial and residential contracts, and equipment rentals. These advance billings are included in deferred

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and recognized as revenue in the period service is provided. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months when the related services are performed.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheet.

As of March 31, 2021 and December 31, 2020, we had $165 million and $159 million, respectively, of deferred contract costs, of which $119 million and $118 million, respectively, was related to deferred sales incentives. For the three months ended March 31, 2021 and 2020, amortization of our sales incentives was not material to our results of operations.

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

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements. Our prior year accumulated depreciation and gross property and equipment as of December 31, 2020 were overstated and have been corrected in our current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2021			December 31, 2020
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$130	$25	$155	$138	$26	$164
Long-term	2,069	193	2,262	2,018	204	2,222
	$2,199	$218	$2,417	$2,156	$230	$2,386

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2021 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2020	$2,156	$230
Obligations incurred and capitalized	26	—
Obligations settled	(16)	(5)
Interest accretion	26	—
Revisions in estimates and interest rate assumptions	7	(7)
Acquisitions, divestitures and other adjustments	—	—
March 31, 2021	$2,199	$218

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2021:

	March 31,	December 31,
	2021	2020
Commercial paper program (weighted average interest rate of 0.4% as of March 31, 2021 and December 31, 2020)	$1,534	$1,814
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.3% as of March 31, 2021 and December 31, 2020)	8,465	8,465
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	398	393
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.1% to 4.3% (weighted average interest rate of 1.7% as of March 31, 2021 and December 31, 2020)	2,547	2,571
Financing leases and other, maturing through 2085, weighted average interest rate of 4.6% (a)	627	652
Debt issuance costs, discounts and other	(83)	(85)
	13,488	13,810
Current portion of long-term debt	244	551
	$13,244	$13,259
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of March 31, 2021, we had approximately $3.0 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $213 million of other debt with scheduled maturities within the next 12 months, including $103 million of tax-exempt bonds. As of March 31, 2021, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $244 million of debt maturing in the next 12 months is classified as current obligations.

As of March 31, 2021, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of March 31, 2021, we had no borrowings under this facility. We had $269 million of letters of credit issued and $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.7 billion as of March 31, 2021. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2021, we had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of March 31, 2021, we had utilized $609 million of other uncommitted letter of credit lines, with terms maturing through April 2022.

Debt Repayments

Commercial Paper Program — During the three months ended March 31, 2021, we made cash repayments of $280 million.

Tax-Exempt Bonds — During the three months ended March 31, 2021, we repaid $24 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease during the three months ended March 31, 2021 is due to $25 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 22.7% and 17.0% for the three months ended March 31, 2021 and 2020, respectively.

The increase in our effective income tax rate when comparing the three months ended March 31, 2021 and 2020 was primarily driven by (i) a decrease in excess tax benefits associated with equity-based compensation; (ii) lower federal tax credits and (iii) favorable adjustments to accruals and related deferred taxes recorded in 2020. These items are discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Equity-Based Compensation — During the three months ended March 31, 2021 and 2020, we recognized a reduction in our income tax expense of $9 million and $21 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also held a residual financial interest in an entity that owned a refined coal facility that qualified for federal tax credits under Section 45 of the Internal Revenue Code through 2019. The entity sold the majority of its assets in the first quarter of 2020, which resulted in a $7 million non-cash impairment of our investment at that time.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2021 and 2020, we recognized $9 million and $26 million (including the $7 million impairment of the refined coal facility noted above) of net losses, respectively. The related reduction in our income tax expense, which is primarily due to federal tax credits realized from the investments, was $16 million and $24 million for the three months ended March 31, 2021 and 2020, respectively. In addition, during the three months ended March 31, 2021 and 2020, we recognized interest expense of $2 million and $3 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

Adjustments to Accruals and Related Deferred Taxes — During the three months ended March 31, 2020, we recognized a reduction in our income tax expense of $6 million for adjustments to accruals and related deferred taxes.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2021	2020
Number of common shares outstanding at end of period	422.1	422.0
Effect of using weighted average common shares outstanding	0.8	2.2
Weighted average basic common shares outstanding	422.9	424.2
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.4	2.2
Weighted average diluted common shares outstanding	424.3	426.4
Potentially issuable shares	6.4	6.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.6	2.1

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2021, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher than the $218 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2021. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2021, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of March 31, 2021 and December 31, 2020, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $54 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. As of the date of this filing, we are not aware of any matters that are required to be disclosed pursuant to this standard.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On an annual basis, we analyze the Areas’ income from operations margins for purposes of segment reporting and, if necessary, realign our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestitures, business mix and the economic climate of various geographies. No realignment was necessary for the periods presented.

Tier 1 is comprised of our operations across the Southern U.S., with the exception of the Southern California area and the Florida area, and also includes the New England area and the tri-state area that includes Michigan, Indiana and Ohio. Tier 2 includes California, Canada, and the Wisconsin and Minnesota area. Tier 3 encompasses all the remaining operations including the Pacific Northwest, the Mid-Atlantic region of the U.S., the Florida area, and Illinois and the Missouri Valley area.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
2021
Solid Waste:
Tier 1	$1,639	$(320)	$1,319	$425
Tier 2	1,007	(216)	791	202
Tier 3	1,660	(300)	1,360	291
Solid Waste	4,306	(836)	3,470	918
Other (a)	665	(23)	642	18
	4,971	(859)	4,112	936
Corporate and Other (b)	—	—	—	(286)
Total	$4,971	$(859)	$4,112	$650

2020
Solid Waste:
Tier 1	$1,503	$(280)	$1,223	$393
Tier 2	932	(198)	734	188
Tier 3	1,541	(294)	1,247	264
Solid Waste	3,976	(772)	3,204	845
Other (a)	554	(29)	525	(25)
	4,530	(801)	3,729	820
Corporate and Other (b)	—	—	—	(247)
Total	$4,530	$(801)	$3,729	$573
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The increase in income from operations was primarily driven by (i) increased market values for renewable energy credits generated by our WM Renewable Energy business; (ii) a gain from the divestitures of certain ancillary operations and (iii) significantly higher commodity prices benefiting our recycling brokerage services.

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

The decrease in income from operations was primarily driven by increased expenses as a result of (i) higher incentive compensation; (ii) a charge pertaining to reserves for certain loss contingencies and (iii) investments we are making in our digital platform.

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

Income from operations in our Solid Waste business increased primarily due to (i) revenue growth from yield in our collection and disposal businesses; (ii) controlling our operating costs and margins with volume declines and (iii) higher recycling commodity prices. During the three months ended March 31, 2021, the contribution of Advanced Disposal to income from operations was offset by elevated depreciation and amortization of acquired assets.

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2021	2020
Commercial	$1,131	$1,063
Residential	782	650
Industrial	743	693
Other collection	116	112
Total collection	2,772	2,518
Landfill	915	887
Transfer	465	441
Recycling	342	254
Other (a)	477	430
Intercompany (b)	(859)	(801)
Total	$4,112	$3,729
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

Prior year period operating results were negatively impacted by COVID-19, as volumes declined beginning in March 2020 in our landfill, industrial and commercial collection businesses due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.    Acquisition of Advanced Disposal

On October 30, 2020, we completed the acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial, and residential customers, primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the $3.0 billion, 364-day, U.S. revolver and terminated the facility.

Our consolidated financial statements have not been retroactively restated to include Advanced Disposal’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the acquisition, and, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation, specifically those that require significant accounting estimates and assumptions, such as our landfills and intangibles.

Goodwill of $2.5 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that have integrated these operations as they are benefiting from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to March 31, 2021 (in millions):

	October 30, 2020	Adjustments	March 31, 2021
Accounts and other receivables	$159	$—	$159
Parts and supplies	8	—	8
Other current assets	17	—	17
Assets held for sale (a)	1,022	—	1,022
Property and equipment	1,278	17	1,295
Goodwill	2,470	—	2,470
Other intangible assets	604	(3)	601
Investments in unconsolidated entities	9	—	9
Other assets	27	(2)	25
Accounts payable	(107)	—	(107)
Accrued liabilities	(155)	—	(155)
Deferred revenues	(19)	—	(19)
Current portion of long-term debt	(12)	—	(12)
Liabilities held for sale (a)	(234)	—	(234)
Long-term debt, less current portion (b)	(441)	—	(441)
Landfill and environmental remediation liabilities	(242)	(1)	(243)
Deferred income taxes	(223)	(12)	(235)
Other liabilities	(79)	1	(78)
Total purchase price	$4,082	$—	$4,082
(a)

In connection with our acquisition of Advanced Disposal, we were required by the U.S. Department of Justice to divest assets, including a portion of the assets acquired from Advanced Disposal. Upon acquisition these assets met the criteria for reporting discontinued operations and were classified as held for sale and included within the “Assets held for sale” and “Liabilities held for sale” line items in the above preliminary allocation of purchase price. Immediately following the closing of our acquisition of Advanced Disposal, the transactions contemplated by the U.S. Department of Justice were consummated and we sold the net assets to GFL Environmental for total consideration of $856 million.

(b)

At the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024, the fair value of which was $438 million. In November 2020, we redeemed the notes pursuant to an optional redemption feature.

The preliminary allocation of $601 million as of March 31, 2021 for other intangibles includes $572 million for customer relationships with an amortization period of 15 years and $29 million of other intangibles with a weighted average amortization period of seven years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Divestitures, Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the first quarter of 2021, we recognized net charges of $17 million consisting of charges for (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other Segment; which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

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

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(2), $0 and $0, respectively	—	(5)	13	—	8
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	1	—	—	—	1
Net current period other comprehensive income (loss)	1	(5)	13	—	9
Balance, March 31, 2021	$(8)	$44	$12	$—	$48

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In February 2021, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.8 million shares based on a stock price of $110.56. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in April 2021.

As of March 31, 2021, the Company has authorization for $1.1 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2021	2020
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$419	$530
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	457	390
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	49	49
Total Assets	$925	$969
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next nine years.
(b)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Advanced Disposal.

Fair Value of Debt

As of March 31, 2021 and December 31, 2020, the carrying value of our debt was $13.5 billion and $13.8 billion. The estimated fair value of our debt was approximately $14.1 billion and $15.2 billion as of March 31, 2021 and December 31, 2020, respectively. The decrease in the fair value of debt was primarily attributable to increases in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2021 and December 31, 2020. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $220 million and $228 million as of March 31, 2021 and December 31, 2020, respectively. The debt balance related to our investments in low-income housing properties was $196 million and $210 million as of March 31, 2021 and December 31, 2020, respectively. During the first quarter of 2020, the entity that owned the investment in the refined coal facility sold the majority of its assets, which resulted in a $7 million non-cash impairment of our investment. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $108 million and $106 million as of March 31, 2021 and December 31, 2020, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $115 million and $114 million as of March 31, 2021 and December 31, 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate acquisitions; failure to obtain the results anticipated from acquisitions; failure to successfully integrate the acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), realize anticipated synergies or obtain other results anticipated from such acquisition; environmental and other regulations, including developments related to emerging contaminants, gas emissions and renewable fuel; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits; failure to attract, hire and retain key team members and a high quality workforce; labor disruptions and wage-related regulations; significant storms and destructive climate events; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption and service reductions; increased competition; pricing actions; commodity price fluctuations; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; weakness in general economic conditions and capital markets; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity or natural gas. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services.

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

Acquisition of Advanced Disposal

On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the $3.0 billion, 364-day, U.S. revolver and terminated the facility. As a result of the acquisition we recorded $4.1 billion of net assets including $2.5 billion of goodwill as of December 31, 2020. During the first quarter of 2021, we made significant progress on our integration of Advanced Disposal. The focus of these efforts has been to ensure that we continue to provide uninterrupted service to our customers through the integration of certain customer facing and back office digital platforms.

COVID-19 Update

The impacts of COVID-19 on the global economy increased rapidly at the end of the first quarter of 2020 affecting our business in most geographies and across a variety of our customer types. While our volumes (excluding volumes from acquisitions and divestitures) for the three months ended March 31, 2021 are still below the first quarter of the prior year, as the impacts of COVID-19 did not begin to take hold until late in the first quarter of 2020, we continue to see volume recovery in our landfill and industrial and commercial collection businesses from the lowest levels observed in April 2020. We expect the year-over-year comparisons during 2021 to be impacted by the significant revenue declines experienced in 2020 as a result of COVID-19. We are optimistic about continued volume recovery in 2021 as COVID-19 vaccines become more widely available to more people and states and local jurisdictions continue to re-open.

Throughout the COVID-19 pandemic, the Company has proactively taken steps to put our employees’ and customers’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential services safely and efficiently. We continue to operate with a focus on protecting the health and safety of our employees and maintaining business continuity for our customers. These efforts, combined with our disciplined execution in our daily operations, have positioned the Company to prudently manage the challenges presented by COVID-19.

We see signs of an improving economy and are optimistic about our future outlook; however, the ultimate impacts of COVID-19 on our long-term outlook for the business will depend on future developments, including the duration of the pandemic and pace of economic recovery. These factors and their impacts on our business, financial condition, results of operations and cash flows are uncertain and cannot be predicted at this time. We remain focused on the diligent and safe execution of our daily operations. We are encouraged by our first quarter results and remain focused on delivering outstanding customer service and managing our variable costs with changing volumes.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus, that leverages and sustains the strongest asset network in the industry to drive best-in-

class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, enhancements to our digital platform, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs.

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

We believe the Company’s industry-leading asset network and strategic focuses on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we accelerated our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are designed to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. Additionally, we continue to make meaningful progress on the implementation of our new enterprise resource planning system.

Current Quarter Financial Results

During the first quarter of 2021, we delivered solid operating income and cash flows as we continued to experience volume recovery in our landfill and industrial and commercial collection businesses and benefited from the acquisition of Advanced Disposal. Additionally, we maintained focus on reducing our operating costs and discretionary selling, general and administrative expenses. We allocated $270 million of available cash to capital expenditures and $497 million to our shareholders through dividends and share repurchases.

Key elements of our financial results for the first quarter include:

●	Revenues of $4,112 million, compared with $3,729 million in the prior year period, an increase of $383 million, or 10.3%. The increase is primarily attributable to (i) our acquisition of Advanced Disposal; (ii) higher yield in our recycling business driven by higher commodity prices and (iii) higher yield in our collection and disposal businesses. These revenue increases were partially offset by lower volumes in our collection and disposal businesses resulting from COVID-19 related impacts;
●	Operating expenses of $2,514 million, or 61.1% of revenues, compared with $2,329 million, or 62.5% of revenues, in the prior year period. The $185 million increase is primarily attributable to (i) the acquisition of Advanced Disposal and (ii) higher cost of goods sold driven by higher market prices for recycling commodities. These increases were partially offset by proactive cost management efforts and lower landfill operating costs;
●	Selling, general and administrative expenses were $458 million, or 11.1% of revenues, compared with $425 million, or 11.4% of revenues, in the prior year period. The $33 million increase is primarily attributable to (i) higher incentive compensation costs; (ii) increased labor and support costs related to our acquisition of Advanced Disposal and (iii) strategic investments in our digital platform. These cost increases were offset, in part, by (i) the proactive steps taken to reduce discretionary expenses and (ii) a decrease in the provision for bad debts;
●	Income from operations was $650 million, or 15.8% of revenues, compared with $573 million, or 15.4% of revenues, in the prior year period. The improved earnings in the current year are driven by strong operating results in our collection and disposal business, improved profitability in our recycling business and increased market values for renewable energy credits generated by our WM Renewable Energy business. The favorable comparison was partially offset by (i) higher depreciation and amortization expense, particularly due to the Advanced Disposal acquisition; (ii) a charge pertaining to reserves for certain loss contingencies in our Corporate and Other segment and (iii) strategic investments in our digital platform;
●	Net income attributable to Waste Management, Inc. was $421 million, or $0.99 per diluted share, compared with $361 million, or $0.85 per diluted share, in the prior year period. In addition to the activity discussed above, net income in the current period was also impacted by higher income tax expense primarily attributable to a higher effective tax rate and an increase in income before income taxes, which was partially offset by a decrease in net interest expense primarily related to certain refinancing activities;
●	Net cash provided by operating activities was $1,120 million compared with $765 million in the prior year period, with the increase related to (i) favorable working capital changes, including improved cash collections and lower annual incentive compensation payments in the current year and (ii) an increase in earnings attributable to our collection and disposal and recycling lines of business; and
●	Free cash flow was $865 million compared with $318 million in the prior year period. The increase in net cash provided by operating activities noted above was the primary driver of the increase, though a decrease in capital expenditures further improved the comparison. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	2021	2020
Commercial	$1,131	$1,063
Residential	782	650
Industrial	743	693
Other collection	116	112
Total collection	2,772	2,518
Landfill	915	887
Transfer	465	441
Recycling	342	254
Other (a)	477	430
Intercompany (b)	(859)	(801)
Total	$4,112	$3,729
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. We have reclassified collection, landfill, transfer and recycling activity within our “Other” line of business to the appropriate line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2021 vs. 2020
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$93	2.8%
Recycling commodities (c)	97	42.5
Fuel surcharges and mandated fees	(9)	(7.2)
Total average yield (d)			$181	4.9%
Volume			(101)	(2.7)
Internal revenue growth			80	2.2
Acquisitions			302	8.1
Divestitures			(10)	(0.3)
Foreign currency translation			11	0.3
Total			$383	10.3%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes the impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2021 vs. 2020
		As a % of
		Related
	Amount	Business
Commercial	$31	3.1%
Industrial	22	3.4
Residential	27	4.2
Total collection	80	3.4
Landfill	7	1.4
Transfer	6	2.7
Total collection and disposal	$93	2.8%

Our overall strategic pricing efforts are focused on improving our average unit rate. This strategy has been most successful in our collection line of business where we experienced an average yield growth of 3.4% for the three months ended March 31, 2021 as compared with the prior year period. We are also continuing to see solid growth in our landfill and transfer businesses with our municipal solid waste business experiencing 2.6% average yield growth.

Recycling Commodities — Increases in the market prices for recycling commodities resulted in revenue growth of $97 million for the three months ended March 31, 2021 as compared with the prior year period. During the three months ended March 31, 2021, average market prices for recycling commodities at the Company’s facilities were 97% higher compared to the historical lows experienced during the prior year period. However, we do not expect such a significant year-over-year increase to continue for the remainder of 2021 as average market prices began to show recovery in the second half of 2020 driven by a dislocation in supply and demand dynamics for recycled materials. We continue to see the demand for recycled materials outpace supply in the first quarter of 2021, driven by the growth in e-commerce, businesses starting to re-open, and manufacturers committing to use more recycled content in their packaging. We have also maintained our focus on converting to a fee-based pricing model that ensures fees paid by customers address the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined $9 million for the three months ended March 31, 2021, as compared with the prior year period. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three months ended March 31, 2021, as compared with the prior year period.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) decreased $101 million, or 2.7%, for the three months ended March 31, 2021, as compared with the prior year period.

During the second half of 2020, we began to see volume recovery in our landfill and industrial and commercial businesses from the lowest levels observed in April 2020. However, our volumes for the three months ended March 31, 2021 are still below the prior year period as COVID-19 related impacts began in March 2020. Special waste volume at our landfills, project-driven work in the industrial collection business and certain commercial customer service levels were the most significant drivers of volume declines. The severe winter storms experienced across North America in February 2021 also had a negative impact on our volume results for the three months ended March 31, 2021. We continue to be optimistic about our volume recovery in 2021 as COVID-19 vaccines become more widely available to more people and states and local jurisdictions start to re-open. However, uncertainty remains with respect to the pace of business and economic recovery which could adversely impact our volume results in the near term.

Acquisitions

Revenues increased $302 million, or 8.1%, for the three months ended March 31, 2021, as compared with the prior year period, primarily due to our acquisition of Advanced Disposal. The revenue increase due to the Advanced Disposal acquisition was principally reported in our collection and disposal lines of business.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2021		2020
Labor and related benefits	$746	18.1%	$689	18.5%
Transfer and disposal costs	274	6.7	278	7.5
Maintenance and repairs	374	9.1	335	9.0
Subcontractor costs	391	9.5	371	9.9
Cost of goods sold	181	4.4	118	3.2
Fuel	86	2.1	76	2.0
Disposal and franchise fees and taxes	156	3.8	145	3.9
Landfill operating costs	96	2.3	109	2.9
Risk management	73	1.8	69	1.9
Other	137	3.3	139	3.7
	$2,514	61.1%	$2,329	62.5%

Our operating expenses for the three months ended March 2021 increased primarily due to the acquisition of Advanced Disposal, partially offset by the decrease in volumes discussed above in Operating Revenues. Additionally, we continued our proactive cost management efforts in response to a lower volume environment which have positioned us to decrease our overall operating expenses as a percentage of revenues when compared with the prior year period.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by the addition of employees as a result of our acquisition of Advanced Disposal, higher incentive compensation costs and annual merit increases. These cost increases were partially offset by decreases in volume in our industrial and commercial collection businesses, due to COVID-19, the severe winter weather that parts of the country experienced, and one less workday compared to the prior year period.

Transfer and Disposal Costs — The decrease in transfer and disposal costs was largely driven by volume declines in our industrial and commercial collection businesses as a result of COVID-19 and the severe winter weather, partially offset by additional disposal costs attributable to our acquisition of Advanced Disposal and an increase in rates charged by third-party haulers.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by additional costs incurred as a part of our acquisition of Advanced Disposal, including investments in the fleet acquired. This increase was partially offset by proactive steps to optimize routes and reduce overtime hours to address the volume declines discussed above.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) the acquisition of Advanced Disposal; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business and (iii) an increase in rates charged by third-party haulers. The increase was partially offset by COVID-19 and severe winter weather-related volume declines in our industrial collection business.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by a 97% increase in recycling commodity prices compared to the prior year period.

Fuel — The increase in fuel costs was primarily due to the acquisition of Advanced Disposal. This increase was partially offset by decreases due to volume declines from COVID-19 and the severe winter storms that occurred during 2021.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by additional costs attributable to our acquisition of Advanced Disposal offset, in part, by volume declines due to COVID-19 and the severe winter storms.

Landfill Operating Costs — The decrease in landfill operating costs was primarily due to a change in the measurement of our environmental remediation obligations and recovery assets. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In 2021, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense. In 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense. Additionally, there were lower leachate management costs in the current year period when compared to the prior year period, primarily due to the cessation of certain transportation costs in our Tier 3 segment. These decreases were partially offset by additional costs attributable to our acquisition of Advanced Disposal.

Risk Management — Risk management costs increased primarily due to our acquisition of Advanced Disposal. The increases were partially offset by a decrease in new claims and new claims development, as well as a reimbursement received related to older policies.

Other — Other decreases were driven primarily by asset sales and intentional efforts to reduce discretionary spending, partially offset by increased spend due to our acquisition of Advanced Disposal.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2021		2020
Labor and related benefits	$297	7.2%	$246	6.6%
Professional fees	49	1.2	60	1.6
Provision for bad debts	10	0.2	14	0.4
Other	102	2.5	105	2.8
	$458	11.1%	$425	11.4%

Selling, general and administrative expenses have increased primarily due to (i) higher incentive compensation costs; (ii) increased labor and support costs related to our acquisition of Advanced Disposal and (iii) strategic investments in our digital platform. Compared with the prior year period, our acquisition of Advanced Disposal has had a positive impact on our selling, general and administrative expenses as a percentage of revenue.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) an increase in incentive compensation costs; (ii) costs incurred in connection with our acquisition of Advanced Disposal, including additional headcount and (iii) costs associated with the strategic investments in our digital platform.

Professional Fees — The decrease in professional fees was primarily driven by lower consulting, advisory and legal fees as we completed the acquisition of Advanced Disposal in the fourth quarter of 2020. This decrease was partially offset by an increase in professional fees incurred to support the strategic investments for our digital platform.

Provision for Bad Debts — The decrease in provision for bad debts was primarily due to an overall improvement in customer account collections and decreased collection risk with certain customers.

Other — The decrease in other expenses was primarily driven by reductions in travel and entertainment in the current year period and the impact of technology-related costs incurred in the prior year period as we began to transition our back-office employees to a remote work environment due to COVID-19. These decreases were partially offset by costs associated with the acquisition of Advanced Disposal.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2021		2020
Depreciation of tangible property and equipment	$279	6.8%	$240	6.5%
Amortization of landfill airspace	157	3.8	138	3.7
Amortization of intangible assets	36	0.9	24	0.6
	$472	11.5%	$402	10.8%

The increase in depreciation of tangible property and equipment during the three months ended March 31, 2021, compared to the prior year period, was primarily related to (i) additional depreciation attributable to our acquisition of Advanced Disposal and (ii) investments in capital assets, including trucks and facilities. The increase in amortization of landfill airspace during the three months ended March 31, 2021 was driven by our acquisition of Advanced Disposal and changes in landfill estimates. The increase in amortization of intangible assets is primarily driven by the amortization of acquired intangible assets related to the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the first quarter of 2021, we recognized net charges of $17 million consisting of charges for (i) a $19 million charge pertaining to reserves for certain loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment; which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2021	2020	Change
Solid Waste:
Tier 1	$425	$393	$32	8.1%
Tier 2	202	188	14	7.4
Tier 3	291	264	27	10.2
Solid Waste	918	845	73	8.6
Other (a)	18	(25)	43	*
Corporate and Other (b)	(286)	(247)	(39)	15.8
Total	$650	$573	$77	13.4%
Percentage of revenues	15.8%	15.4%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) our WMSBS business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

The significant items affecting income from operations for our segments during the three months ended March 31, 2021, as compared with the prior year period, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to (i) revenue growth from yield in our collection and disposal businesses; (ii) controlling our operating costs and margins with volume declines and (iii) higher recycling commodity prices. During the three months ended March 31, 2021, the contribution of Advanced Disposal to income from operations was offset by elevated depreciation and amortization of acquired assets.
●	Other — The increase in income from operations was primarily driven by (i) increased market values for renewable energy credits generated by our WM Renewable Energy business; (ii) a gain from the divestitures of certain ancillary operations and (iii) higher commodity prices benefiting our recycling brokerage services.
●	Corporate and Other — The decrease in income from operations was primarily driven by increased expenses as a result of (i) higher incentive compensation; (ii) a charge pertaining to reserves for certain loss contingencies and (iii) investments we are making in our digital platform. The decrease in income from operations was partially offset by a decrease in landfill operating costs primarily due to a change in the measurement of our environmental remediation obligations and recovery assets. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In 2021, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense. In 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense.

Interest Expense, Net

Our interest expense, net was $97 million and $112 million during the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to certain refinancing activities, including the redemption of $3.0 billion of senior notes in July 2020 and the issuance of $2.5 billion of senior notes in November 2020 at lower rates. This decrease was partially offset by decreases in interest income as a result of lower cash and cash equivalents balances in 2021.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $9 million and $26 million during the three months ended March 31, 2021 and 2020, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. During the three months ended March 31, 2020, the entity that held and managed our ownership interest in a refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time. Refer to Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense and effective income tax rates were $124 million, or 22.7%, and $74 million, or 17.0%, for the three months ended March 31, 2021 and 2020, respectively.

The increase in our income tax expense and effective income tax rate when comparing the three months ended March 31, 2021 with the prior year period are primarily driven by (i) a decrease in excess tax benefits associated with equity-based compensation; (ii) lower federal tax credits and (iii) favorable adjustments to accruals and related deferred taxes recorded in 2020. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$476	$553
Restricted trust and escrow accounts:
Insurance reserves	$404	$306
Final capping, closure, post-closure and environmental remediation funds	115	114
Other	4	2
Total restricted trust and escrow accounts (a)	$523	$422
Debt:
Current portion	$244	$551
Long-term portion	13,244	13,259
Total debt	$13,488	$13,810
(a)	As of March 31, 2021 and December 31, 2020, $75 million of these account balances was included in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2021, we had approximately $3.0 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $213 million of other debt with scheduled maturities within the next 12 months, including $103 million of tax-exempt bonds. As of March 31, 2021, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $244 million of debt maturing in the next 12 months is classified as current obligations.

Guarantor Financial Information

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. In lieu of providing separate financial statements for the subsidiary issuer and guarantor (WM and WM Holdings), we have presented the accompanying supplemental summarized balance sheet and income statement information for WM and WM Holdings on a combined basis after elimination of intercompany transactions between WM and WM Holdings and amounts related to investments in any subsidiary that is a non-guarantor (in millions):

	March 31, 2021	December 31, 2020
Balance Sheet Information:
Current assets	$340	$481
Noncurrent assets	14	14
Current liabilities	126	446
Noncurrent liabilities:
Advances due to affiliates	17,202	16,505
Other noncurrent liabilities	11,199	11,202

Three Months Ended
March 31, 2021
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	61

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2021	2020
Net cash provided by operating activities	$1,120	$765
Net cash used in investing activities	$(334)	$(503)
Net cash used in financing activities	$(830)	$(668)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $355 million for the three months ended March 31, 2021, as compared with the prior year period, as a result of (i) an increase in earnings attributable to our collection and disposal and recycling lines of business; (ii) strong collections of our trade receivables; (iii) lower annual incentive compensation payments in the current year and (iv) a decrease in interest payments in the current year.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2021 and 2020 are summarized below:

●	Capital Expenditures — We used $270 million and $459 million of cash for capital expenditures during the three months ended March 31, 2021 and 2020, respectively. The decrease in capital spending was primarily driven by differences in the timing of fleet purchases and the Company’s acceleration of certain capital expenditures into the fourth quarter of 2020. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2021 and 2020, we used $73 million and $53 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2021 and 2020 are summarized below:

●	Debt Repayments and Borrowings — We did not have any cash borrowings for either the three months ended March 31, 2021 or the three months ended March 31, 2020. The following summarizes our cash repayments of debt (excluding our commercial paper program discussed below) for the three months ended March 31 (in millions):

	2021	2020
Repayments:
Tax-exempt bonds	$(24)	$—
Other debt	(25)	(25)
Cash repayments	$(49)	$(25)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Commercial Paper Program — During the three months ended March 31, 2021 we made cash repayments of $280 million under our commercial paper program. We had no commercial paper borrowings or repayments during the three months ended March 31, 2020.
●	Common Stock Repurchase Program — During the three months ended March 31, 2021, we used $250 million of cash for a February 2021 accelerated share repurchase (“ASR”) agreement. During the three months ended March 31, 2020, we repurchased $402 million of our common stock, which includes $313 million related to a February 2020 ASR agreement and $89 million in open market transactions. See Note 11 to the Condensed Consolidated Financial Statements for additional information.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $247 million and $236 million during the three months ended March 31, 2021 and 2020, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.545 in 2020 to $0.575 in 2021 which was offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2021	2020
Net cash provided by operating activities	$1,120	$765
Capital expenditures	(270)	(459)
Proceeds from divestitures of businesses and other assets (net of cash divested)	15	12
Free cash flow	$865	$318

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, the fair value of assets and liabilities acquired in business combinations or as asset acquisitions and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2021 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2021. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2021 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	—	$—	—	$1.35 billion
February 1 — 28	1.8	$110.56	1.8	$1.1 billion
March 1 — 31	—	$—	—	$1.1 billion
Total	1.8	$—	1.8

In February 2021, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.8 million shares based on a stock price of $110.56. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed by April 2021.

As of March 31, 2021, the Company has authorization for $1.1 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2021 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 1, 2021].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: April 27, 2021