Form 10-Q
period 2021-06-30
WASTE MANAGEMENT INC
filed 2021-07-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Capitol Street

Suite 3000

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2021 was 421,098,975 (excluding treasury shares of 209,183,486).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148	$553
Accounts receivable, net of allowance for doubtful accounts of $26 and $33, respectively	2,195	2,097
Other receivables, net of allowance for doubtful accounts of $9 and $7, respectively	450	527
Parts and supplies	126	124
Other assets	307	239
Total current assets	3,226	3,540
Property and equipment, net of accumulated depreciation and amortization of $19,995 and $19,337, respectively	14,110	14,148
Goodwill	8,992	8,994
Other intangible assets, net	956	1,024
Restricted trust and escrow accounts	446	347
Investments in unconsolidated entities	417	426
Other assets	890	866
Total assets	$29,037	$29,345
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,393	$1,121
Accrued liabilities	1,372	1,342
Deferred revenues	557	539
Current portion of long-term debt	361	551
Total current liabilities	3,683	3,553
Long-term debt, less current portion	12,883	13,259
Deferred income taxes	1,744	1,806
Landfill and environmental remediation liabilities	2,299	2,222
Other liabilities	1,074	1,051
Total liabilities	21,683	21,891
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,104	5,129
Retained earnings	11,444	11,159
Accumulated other comprehensive income (loss)	70	39
Treasury stock at cost, 209,467,208 and 207,480,827 shares, respectively	(9,272)	(8,881)
Total Waste Management, Inc. stockholders’ equity	7,352	7,452
Noncontrolling interests	2	2
Total equity	7,354	7,454
Total liabilities and equity	$29,037	$29,345

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues	$4,476	$3,561	$8,588	$7,290
Costs and expenses:
Operating	2,736	2,180	5,250	4,509
Selling, general and administrative	445	377	903	802
Depreciation and amortization	500	414	972	816
Restructuring	4	2	5	2
(Gain) loss from divestitures, asset impairments and unusual items, net	—	61	17	61
	3,685	3,034	7,147	6,190
Income from operations	791	527	1,441	1,100
Other income (expense):
Interest expense, net	(98)	(119)	(195)	(231)
Loss on early extinguishment of debt	(220)	—	(220)	—
Equity in net losses of unconsolidated entities	(11)	(14)	(20)	(40)
Other, net	(6)	1	(5)	1
	(335)	(132)	(440)	(270)
Income before income taxes	456	395	1,001	830
Income tax expense	105	88	229	162
Consolidated net income	351	307	772	668
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to Waste Management, Inc.	$351	$307	$772	$668
Basic earnings per common share	$0.83	$0.73	$1.83	$1.58
Diluted earnings per common share	$0.83	$0.72	$1.82	$1.57

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated net income	$351	$307	$772	$668
Other comprehensive income (loss), net of tax:
Derivative instruments, net	6	3	7	5
Available-for-sale securities, net	3	14	(2)	5
Foreign currency translation adjustments	13	34	26	(42)
Post-retirement benefit obligations, net	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	22	50	31	(33)
Comprehensive income	373	357	803	635
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$373	$357	$803	$635

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$772	$668
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	972	816
Deferred income tax benefit	(67)	(35)
Interest accretion on landfill liabilities	53	49
Provision for bad debts	17	36
Equity-based compensation expense	45	23
Net gain on disposal of assets	(12)	(7)
Loss from divestitures, asset impairments and other, net	17	68
Equity in net losses of unconsolidated entities, net of dividends	22	33
Loss on early extinguishment of debt	220	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(24)	185
Other current assets	(22)	(1)
Other assets	9	14
Accounts payable and accrued liabilities	213	(171)
Deferred revenues and other liabilities	(52)	(57)
Net cash provided by operating activities	2,163	1,621
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10)	(1)
Capital expenditures	(666)	(895)
Proceeds from divestitures of businesses and other assets, net of cash divested	17	15
Other, net	(49)	(37)
Net cash used in investing activities	(708)	(918)
Cash flows from financing activities:
New borrowings	1,707	—
Debt repayments	(2,326)	(705)
Premiums and other paid on early extinguishment of debt	(211)	—
Common stock repurchase program	(500)	(402)
Cash dividends	(489)	(466)
Exercise of common stock options	41	42
Tax payments associated with equity-based compensation transactions	(28)	(34)
Other, net	(4)	(10)
Net cash used in financing activities	(1,810)	(1,575)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	4	(3)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(351)	(875)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	648	3,647
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$297	$2,772

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$148	$2,663
Restricted cash and cash equivalents included in other current assets	56	41
Restricted cash and cash equivalents included in restricted trust and escrow accounts	93	68
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$297	$2,772

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2021
Balance, March 31, 2021	$7,429	630,282	$6	$5,071	$11,337	$48	(208,201)	$(9,035)	$2
Consolidated net income	351	—	—	—	351	—	—	—	—
Other comprehensive income (loss), net of tax	22	—	—	—	—	22	—	—	—
Cash dividends declared of $0.575 per common share	(242)	—	—	—	(242)	—	—	—	—
Equity-based compensation transactions, net	44	—	—	33	(2)	—	310	13	—
Common stock repurchase program	(250)	—	—	—	—	—	(1,576)	(250)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2

2020
Balance, March 31, 2020	$6,745	630,282	$6	$5,026	$10,718	$(91)	(208,287)	$(8,916)	$2
Consolidated net income	307	—	—	—	307	—	—	—	—
Other comprehensive income (loss), net of tax	50	—	—	—	—	50	—	—	—
Cash dividends declared of $0.545 per common share	(230)	—	—	—	(230)	—	—	—	—
Equity-based compensation transactions, net	21	—	—	14	—	—	169	7	—
Common stock repurchase program	—	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	772	—	—	—	772	—	—	—	—
Other comprehensive income (loss), net of tax	31	—	—	—	—	31	—	—	—
Cash dividends declared of $1.15 per common share	(489)	—	—	—	(489)	—	—	—	—
Equity-based compensation transactions, net	86	—	—	25	2	—	1,399	59	—
Common stock repurchase program	(500)	—	—	(50)	—	—	(3,385)	(450)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2

2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	668	—	—	—	668	—	—	—	—
Other comprehensive income (loss), net of tax	(33)	—	—	—	—	(33)	—	—	—
Cash dividends declared of $1.09 per common share	(466)	—	—	—	(466)	—	—	—	—
Equity-based compensation transactions, net	58	—	—	(9)	3	—	1,523	64	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	—	—	2	—	—
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our Areas. In the second quarter of 2021, we combined our Eastern and Western Canada Areas reducing the number of Areas we manage from 17 to 16. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments and our acquisition of Advanced Disposal is included in Notes 7 and 8, respectively.

The Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, we had $170 million and $159 million, respectively, of deferred contract costs, of which $121 million and $118 million, respectively, were related to deferred sales incentives. During each of the three- and six-month periods ended June 30, 2021 and 2020, we amortized $6 million and $11 million, respectively, of sales incentives to selling, general and administrative expense.

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

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements. Our prior year accumulated depreciation and gross property and equipment balances as of December 31, 2020 were overstated and subsequently corrected in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2021			December 31, 2020
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$129	$26	$155	$138	$26	$164
Long-term	2,105	194	2,299	2,018	204	2,222
	$2,234	$220	$2,454	$2,156	$230	$2,386

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2021 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2020	$2,156	$230
Obligations incurred and capitalized	57	—
Obligations settled	(44)	(9)
Interest accretion	53	1
Revisions in estimates and interest rate assumptions	11	(2)
Acquisitions, divestitures and other adjustments	1	—
June 30, 2021	$2,234	$220

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2021:

	June 30,	December 31,
	2021	2020
Commercial paper program (weighted average interest rate of 0.4% as of June 30, 2021 and December 31, 2020)	$1,500	$1,814
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.1% as of June 30, 2021 and 3.3% as of December 31, 2020)	8,126	8,465
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	403	393
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.05% to 4.3% (weighted average interest rate of 1.6% as of June 30, 2021 and 1.7% as of December 31, 2020)	2,672	2,571
Financing leases and other, maturing through 2085, weighted average interest rate of 4.7% as of June 30, 2021 and 4.6% as of December 31, 2020 (a)	625	652
Debt issuance costs, discounts and other	(82)	(85)
	13,244	13,810
Current portion of long-term debt	361	551
	$12,883	$13,259
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of June 30, 2021 we had $2.9 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities and (iii) $212 million of other debt with scheduled maturities within the next 12 months, including $103 million of tax-exempt bonds. As of June 30, 2021, we have classified $2.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $361 million of debt maturing in the next 12 months is classified as current obligations.

As of June 30, 2021, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of June 30, 2021, we had no outstanding borrowings under this facility. We had $266 million of letters of credit issued and $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.7 billion as of June 30, 2021. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2021, we had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of June 30, 2021, we had utilized $615 million of other uncommitted letter of credit lines with terms maturing through June 2022.

Debt Borrowings and Repayments

Commercial Paper Program — During the six months ended June 30, 2021, we made cash repayments of $954 million, which were partially offset by $640 million of cash borrowings (net of related discount on issuance).

Senior Notes — In May 2021, WM issued $950 million of senior notes consisting of $475 million of 2.00% senior notes due June 1, 2029 and $475 million of 2.95% senior notes due June 1, 2041. The net proceeds from these debt issuances were $942 million, all of which were used, along with available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The cash paid included the principal amount of the debt retired, $211 million of related premiums and other third-party costs, and $15 million of accrued interest.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized a $220 million loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations related to the tender offer, including $211 million of premiums and other third-party costs and $9 million primarily related to unamortized discounts and debt issuance costs. We also recognized $6 million of charges to interest expense for the write-off of cash flow hedges associated with the tendered notes, which was previously being amortized to interest expense through the notes’ stated maturities. The following table summarizes the principal amount of senior notes redeemed within each series in order of acceptance priority level (in millions):

	Principal
	Outstanding	Notes Tendered
Description	Prior to Tender	and Redeemed
6.125% WM senior notes due 2039	$252	$6
7.75% WM senior notes due 2032	153	9
7.375% WM senior notes due 2029	81	—
4.15% WM senior notes due 2049	1,000	316
4.10% WM senior notes due 2045	750	334
3.90% WM senior notes due 2035	450	153
7.00% WM senior notes due 2028	330	73
7.10% WM Holdings senior notes due 2026	249	26
3.50% WM senior notes due 2024	350	194
3.125% WM senior notes due 2025	600	178
3.15% WM senior notes due 2027	750	—
2.90% WM senior notes due 2022	500	—
2.40% WM senior notes due 2023	500	—
Total	$5,965	$1,289

In conjunction with the tender offer, we entered into a reverse Treasury rate lock with a total notional value of $450 million to hedge our interest rate exposure. We did not designate the reverse Treasury rate lock as a cash flow hedge. Upon completion of the tender offer, we terminated the reverse Treasury rate lock and paid $8 million in cash. The related loss is included in other, net in the Condensed Consolidated Statement of Operations.

Tax-Exempt Bonds — We issued $125 million of new tax-exempt bonds in 2021. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. Additionally, during the six months ended June 30, 2021, we repaid $24 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease during the six months ended June 30, 2021 is due to $59 million of cash repayments of debt at maturity, partially offset by an increase of $32 million primarily associated with non-cash financing leases.

4.    Income Taxes

Our effective income tax rate was 22.9% and 22.8% for the three and six months ended June 30, 2021, respectively, compared with 22.2% and 19.5% for the three and six months ended June 30, 2020, respectively. The increase in our effective income tax rate when comparing the three months ended June 30, 2021 with the prior year period was due to (i) a decrease in the benefits realized on tax audit settlements and (ii) lower federal tax credits. The increase in our effective income tax rate for the six-month period ended June 30, 2021 as compared with the prior year period was also impacted by (i) a decrease in excess tax benefits associated with equity-based compensation and (ii) favorable adjustments to accruals and related deferred taxes recorded in 2020.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These items are discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Equity-Based Compensation — During the three and six months ended June 30, 2021, we recognized a reduction in income tax expense of $2 million and $11 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $2 million and $23 million, respectively, for the comparable prior year periods.

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

During the three and six months ended June 30, 2021, we recognized $12 million and $21 million, respectively, of net losses for these investments. We also recognized a reduction in our income tax expense for the three and six months ended June 30, 2021 of $16 million and $32 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and six months ended June 30, 2021, we recognized interest expense of $3 million and $5 million, respectively, associated with our investments in low-income housing properties.

During the three and six months ended June 30, 2020, we recognized $17 million and $43 million, respectively, (including the $7 million impairment of the refined coal facility noted above for the six-month period) of net losses for these investments. We also recognized a reduction in our income tax expense for the three and six months ended June 30, 2020 of $17 million and $41 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and six months ended June 30, 2020, we recognized interest expense of $3 million and $6 million, respectively, associated with our investments in low-income housing properties.

See Note 13 for additional information related to these unconsolidated variable interest entities.

Tax Audit Settlements — During the three months ended June 30, 2021 and 2020, we settled various tax audits, which resulted in a reduction in our income tax expense of $1 million and $5 million, respectively.

Adjustments to Accruals and Related Deferred Taxes — During the first quarter of 2020, we recognized a reduction in our income tax expense of $6 million for adjustments to accruals and related deferred taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Number of common shares outstanding at end of period	420.8	422.2	420.8	422.2
Effect of using weighted average common shares outstanding	0.8	0.1	1.5	1.0
Weighted average basic common shares outstanding	421.6	422.3	422.3	423.2
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.0	1.6	1.7	1.9
Weighted average diluted common shares outstanding	423.6	423.9	424.0	425.1
Potentially issuable shares	6.1	6.5	6.1	6.5
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.6	2.1	1.0	2.1

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

As of June 30, 2021 we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher than the $220 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2021. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2021, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of June 30, 2021 and December 31, 2020, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $53 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 through 2021 tax years and expect these audits to be completed within the next 21 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

7.    Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our Areas. In the second quarter of 2021, we combined our Eastern and Western Canada Areas reducing the number of Areas we manage from 17 to 16. The 16 Areas constitute operating segments and we have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geographies with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 16 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas are attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the combination of our Eastern and Western Canada Areas, we analyzed all 16 Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect changes in their relative economic characteristics and prospects. Reclassifications have been made to our prior period condensed consolidated financial information to conform to the current year presentation.

The operating segments not evaluated and overseen through the 16 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Three Months Ended June 30:
2021
Solid Waste:
Tier 1	$1,214	$(228)	$986	$350
Tier 2	1,495	(323)	1,172	331
Tier 3	1,997	(376)	1,621	375
Solid Waste (a)	4,706	(927)	3,779	1,056
Other (b)	729	(32)	697	4
	5,435	(959)	4,476	1,060
Corporate and Other (c)	—	—	—	(269)
Total	$5,435	$(959)	$4,476	$791

2020
Solid Waste:
Tier 1	$975	$(178)	$797	$270
Tier 2	1,194	(252)	942	208
Tier 3	1,599	(306)	1,293	244
Solid Waste (a)	3,768	(736)	3,032	722
Other (b)	554	(25)	529	(10)
	4,322	(761)	3,561	712
Corporate and Other (c)	—	—	—	(185)
Total	$4,322	$(761)	$3,561	$527

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Six Months Ended June 30:
2021
Solid Waste:
Tier 1	$2,302	$(429)	$1,873	$657
Tier 2	2,890	(625)	2,265	622
Tier 3	3,820	(709)	3,111	695
Solid Waste (a)	9,012	(1,763)	7,249	1,974
Other (b)	1,394	(55)	1,339	22
	10,406	(1,818)	8,588	1,996
Corporate and Other (c)	—	—	—	(555)
Total	$10,406	$(1,818)	$8,588	$1,441

2020
Solid Waste:
Tier 1	$1,999	$(360)	$1,639	$558
Tier 2	2,450	(517)	1,933	477
Tier 3	3,295	(631)	2,664	532
Solid Waste (a)	7,744	(1,508)	6,236	1,567
Other (b)	1,108	(54)	1,054	(35)
	8,852	(1,562)	7,290	1,532
Corporate and Other (c)	—	—	—	(432)
Total	$8,852	$(1,562)	$7,290	$1,100
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

The increase in income from operations across the Tiers was primarily due to (i) revenue growth in our collection and disposal businesses driven by both volume and yield; (ii) improved profitability in our recycling business from higher market prices for recycling commodities, volume recovery from facilities where we temporarily suspended operations during the pandemic and improved costs at facilities where we have made investments in enhanced technology and equipment; (iii) a decrease in the provision for bad debts and (iv) the continuation of our proactive cost management efforts as volumes increased. These increases were partially offset by (i) higher incentive compensation costs; (ii) inflationary cost pressures and (iii) increased overtime driven by increased volumes and driver shortages. Additionally, the prior year periods were impacted by non-cash impairment charges, as further discussed below. The positive earnings contributions of Advanced Disposal were offset by elevated depreciation and amortization of the related acquired assets.

During the second quarter of 2020, income from operations was impacted by $61 million of non-cash impairments consisting of (i) $41 million of non-cash asset impairment charges in our Tier 2 segment primarily related to two landfills and an oil field waste injection facility and (ii) a $20 million non-cash impairment charge in our Tier 3 segment related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

(b)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) business and not included in the operations of our reportable segments; (iv) our

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The increase in income from operations was primarily driven by (i) increased market values for renewable energy credits generated by our WM Renewable Energy business; (ii) increased revenues for our WMSBS business as a result of new contracts, improved pricing and increased customer activity and (iii) higher market prices for commodities benefiting our recycling brokerage services. The increase in income from operations for the six months ended June 30, 2021, as compared with the prior year period, was also due to a gain from the divestiture of certain ancillary operations during the first quarter of 2021.

(c)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The increase in these costs was driven by (i) higher incentive compensation costs; (ii) strategic investments in our digital platform; (iii) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (iv) increased labor and support costs from our acquisition of Advanced Disposal. The six months ended June 30, 2021, as compared with the prior year period, was further impacted by a charge pertaining to reserves for certain loss contingencies recognized during the first quarter of 2021, as well as changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial	$1,178	$928	$2,309	$1,991
Residential	794	657	1,576	1,307
Industrial	811	625	1,554	1,318
Other collection	135	115	251	227
Total collection	2,918	2,325	5,690	4,843
Landfill	1,075	874	1,990	1,761
Transfer	532	439	997	880
Recycling	397	275	739	529
Other (a)	513	409	990	839
Intercompany (b)	(959)	(761)	(1,818)	(1,562)
Total	$4,476	$3,561	$8,588	$7,290
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly impact the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Our consolidated financial statements have not been retroactively restated to include Advanced Disposal’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We have substantially completed our valuation processes of all of the assets and liabilities acquired in the acquisition, however, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation, specifically those that require significant accounting estimates and assumptions, such as our landfills and intangibles.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to June 30, 2021 (in millions):

	October 30, 2020	Adjustments	June 30, 2021
Accounts and other receivables	$159	$—	$159
Parts and supplies	8	(1)	7
Other current assets	17	(1)	16
Assets held for sale (a)	1,022	—	1,022
Property and equipment	1,278	7	1,285
Goodwill	2,470	5	2,475
Other intangible assets	604	(3)	601
Investments in unconsolidated entities	9	—	9
Other assets	27	(2)	25
Accounts payable	(107)	1	(106)
Accrued liabilities	(155)	(4)	(159)
Deferred revenues	(19)	—	(19)
Current portion of long-term debt	(12)	—	(12)
Liabilities held for sale (a)	(234)	—	(234)
Long-term debt, less current portion (b)	(441)	—	(441)
Landfill and environmental remediation liabilities	(242)	(1)	(243)
Deferred income taxes	(223)	1	(222)
Other liabilities	(79)	(2)	(81)
Total purchase price	$4,082	$—	$4,082
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

The preliminary allocation of $601 million as of June 30, 2021 for other intangibles includes $572 million for customer relationships with an amortization period of 15 years and $29 million of other intangibles with a weighted average amortization period of seven years.

9.    Divestitures, Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the six months ended June 30, 2021, we recognized net charges of $17 million in the first quarter of 2021 consisting of (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment. These charges were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

During the six months ended June 30, 2020, we recognized non-cash impairment charges of $61 million in the second quarter of 2020 primarily related to the following:

Energy Services Asset Impairments— During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 2 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 2 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020.

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

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(1), $0 and $0, respectively	—	(2)	26	—	24
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	7	—	—	—	7
Net current period other comprehensive income (loss)	7	(2)	26	—	31
Balance, June 30, 2021	$(2)	$47	$25	$—	$70

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In February 2021, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.8 million shares based on a stock price of $110.56. The ASR agreement completed in the second quarter of 2021, at which time we received 0.2 million additional shares based on a final weighted average price of $126.83.

In May 2021, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $141.42. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in July 2021.

As of June 30, 2021, the Company has authorization for $850 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2021	2020
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds (a)	$87	$530
Significant other observable inputs (Level 2):
Available-for-sale securities (b)	447	390
Significant unobservable inputs (Level 3):
Redeemable preferred stock (c)	49	49
Total Assets	$583	$969
(a)	The decrease is primarily due to the use of available cash to retire certain high-coupon senior notes in May 2021, which is discussed further in Note 3.
(b)	Our available-for-sale securities primarily relate to debt securities with maturities over the next nine years.
(c)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Advanced Disposal. See Note 9 for information related to our nonrecurring fair value measurements and the impact of impairments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

As of June 30, 2021 and December 31, 2020, the carrying value of our debt was $13.2 billion and $13.8 billion, respectively. The estimated fair value of our debt was approximately $14.0 billion and $15.2 billion as of June 30, 2021 and December 31, 2020, respectively. The decrease in the fair value of debt is primarily related to net repayments of $619 million during 2021 and the replacement of debt balances with a relatively high fair value to carrying value ratio with new debt with a fair value that approximates carrying value (refer to Note 3 for additional information) and increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2021 and December 31, 2020. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $207 million and $228 million as of June 30, 2021 and December 31, 2020, respectively. The debt balance related to our investments in low-income housing properties was $183 million and $210 million as of June 30, 2021 and December 31, 2020, respectively.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $109 million and $106 million as of June 30, 2021 and December 31, 2020, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $117 million and $114 million as of June 30, 2021 and December 31, 2020, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate acquisitions; failure to obtain the results anticipated from acquisitions; failure to successfully integrate the acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), realize anticipated synergies or obtain other results anticipated from such acquisition; environmental and other regulations, including developments related to emerging contaminants, gas emissions and renewable fuel; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits; failure to attract, hire and retain key team members and a high quality workforce; labor disruptions and wage-related regulations; significant storms and destructive climate events; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption and service reductions; increased competition; pricing actions; commodity price fluctuations; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; weakness in general economic conditions and capital markets; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The Company is optimistic about volume recovery and overall economic recovery as states and local jurisdictions continue lifting previous restrictions related to the COVID-19 pandemic. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could have an unanticipated adverse impact on our business. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity or natural gas. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we published our 2020 Sustainability Report, which details our commitment to help make the communities in which we live and work safe, resilient and sustainable. The information in this report can be found at https://sustainability.wm.com but does not constitute a part of, and is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Acquisition of Advanced Disposal

On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the $3.0 billion, 364-day, U.S. revolver and terminated the facility. As a result of the acquisition we recorded $4.1 billion of net assets including $2.5 billion of goodwill as of December 31, 2020. During the first half of 2021, we made significant progress on our integration of Advanced Disposal. The focus of these efforts has been to ensure that we continue to provide uninterrupted service to our customers through the integration of certain customer facing and back office digital platforms.

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

The impacts of COVID-19 on the global economy increased rapidly during the second quarter of 2020, affecting our business in most geographies and across a variety of our customer types. Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021 as more communities and businesses re-opened. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and construction and demolition and special waste volumes at our landfills. As we exited the second quarter of 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. Volumes in our recycling business are also up primarily due to the re-opening of facilities where we temporarily suspended operations during the pandemic. We continue to be optimistic about our volume recovery in 2021 as the economy continues to rebound and states and local jurisdictions continue re-opening. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volumes and costs over the remainder of the year.

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume. Volume changes can fluctuate dramatically by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. In this type of environment, we must dynamically manage our cost structure.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are designed to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. Additionally, we continue to make meaningful progress on the implementation of our new enterprise resource planning system.

During the second quarter of 2021, we began to see inflationary cost pressures, particularly in our operating costs and capital expenditures. As costs increase, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With increased pressure from the strong economic recovery, particularly on labor, we remain focused on putting our people first to ensure that they are well positioned to diligently and safely execute our daily operations. We are encouraged by our results for the first half of 2021 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Quarter Financial Results

During the second quarter of 2021, we delivered strong operating income and cash flows as we continued to experience volume recovery in our landfill, commercial and industrial collection businesses and benefited from the acquisition of Advanced Disposal. Additionally, we maintained focus on reducing our operating costs and discretionary selling, general and administrative expenses. We allocated $396 million of available cash to capital expenditures and $492 million to our shareholders through dividends and share repurchases.

Key elements of our financial results for the second quarter include:

●	Revenues of $4,476 million, compared with $3,561 million in the prior year period, an increase of $915 million, or 25.7%. The increase is primarily attributable to (i) strong volume growth; (ii) the acquisition of Advanced Disposal; (iii) higher yield in our collection and disposal lines of business and (iv) increases in the market prices for recycling commodities we sell;
●	Operating expenses of $2,736 million, or 61.1% of revenues, compared with $2,180 million, or 61.2% of revenues, in the prior year period. The $556 million increase is primarily attributable to (i) volume increases; (ii) increased labor and support costs from our acquisition of Advanced Disposal; (iii) higher market prices for recycling commodities and (iv) inflationary cost increases;
●	Selling, general and administrative expenses of $445 million, or 9.9% of revenues, compared with $377 million, or 10.6% of revenues, in the prior year period. The $68 million increase is primarily attributable to (i) higher incentive compensation costs; (ii) increased labor and support costs from our acquisition of Advanced Disposal and (iii) strategic investments in our digital platform. These cost increases were partially offset by a decrease in the provision for bad debts due to an overall improvement in customer account collections;
●	Income from operations was $791 million, or 17.7% of revenues, compared with $527 million, or 14.8% of revenues, in the prior year period. The improved earnings in the current year are driven by (i) strong operating results in our collection and disposal business; (ii) improved profitability in our recycling business and (iii) our proactive cost management efforts. The increase in income from operations was partially offset by higher depreciation and amortization expense, primarily due to the acquisition of Advanced Disposal;
●	Net income attributable to Waste Management, Inc. was $351 million, or $0.83 per diluted share, compared with $307 million, or $0.72 per diluted share, in the prior year period. The strong operating results discussed above, in addition to lower interest expense, drove an increase in earnings which was substantially offset in the current period by a $220 million loss on early extinguishment of debt related to the retirement of $1.3 billion of certain high-coupon senior notes through a cash tender offer;
●	Net cash provided by operating activities was $1,043 million compared with $856 million in the prior year period, driven by an increase in earnings, partially offset by net unfavorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures, primarily due to (i) higher income tax payments in the current quarter; (ii) a temporary deferral in the payment of payroll taxes in 2020 and (iii) the timing of cash tax benefits received in 2020 associated with federal alternative fuel tax credits; and
●	Free cash flow was $649 million compared with $423 million in the prior year period primarily driven by the increase in net cash provided by operating activities discussed above. The increase is also due to a reduction in capital expenditures due to timing differences as well as supply chain constraints in advancing current year projects. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our Areas. In the second quarter of 2021, we combined our Eastern and Western Canada Areas reducing the number of Areas we manage from 17 to 16. We also provide additional services that are not managed through our Solid Waste business, including operations managed by both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Commercial	$1,178	$928	$2,309	$1,991
Residential	794	657	1,576	1,307
Industrial	811	625	1,554	1,318
Other collection	135	115	251	227
Total collection	2,918	2,325	5,690	4,843
Landfill	1,075	874	1,990	1,761
Transfer	532	439	997	880
Recycling	397	275	739	529
Other (a)	513	409	990	839
Intercompany (b)	(959)	(761)	(1,818)	(1,562)
Total	$4,476	$3,561	$8,588	$7,290
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2021 vs. 2020				Period-to-Period Change for the Six Months Ended June 30, 2021 vs. 2020
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$118	3.7%			$211	3.2%
Recycling (c)	84	32.9			181	37.4
Fuel surcharges and mandated fees	46	44.3			37	15.4
Total average yield (d)			$248	7.0%			$429	5.9%
Volume			341	9.6			240	3.3
Internal revenue growth			589	16.6			669	9.2
Acquisitions			316	8.9			618	8.5
Divestitures			(11)	(0.3)			(21)	(0.3)
Foreign currency translation			21	0.5			32	0.4
Total			$915	25.7%			$1,298	17.8%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes the impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2021 vs. 2020		June 30, 2021 vs. 2020
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$37	4.2%	$68	3.6%
Industrial	35	5.8	57	4.5
Residential	29	4.7	56	4.5
Total collection	101	4.6	181	4.0
Landfill	10	1.7	17	1.5
Transfer	7	2.9	13	2.8
Total collection and disposal	$118	3.7%	$211	3.2%

Our overall strategic pricing efforts are focused on improving our average unit rate as well as recovering any inflationary cost increases. This strategy has been most successful in our collection line of business where we experienced average yield growth of 4.6% and 4.0% for the three and six months ended June 30, 2021, respectively. We are driving improvements in our residential line of business, aligning the price charged for services we provide to our customers with the costs to provide the services, which has increased our average yield 4.7% and 4.5% for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods. We are also continuing to see solid growth in our landfill and transfer businesses with our municipal solid waste business experiencing 2.8% and 2.7% average yield growth for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods.

Recycling — Improved profitability in our recycling business primarily from higher market prices for recycling commodities and volume recovery from facilities where we temporarily suspended operations during the pandemic resulted in revenue growth of $84 million and $181 million for the three months and six months ended June 30, 2021, respectively, as compared with the prior year periods. During the three and six months ended June 30, 2021, average market prices for recycling commodities at the Company’s facilities were approximately 75% and 90% higher, respectively, as compared to the prior year periods. We currently expect the year-over-year increase to continue for the remainder of 2021 as we see strong demand for recycled materials outpacing supply, driven by the growth in e-commerce, businesses re-opening, and manufacturers committing to use more recycled content in their packaging. We have also maintained our focus on converting to a fee-based pricing model that ensures fees paid by customers address the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, increased $46 million and $37 million for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Market prices for diesel fuel increased approximately 30% and 15% for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and six months ended June 30, 2021, as compared with the prior year periods.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) increased $341 million, or 9.6%, and $240 million, or 3.3%, for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods.

Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021 as more communities and businesses re-opened. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and construction and demolition and special waste volumes at our landfills. As we exited the second quarter of 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. Volumes in our recycling business are also up primarily due to the re-opening of facilities where we temporarily suspended operations during the pandemic. We continue to be optimistic about our volume recovery in 2021 as the economy continues to rebound and states and local jurisdictions continue re-opening. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volume results over the remainder of the year.

Acquisitions

Revenues increased $316 million, or 8.9%, and $618 million, or 8.5%, for the three and six months ended June 30, 2021, respectively, as compared with the prior year periods, primarily due to our acquisition of Advanced Disposal. The revenue increase due to the Advanced Disposal acquisition was principally in our collection and disposal lines of business.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Labor and related benefits	$791	17.7%	$636	17.9%	$1,537	17.9%	$1,325	18.2%
Transfer and disposal costs	298	6.7	267	7.5	572	6.7	545	7.5
Maintenance and repairs	395	8.8	303	8.5	769	8.9	638	8.8
Subcontractor costs	446	10.0	357	10.0	837	9.7	728	10.0
Cost of goods sold	211	4.7	140	3.9	392	4.6	258	3.5
Fuel	95	2.1	57	1.6	181	2.1	133	1.8
Disposal and franchise fees and taxes	177	3.9	144	4.0	333	3.9	289	4.0
Landfill operating costs	107	2.4	92	2.6	203	2.3	201	2.8
Risk management	81	1.8	62	1.7	154	1.8	131	1.8
Other	135	3.0	122	3.5	272	3.2	261	3.5
	$2,736	61.1%	$2,180	61.2%	$5,250	61.1%	$4,509	61.9%

Our operating expenses for the three and six months ended June 30, 2021 increased primarily due to volume increases and the acquisition of Advanced Disposal. During the second quarter of 2021, we began to see inflationary cost pressures as well as increased overtime from driver shortages that increased our operating costs. Although our costs increased, efforts to recover higher costs through price and the significant revenue increases in our high-margin businesses, which include our landfill and commercial and industrial collection businesses, resulted in a reduction of our overall operating expenses as a percentage of revenues when compared with the prior year periods. Additionally, our operating expenses as a percentage of revenues benefited from our focus on operating efficiency, continued efforts to control costs as volumes grow and our disciplined integration of Advanced Disposal which historically has generated lower margins.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) increased labor and support costs related to of our acquisition of Advanced Disposal; (ii) merit and proactive market wage adjustments to hire and retain talent; (iii) volume increases, particularly in our commercial and industrial collection businesses, which when combined with driver shortages in certain markets, increased overtime; (iv) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (v) higher incentive compensations costs.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by additional disposal costs as a result of our acquisition of Advanced Disposal, increased volume and inflationary cost increases from our third-party haulers.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) our acquisition of Advanced Disposal, including intentional investments in the fleet acquired to bring the trucks to WM standards; (ii) additional fleet maintenance driven by commercial and industrial volume increases; (iii) an increase in container repairs driven by volume increases and delays in normal-course capital expenditures for steel containers due to both steel costs and supply chain constraints and (iv) inflationary cost increases for parts, supplies and third-party services.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) the acquisition of Advanced Disposal; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business and (iii) inflationary cost increases from third-party haulers.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by increases in market prices for recycling commodities of approximately 75% and 90% during the three and six months ended June 30, 2021, respectively. Tons processed also increased from prior year primarily due to the re-opening of facilities where operations were temporarily suspended during the pandemic.

Fuel — The increase in fuel costs was primarily due to (i) increases of approximately 30% and 15% in market fuel prices during the three and six months ended June 30, 2021, respectively, as compared with the prior year periods; (ii) volume increases in our commercial and industrial collection businesses and (iii) the acquisition of Advanced Disposal.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes as compared with the prior year periods was primarily driven by landfill volume increases and additional costs attributable to our acquisition of Advanced Disposal.

Landfill Operating Costs — The increase in landfill operating costs for the three and six months ended June 30, 2021 was primarily due to volume increases and the Advanced Disposal acquisition. These increases were partially offset by lower leachate management costs primarily due to the cessation of certain transportation costs in our Tier 3 segment.

Additionally, the increase in landfill operating costs for the six months ended June 30, 2021 was partially offset by the impacts of changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In the first quarter of 2021, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense. Conversely, in the first quarter of 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense.

Risk Management — The increase in risk management costs was primarily due to our acquisition of Advanced Disposal, and to a lesser extent, unusually low claims during the second quarter of 2020 that we attribute to the COVID-19 driven decline in business activity.

Other — Other operating cost increases were due to our acquisition of Advanced Disposal, partially offset by a favorable litigation settlement in the second quarter of 2021 and asset sales.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Labor and related benefits	$297	6.6%	$228	6.4%	$594	6.9%	$474	6.5%
Professional fees	56	1.2	54	1.5	105	1.2	114	1.6
Provision for bad debts	7	0.2	22	0.6	17	0.2	36	0.5
Other	85	1.9	73	2.1	187	2.2	178	2.4
	$445	9.9%	$377	10.6%	$903	10.5%	$802	11.0%

Selling, general and administrative expenses have increased primarily due to (i) higher incentive compensation costs; (ii) increased labor and support costs related to our acquisition of Advanced Disposal and (iii) strategic investments in our digital platform. Although our costs increased, the significant revenue increases in our high-margin businesses, which include our landfill and commercial and industrial collection businesses, positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year periods.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) higher incentive compensation costs; (ii) additional headcount in connection with our acquisition of Advanced Disposal; (iii) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020; (iv) costs associated with our strategic investments in our digital platform and (v) annual merit increases for our employees.

Professional Fees — Professional fees increased primarily due to our strategic investments in our digital platform. For the six months ended June 30, 2021, these increases were partially offset by lower consulting, advisory and legal fees following the completion of the acquisition of Advanced Disposal in the fourth quarter of 2020.

Provision for Bad Debts — The decrease in provision for bad debts was primarily due to an overall improvement in customer account collections and decreased collection risk with certain customers.

Other — The increase in other expenses was primarily driven by costs associated with the acquisition of Advanced Disposal and increased digital costs. For the six months ended June 30, 2021, these increases were partially offset by reductions in telecommunications and travel and entertainment costs.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Depreciation of tangible property and equipment	$279	6.3%	$242	6.8%	$558	6.5%	$482	6.6%
Amortization of landfill airspace	184	4.1	148	4.1	341	4.0	286	3.9
Amortization of intangible assets	37	0.8	24	0.7	73	0.8	48	0.7
	$500	11.2%	$414	11.6%	$972	11.3%	$816	11.2%

The increase in depreciation of tangible property and equipment was primarily related to our acquisition of Advanced Disposal and investments in capital assets, including our fleet and facilities. The increase in amortization of landfill airspace was driven by (i) landfill volume increases from the continued economic recovery; (ii) our acquisition of Advanced Disposal and (iii) changes in landfill estimates. The increase in amortization of intangible assets is primarily driven by the amortization of acquired intangible assets related to the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the six months ended June 30, 2021, we recognized net charges of $17 million in the first quarter of 2021 consisting of (i) a $19 million charge pertaining to reserves for certain loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment. These charges were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

During the six months ended June 30, 2020, we recognized non-cash impairment charges of $61 million in the second quarter of 2020 primarily related to the following:

Energy Services Asset Impairments — During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 2 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 2 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020.

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

Income from Operations

In the second quarter of 2021, we combined our Eastern and Western Canada Areas reducing the number of Areas we manage from 17 to 16, and realigned our Solid Waste tiers. Reclassifications have been made to our prior period condensed consolidated financial information to conform to the current year presentation.

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2021	2020	Change		2021	2020	Change
Solid Waste:
Tier 1	$350	$270	$80	29.6%	$657	$558	$99	17.7%
Tier 2	331	208	123	59.1	622	477	145	30.4
Tier 3	375	244	131	53.7	695	532	163	30.6
Solid Waste	1,056	722	334	46.3	1,974	1,567	407	26.0
Other (a)	4	(10)	14	*	22	(35)	57	*
Corporate and Other (b)	(269)	(185)	(84)	45.4	(555)	(432)	(123)	28.5
Total	$791	$527	$264	50.1%	$1,441	$1,100	$341	31.0%
Percentage of revenues	17.7%	14.8%			16.8%	15.1%

*Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) our WMSBS business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our EES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2021, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased significantly primarily due to (i) revenue growth in our collection and disposal businesses driven by both volume and yield; (ii) improved profitability in our recycling business from higher market prices for recycling commodities, volume recovery from facilities where we temporarily suspended operations during the pandemic and improved costs at facilities where we have made investments in enhanced technology and equipment; (iii) a decrease in the provision for bad debts and (iv) the continuation of our proactive cost management efforts as volumes increased. These increases were partially offset by (i) higher incentive compensation costs; (ii) inflationary cost pressures and (iii) increased overtime driven by increased volumes and driver shortages. Additionally, the prior year periods were impacted by non-cash impairment charges, as further discussed below. The positive earnings contributions of Advanced Disposal were offset by elevated depreciation and amortization of acquired assets.

During the second quarter of 2020, income from operations was impacted by $61 million of non-cash impairments consisting of (i) $41 million of non-cash asset impairment charges in our Tier 2 segment primarily related to two landfills and an oil field waste injection facility and (ii) a $20 million non-cash impairment charge in our Tier 3 segment related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

●	Other — The increase in income from operations was primarily driven by (i) increased market values for renewable energy credits generated by our WM Renewable Energy business; (ii) increased revenues for our WMSBS business as a result of new contracts, improved pricing and increased customer activity and (iii) higher market prices for commodities benefiting our recycling brokerage services. The increase in income from operations for the six months ended June 30, 2021, as compared with the prior year period, was also due to a gain from the divestitures of certain ancillary operations during the first quarter of 2021.
●	Corporate and Other — The increase in these costs was driven by (i) higher incentive compensation costs; (ii) strategic investments in our digital platform; (iii) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (iv) increased labor and support costs from our acquisition of Advanced Disposal. The six months ended June 30, 2021, as compared with the prior year period, was further impacted by a charge pertaining to reserves for certain loss contingencies during the first quarter of 2021, as well as changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021.

Interest Expense, Net

Our interest expense, net was $98 million and $195 million for the three and six months ended June 30, 2021, respectively, compared to $119 million and $231 million for the three and six months ended June 30, 2020, respectively. The decreases are primarily due to certain refinancing activities, including (i) the redemption of $3.0 billion of senior notes in July 2020 and the issuance of $2.5 billion of senior notes in November 2020 at lower rates and (ii) the retirement of $1.3 billion of certain high-coupon senior notes and issuance of $950 million of lower coupon senior notes in May 2021, as discussed further below. The decreases were partially offset by decreases in interest income as a result of lower cash and cash equivalents balances in 2021.

Loss on Early Extinguishment of Debt

In May 2021, WM issued $950 million of senior notes, which are discussed further below in Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations. Concurrently, we used the net proceeds from the newly issued senior notes of $942 million and available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The loss on early extinguishment of debt for the three and six months ended June 30, 2021 includes $220 million of charges related to these tender offer, including cash paid of $211 million related to premiums and other third-party costs, and $9 million primarily related to unamortized discounts and debt issuance costs. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to these transactions.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $11 million and $20 million for the three and six months ended June 30, 2021, respectively, compared to $14 million and $40 million for the three months and six months ended June 30, 2020, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. During the three months ended March 31, 2020, the entity that held and managed our ownership interest in a refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time. Refer to Note 4 to the Condensed Consolidated Financial Statements.

Other, Net

During the second quarter of 2021, we recognized an $8 million loss upon settlement of a reverse Treasury rate lock associated with the refinancing of certain senior notes as discussed above in Loss on Early Extinguishment of Debt.

Income Tax Expense

Our income tax expense was $105 million and $229 million for the three and six months ended June 30, 2021, respectively, compared to $88 million and $162 million for the three and six months ended June 30, 2020, respectively. Our effective income tax rate was 22.9% and 22.8% for the three and six months ended June 30, 2021, respectively, compared to 22.2% and 19.5% for the three and six months ended June 30, 2020, respectively.

The increase in our income tax expense and effective income tax rate when comparing the three and six months ended June 30, 2021 with the prior year period was due to (i) an increase in pre-tax income in 2021; (ii) a decrease in the benefits realized on tax audit settlements and (iii) lower federal tax credits. The increase in our income tax expense and effective tax rate for the six months ended June 30, 2021 as compared with the prior year period was also impacted by (i) a decrease in excess tax benefits associated with equity-based compensation and (ii) favorable adjustments to accruals and related deferred taxes recorded in 2020.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$148	$553
Restricted trust and escrow accounts:
Insurance reserves	$384	$306
Final capping, closure, post-closure and environmental remediation funds	117	114
Tax-exempt bond funds	20	—
Other	—	2
Total restricted trust and escrow accounts (a)	$521	$422
Debt:
Current portion	$361	$551
Long-term portion	12,883	13,259
Total debt	$13,244	$13,810
(a)	As of June 30, 2021 and December 31, 2020, $75 million of these account balances was included in other current assets in our Condensed Consolidated Balance Sheets.

As of June 30, 2021 we had $2.9 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program; (ii) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities and (iii) $212 million of other debt with scheduled maturities within the next 12 months, including $103 million of tax-exempt bonds. As of June 30, 2021, we have classified $2.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $361 million of debt maturing in the next 12 months is classified as current obligations.

In May 2021, WM issued $950 million of senior notes consisting of $475 million of 2.00% senior notes due June 1, 2029 and $475 million of 2.95% senior notes due June 15, 2041. The net proceeds from these debt issuances were $942 million, all of which were used along with available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $211 million of related premiums and other third-party costs, which are classified as loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations, and $15 million of accrued interest.

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

	June 30,	December 31,
	2021	2020
Balance Sheet Information:
Current assets	$5	$481
Noncurrent assets	14	14
Current liabilities	249	446
Noncurrent liabilities:
Advances due to affiliates	17,782	16,505
Other noncurrent liabilities	10,837	11,202

Six Months Ended
June 30, 2021
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	295

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$2,163	$1,621
Net cash used in investing activities	$(708)	$(918)
Net cash used in financing activities	$(1,810)	$(1,575)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $542 million as compared with the prior year period, as a result of (i) an increase in earnings primarily attributable to our collection, disposal and recycling lines of business; (ii) favorable changes in our working capital, net of effects of acquisitions and divestitures; (iii) the acquisition of Advanced Disposal and (iv) lower annual incentive compensation payments in the current year. Our working capital was favorably impacted by the timing of cash payments for our capital expenditures and an improvement in our days sales outstanding. These favorable impacts were partially offset by (i) higher income tax payments in the current year period; (ii) the timing of cash tax benefits received in 2020 associated with federal alternative fuel tax credits and (iii) timing differences in the payment of payroll taxes due to a temporary deferral taken in 2020 as provided for by the Coronavirus Aid, Relief and Economic Security Act.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2021 and 2020 are summarized below:

●	Capital Expenditures — We used $666 million and $895 million for capital expenditures during the six months ended June 30, 2021 and 2020, respectively. The decrease in capital spending was primarily driven by timing differences in our fleet purchases as well as supply chain constraints in advancing current year projects. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2021 and 2020, we used $56 million and $33 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2021 and 2020 are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt for the six months ended June 30 (in millions):

	2021	2020
Borrowings:
Commercial paper (a)	$640	$—
Senior notes	942	—
Tax-exempt bonds	125	—
Other debt	—	—
	$1,707	$—
Repayments:
Commercial paper (a)	$(954)	$—
Senior notes	(1,289)	(600)
Tax-exempt bonds	(24)	(52)
Other debt	(59)	(53)
	$(2,326)	$(705)
Net cash repayments	$(619)	$(705)
(a)	Beginning in the second quarter of 2021 we reported these cash flows on a gross basis.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During the six months ended June 30, 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon senior notes. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of this debt transaction.
●	Common Stock Repurchase Program — During the six months ended June 30, 2021, we repurchased $500 million of our common stock pursuant to two accelerated share repurchase (“ASR”) agreements, as discussed further in Note 11 to the Condensed Consolidated Financial Statements. We expect to repurchase the full amount of our remaining authorization of $850 million of common stock during the second half of 2021. During the six months ended June 30, 2020, we repurchased $402 million of our common stock, which included $313 million related to a February 2020 ASR agreement and $89 million in open market transactions.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $489 million and $466 million during the six months ended June 30, 2021 and 2020, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.545 in 2020 to $0.575 in 2021 which was offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

Free Cash Flow

We are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses and other assets, net of cash divested. We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace net cash provided by operating activities, which is the most comparable GAAP measure. We believe free cash flow gives investors useful insight into how we view our liquidity, but the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$1,043	$856	$2,163	$1,621
Capital expenditures	(396)	(436)	(666)	(895)
Proceeds from divestitures of businesses and other assets, net of cash divested	2	3	17	15
Free cash flow	$649	$423	$1,514	$741

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly impact the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2021 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2021. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2021 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs
April 1 — 30	—	$—	—	$1.1 billion
May 1 — 31	1.6	$139.60	1.6	$850 million
June 1 — 30	—	$—	—	$850 million
Total	1.6	$139.60	1.6
(a)	The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the accelerated share repurchase (“ASR”) agreement executed in February 2021 and the initial weighted average price per share paid for the ASR agreement executed in May 2021 which remained open as of June 30, 2021.

In February 2021, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.8 million shares based on a stock price of $110.56. The ASR agreement completed in the second quarter of 2021, at which time we received 0.2 million additional shares based on a final weighted average price of $126.83.

In May 2021, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $141.42. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in July 2021.

As of June 30, 2021, the Company has authorization for $850 million of future share repurchases. We expect to repurchase the full amount of our remaining authorization during the second half of 2021. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 2.00% Senior Notes due 2029.

4.2*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 2.95% Senior Notes due 2041.

4.3*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 2.00% Senior Notes due 2029.

4.4*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 2.95% Senior Notes due 2041.

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 27, 2021