Form 10-Q
period 2021-09-30
WASTE MANAGEMENT INC
filed 2021-10-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 21, 2021 was 418,316,357 (excluding treasury shares of 211,966,104).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116	$553
Accounts receivable, net of allowance for doubtful accounts of $27 and $33, respectively	2,323	2,097
Other receivables, net of allowance for doubtful accounts of $8 and $7, respectively	346	527
Parts and supplies	132	124
Other assets	267	239
Total current assets	3,184	3,540
Property and equipment, net of accumulated depreciation and amortization of $20,351 and $19,337, respectively	14,083	14,148
Goodwill	9,006	8,994
Other intangible assets, net	919	1,024
Restricted trust and escrow accounts	370	347
Investments in unconsolidated entities	402	426
Other assets	877	866
Total assets	$28,841	$29,345
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,466	$1,121
Accrued liabilities	1,473	1,342
Deferred revenues	562	539
Current portion of long-term debt	601	551
Total current liabilities	4,102	3,553
Long-term debt, less current portion	12,446	13,259
Deferred income taxes	1,708	1,806
Landfill and environmental remediation liabilities	2,345	2,222
Other liabilities	1,066	1,051
Total liabilities	21,667	21,891
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,111	5,129
Retained earnings	11,740	11,159
Accumulated other comprehensive income (loss)	12	39
Treasury stock at cost, 211,996,311 and 207,480,827 shares, respectively	(9,697)	(8,881)
Total Waste Management, Inc. stockholders’ equity	7,172	7,452
Noncontrolling interests	2	2
Total equity	7,174	7,454
Total liabilities and equity	$28,841	$29,345

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues	$4,665	$3,861	$13,253	$11,151
Costs and expenses:
Operating	2,906	2,332	8,156	6,841
Selling, general and administrative	469	416	1,372	1,218
Depreciation and amortization	517	419	1,489	1,235
Restructuring	1	7	6	9
(Gain) loss from divestitures, asset impairments and unusual items, net	(34)	7	(17)	68
	3,859	3,181	11,006	9,371
Income from operations	806	680	2,247	1,780
Other income (expense):
Interest expense, net	(87)	(97)	(282)	(328)
Loss on early extinguishment of debt	—	(52)	(220)	(52)
Equity in net losses of unconsolidated entities	(14)	(16)	(34)	(56)
Other, net	1	1	(4)	2
	(100)	(164)	(540)	(434)
Income before income taxes	706	516	1,707	1,346
Income tax expense	167	126	396	288
Consolidated net income	539	390	1,311	1,058
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	—
Net income attributable to Waste Management, Inc.	$538	$390	$1,310	$1,058
Basic earnings per common share	$1.28	$0.92	$3.11	$2.50
Diluted earnings per common share	$1.28	$0.92	$3.09	$2.49

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net income	$539	$390	$1,311	$1,058
Other comprehensive income (loss), net of tax:
Derivative instruments, net	1	4	8	9
Available-for-sale securities, net	(1)	2	(3)	7
Foreign currency translation adjustments	(57)	19	(31)	(23)
Post-retirement benefit obligations, net	(1)	—	(1)	(1)
Other comprehensive income (loss), net of tax	(58)	25	(27)	(8)
Comprehensive income	481	415	1,284	1,050
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1	—
Comprehensive income attributable to Waste Management, Inc.	$480	$415	$1,283	$1,050

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$1,311	$1,058
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,489	1,235
Deferred income tax (benefit) expense	(91)	61
Interest accretion on landfill and environmental remediation liabilities	82	75
Provision for bad debts	28	40
Equity-based compensation expense	81	74
Net gain on disposal of assets	(16)	(10)
(Gain) loss from divestitures, asset impairments and other, net	(17)	76
Equity in net losses of unconsolidated entities, net of dividends	36	48
Loss on early extinguishment of debt	220	52
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(56)	76
Other current assets	(35)	(47)
Other assets	32	41
Accounts payable and accrued liabilities	389	(62)
Deferred revenues and other liabilities	(106)	(67)
Net cash provided by operating activities	3,347	2,650
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(11)	(3)
Capital expenditures	(1,130)	(1,238)
Proceeds from divestitures of businesses and other assets, net of cash divested	70	20
Other, net	(35)	(20)
Net cash used in investing activities	(1,106)	(1,241)
Cash flows from financing activities:
New borrowings	6,428	2,650
Debt repayments	(7,237)	(5,764)
Premiums and other paid on early extinguishment of debt	(211)	(30)
Common stock repurchase program	(1,000)	(402)
Cash dividends	(730)	(696)
Exercise of common stock options	60	49
Tax payments associated with equity-based compensation transactions	(28)	(34)
Other, net	32	(17)
Net cash used in financing activities	(2,686)	(4,244)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	1
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(443)	(2,834)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	648	3,647
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$205	$813

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$116	$703
Restricted cash and cash equivalents included in other current assets	16	42
Restricted cash and cash equivalents included in restricted trust and escrow accounts	73	68
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$205	$813

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended September 30:
2021
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2
Consolidated net income	539	—	—	—	538	—	—	—	1
Other comprehensive income (loss), net of tax	(58)	—	—	—	—	(58)	—	—	—
Cash dividends declared of $0.575 per common share	(241)	—	—	—	(241)	—	—	—	—
Equity-based compensation transactions, net	81	—	—	57	(1)	—	558	25	—
Common stock repurchase program	(500)	—	—	(50)	—	—	(3,087)	(450)	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, September 30, 2021	$7,174	630,282	$6	$5,111	$11,740	$12	(211,996)	$(9,697)	$2

2020
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2
Consolidated net income	390	—	—	—	390	—	—	—	—
Other comprehensive income (loss), net of tax	25	—	—	—	—	25	—	—	—
Cash dividends declared of $0.545 per common share	(230)	—	—	—	(230)	—	—	—	—
Equity-based compensation transactions, net	80	—	—	64	(2)	—	422	18	—
Common stock repurchase program	—	—	—	—	—	—	—	—	—
Other, net	(1)	—	—	—	(1)	—	1	—	—
Balance, September 30, 2020	$7,157	630,282	$6	$5,104	$10,952	$(16)	(207,695)	$(8,891)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Nine Months Ended September 30:
2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	1,311	—	—	—	1,310	—	—	—	1
Other comprehensive income (loss), net of tax	(27)	—	—	—	—	(27)	—	—	—
Cash dividends declared of $1.725 per common share	(730)	—	—	—	(730)	—	—	—	—
Equity-based compensation transactions, net	167	—	—	82	1	—	1,957	84	—
Common stock repurchase program	(1,000)	—	—	(100)	—	—	(6,472)	(900)	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, September 30, 2021	$7,174	630,282	$6	$5,111	$11,740	$12	(211,996)	$(9,697)	$2

2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	1,058	—	—	—	1,058	—	—	—	—
Other comprehensive income (loss), net of tax	(8)	—	—	—	—	(8)	—	—	—
Cash dividends declared of $1.635 per common share	(696)	—	—	—	(696)	—	—	—	—
Equity-based compensation transactions, net	138	—	—	55	1	—	1,945	82	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	(1)	—	—	—	(1)	—	3	—	—
Balance, September 30, 2020	$7,157	630,282	$6	$5,104	$10,952	$(16)	(207,695)	$(8,891)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, we had $172 million and $159 million, respectively, of deferred contract costs, of which $122 million and $118 million, respectively, were related to deferred sales incentives. During each of the three- and nine-month periods ended September 30, 2021 and 2020, we amortized $6 million and $17 million, respectively, of sales incentives to selling, general and administrative expense.

Leases

Amounts for our operating lease right-of-use assets are recorded in long-term other assets in our Condensed Consolidated Balance Sheets. The current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Right-of-use assets obtained in exchange for lease obligations for our operating leases for the nine months ended September 30, 2021 and 2020 were $57 million and $80 million, respectively. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2021			December 31, 2020
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$135	$26	$161	$138	$26	$164
Long-term	2,155	190	2,345	2,018	204	2,222
	$2,290	$216	$2,506	$2,156	$230	$2,386

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2021 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2020	$2,156	$230
Obligations incurred and capitalized	88	—
Obligations settled	(72)	(14)
Interest accretion	80	2
Revisions in estimates and interest rate assumptions (a)	27	(2)
Acquisitions, divestitures and other adjustments (b)	11	—
September 30, 2021	$2,290	$216
(a)	The amount reported for our landfill liabilities includes an increase of $15 million due to a business decision to accelerate the closure timing of a landfill in our Tier 3 segment, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities.
(b)	The amount reported for our landfill liabilities includes an increase of $13 million related to changes in the preliminary fair values assigned to certain acquired Advanced Disposal sites.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2021:

	September 30,	December 31,
	2021	2020
Commercial paper program (weighted average interest rate of 0.3% as of September 30, 2021 and 0.4% as of December 31, 2020)	$1,380	$1,814
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.1% as of September 30, 2021 and 3.3% as of December 31, 2020)	8,126	8,465
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	394	393
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.1% to 4.3% (weighted average interest rate of 1.5% as of September 30, 2021 and 1.7% as of December 31, 2020)	2,633	2,571
Financing leases and other, maturing through 2085, weighted average interest rate of 4.7% as of September 30, 2021 and 4.6% as of December 31, 2020 (a)	595	652
Debt issuance costs, discounts and other	(81)	(85)
	13,047	13,810
Current portion of long-term debt	601	551
	$12,446	$13,259
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of September 30, 2021, we had $2.8 billion of debt maturing within the next 12 months, including (i) $1.4 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $745 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.90% senior notes that mature in September 2022 and (iv) $168 million of other debt with scheduled maturities within the next 12 months, including $64 million of tax-exempt bonds. As of September 30, 2021, we have classified $2.2 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $601 million of debt maturing in the next 12 months is classified as current obligations.

As of September 30, 2021, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of September 30, 2021, we had no outstanding borrowings under this facility. We had $167 million of letters of credit issued and $1.4 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.9 billion as of September 30, 2021. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2021, we had $1.4 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of September 30, 2021, we had utilized $720 million of other uncommitted letter of credit lines with terms maturing through April 2023.

Debt Borrowings and Repayments

Commercial Paper Program — During the nine months ended September 30, 2021, we made cash repayments of $5.8 billion, which were partially offset by $5.4 billion of cash borrowings (net of related discount on issuance).

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2021, we recognized a $220 million loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations related to the tender offer, including $211 million of premiums and other third-party costs and $9 million primarily related to unamortized discounts and debt issuance costs. We also recognized $6 million of charges to interest expense for the write-off of cash flow hedges associated with the tendered notes, which was previously being amortized to interest expense through the notes’ stated maturities. The following table summarizes the principal amount of senior notes redeemed within each series in order of acceptance priority level (in millions):

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

Tax-Exempt Bonds — We issued $125 million of new tax-exempt bonds in 2021. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility and material recovery facility construction and development. Additionally, during the nine months ended September 30, 2021, we repaid $63 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease during the nine months ended September 30, 2021 is due to $87 million of cash repayments of debt at maturity, partially offset by an increase of $30 million primarily associated with non-cash financing leases.

4.    Income Taxes

Our effective income tax rate was 23.7% and 23.2% for the three and nine months ended September 30, 2021, respectively, compared with 24.5% and 21.4% for the three and nine months ended September 30, 2020, respectively.

The decrease in our effective income tax rate when comparing the three months ended September 30, 2021 with the prior year period was due to the detrimental impact of non-deductible transaction costs incurred during the prior year period related to our acquisition of Advanced Disposal which did not reoccur in the current period. The decrease was partially offset by a net nominal increase in our effective income tax rate during the current year period resulting from a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations in 2021 which was not taxable and unfavorable adjustments to accruals and related deferred taxes primarily due to a change from our initial expectations of the tax effects of the Advanced Disposal acquisition and related divestitures.

The increase in our effective income tax rate for the nine-month period ended September 30, 2021 as compared with the prior year period was due to (i) lower federal tax credits in 2021; (ii) unfavorable adjustments to accruals and related deferred taxes discussed above and (iii) a decrease in excess tax benefits associated with equity-based compensation in the current year period, partially offset by a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in 2021 which was not taxable. In addition, our effective income tax rate in 2020 included the detrimental impact of non-deductible transaction costs related to closing the acquisition of Advanced Disposal in 2020.

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

During the three and nine months ended September 30, 2021, we recognized $15 million and $36 million, respectively, of net losses for these investments. We also recognized a reduction in our income tax expense for the three and nine months ended September 30, 2021 of $21 million and $53 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and nine months ended September 30, 2021, we recognized interest expense of $2 million and $7 million, respectively, associated with our investments in low-income housing properties.

During the three and nine months ended September 30, 2020, we recognized $16 million and $59 million, respectively, (including the $7 million impairment of the refined coal facility noted above for the nine-month period) of net losses for these investments. We also recognized a reduction in our income tax expense for the three and nine months ended September 30, 2020 of $24 million and $65 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and nine months ended September 30, 2020, we recognized interest expense of $3 million and $9 million, respectively, associated with our investments in low-income housing properties.

See Note 13 for additional information related to these unconsolidated variable interest entities.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to accruals and related deferred taxes increased our income tax expense by $10 million for the three and nine months ended September 30, 2021. The unfavorable adjustments to accruals and related deferred taxes are primarily due to a change from our initial expectations of the tax effects of the Advanced Disposal acquisition and related divestitures. During the three and nine months ended September 30, 2020, adjustments to accruals and related deferred taxes impacted our income tax expense with a nominal increase and a $6 million decrease, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation — During the three and nine months ended September 30, 2021, we recognized a reduction in income tax expense of $5 million and $16 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $2 million and $25 million, respectively, for the comparable prior year periods.

Tax Implications of Divestitures – During the third quarter of 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which caused a beneficial impact to our effective income tax rate for the three and nine months ended September 30, 2021.

Non-Deductible Transaction Costs — During the three months ended September 30, 2020, we recognized the detrimental tax impact of $19 million of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Number of common shares outstanding at end of period	418.3	422.6	418.3	422.6
Effect of using weighted average common shares outstanding	1.2	0.1	3.0	0.5
Weighted average basic common shares outstanding	419.5	422.7	421.3	423.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	1.9	2.3	1.9
Weighted average diluted common shares outstanding	422.0	424.6	423.6	425.0
Potentially issuable shares	5.8	6.3	5.8	6.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.6	1.3	0.6	1.7

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

As of September 30, 2021, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher than the $216 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2021. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2021, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of September 30, 2021 and December 31, 2020, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $53 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017, 2020 and 2021 tax years and expect these audits to be completed within the next 18 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Three Months Ended September 30:
2021
Solid Waste:
Tier 1	$1,249	$(233)	$1,016	$357
Tier 2	1,533	(327)	1,206	338
Tier 3	2,054	(390)	1,664	392
Solid Waste (a)	4,836	(950)	3,886	1,087
Other (b)	807	(28)	779	9
	5,643	(978)	4,665	1,096
Corporate and Other (c)	—	—	—	(290)
Total	$5,643	$(978)	$4,665	$806

2020
Solid Waste:
Tier 1	$1,055	$(194)	$861	$314
Tier 2	1,276	(274)	1,002	307
Tier 3	1,746	(340)	1,406	323
Solid Waste (a)	4,077	(808)	3,269	944
Other (b)	615	(23)	592	(7)
	4,692	(831)	3,861	937
Corporate and Other (c)	—	—	—	(257)
Total	$4,692	$(831)	$3,861	$680

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Nine Months Ended September 30:
2021
Solid Waste:
Tier 1	$3,551	$(662)	$2,889	$1,014
Tier 2	4,423	(952)	3,471	960
Tier 3	5,874	(1,099)	4,775	1,087
Solid Waste (a)	13,848	(2,713)	11,135	3,061
Other (b)	2,201	(83)	2,118	31
	16,049	(2,796)	13,253	3,092
Corporate and Other (c)	—	—	—	(845)
Total	$16,049	$(2,796)	$13,253	$2,247

2020
Solid Waste:
Tier 1	$3,054	$(554)	$2,500	$872
Tier 2	3,726	(791)	2,935	784
Tier 3	5,041	(971)	4,070	855
Solid Waste (a)	11,821	(2,316)	9,505	2,511
Other (b)	1,723	(77)	1,646	(42)
	13,544	(2,393)	11,151	2,469
Corporate and Other (c)	—	—	—	(689)
Total	$13,544	$(2,393)	$11,151	$1,780
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

The increase in income from operations across the Tiers for the three and nine months ended September 30, 2021, as compared to the prior year periods, was primarily due to (i) revenue growth in our collection and disposal businesses driven by both volume and yield; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our Tier 3 segment during the third quarter of 2021. The nine months ended September 30, 2021 also benefited from a reduction in the provision for bad debts because these expenses were higher during the nine months ended September 30, 2020 due to the impacts of the pandemic on our outlook for customer receipts. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and accelerated overtime due to driver shortages and volume growth; (ii) inflationary cost pressures; (iii) higher incentive compensation costs and (iv) a landfill amortization charge in our Tier 3 segment due to management’s decision to close a landfill earlier than expected.

Additionally, the prior year periods were impacted by non-cash impairment charges, as further discussed below. The positive earnings contributions of Advanced Disposal were offset by elevated depreciation and amortization of acquired assets.

During the nine months ended September 30, 2020, income from operations was impacted by $61 million of non-cash impairments consisting of (i) $41 million of non-cash asset impairment charges in our Tier 2 segment primarily related to two landfills and an oil field waste injection facility and (ii) a $20 million non-cash impairment charge in our Tier 3

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment related to management’s decision during the second quarter of 2020 to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) business and not included in the operations of our reportable segments; (iv) our recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The increase in income from operations was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business. The increase in income from operations for the nine months ended September 30, 2021, as compared with the prior year period, was also due to a gain from the divestitures of certain ancillary operations during the first quarter of 2021.

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

These costs have increased during the three and nine months ended September 30, 2021 due to (i) increased labor, support and integration costs from our acquisition of Advanced Disposal; (ii) strategic investments in our digital platform; (iii) higher incentive compensation costs and (iv) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020. The nine months ended September 30, 2021, as compared with the prior year period, was further impacted by a charge pertaining to reserves for certain loss contingencies during 2021, as well as changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021. These increases were partially offset by lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in the fourth quarter of 2020.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial	$1,214	$1,025	$3,523	$3,016
Residential	795	662	2,371	1,969
Industrial	829	709	2,383	2,027
Other collection	140	120	391	347
Total collection	2,978	2,516	8,668	7,359
Landfill	1,100	946	3,090	2,707
Transfer	550	482	1,547	1,362
Recycling	464	290	1,203	819
Other (a)	551	458	1,541	1,297
Intercompany (b)	(978)	(831)	(2,796)	(2,393)
Total	$4,665	$3,861	$13,253	$11,151
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior year period operating results were negatively impacted by COVID-19, as volume declines began in March 2020 in our landfill, industrial and commercial collection businesses due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to September 30, 2021 (in millions):

	October 30, 2020	Adjustments	September 30, 2021
Accounts and other receivables	$159	$1	$160
Parts and supplies	8	(1)	7
Other current assets	17	(1)	16
Assets held for sale (a)	1,022	—	1,022
Property and equipment	1,278	(10)	1,268
Goodwill	2,470	25	2,495
Other intangible assets	604	(3)	601
Investments in unconsolidated entities	9	—	9
Other assets	27	(2)	25
Accounts payable	(107)	—	(107)
Accrued liabilities	(155)	(3)	(158)
Deferred revenues	(19)	—	(19)
Current portion of long-term debt	(12)	—	(12)
Liabilities held for sale (a)	(234)	—	(234)
Long-term debt, less current portion (b)	(441)	—	(441)
Landfill and environmental remediation liabilities	(242)	(13)	(255)
Deferred income taxes	(223)	9	(214)
Other liabilities	(79)	(2)	(81)
Total purchase price	$4,082	$—	$4,082
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

The preliminary allocation of $601 million as of September 30, 2021 for other intangibles includes $572 million for customer relationships with an amortization period of 15 years and $29 million of other intangibles with a weighted average amortization period of seven years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Divestitures, Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2021, we recognized net gains of $17 million consisting of (i) a $35 million pre-tax gain in the third quarter of 2021 from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our Tier 3 segment and (ii) an $8 million gain in the first quarter of 2021 from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

During the nine months ended September 30, 2020, we recognized non-cash impairment charges of $68 million primarily related to the following:

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

Equity in Net Losses of Unconsolidated Entities

During the first quarter of 2020, we recorded a non-cash impairment charge of $7 million related to our investment in a refined coal facility which is discussed further in Note 4. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3). The remaining losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. Refer to Note 4 for additional information related to these investments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments(a)	Obligations	Total
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(1), $0 and $0, respectively	—	(3)	4	—	1
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	(35)	(1)	(28)
Net current period other comprehensive income (loss)	8	(3)	(31)	(1)	(27)
Balance, September 30, 2021	$(1)	$46	$(32)	$(1)	$12

(a)	As a result of the divestiture of certain non-strategic Canadian operations in the third quarter of 2021, we reclassified $35 million of cumulative translation adjustments from accumulated other comprehensive income to gain from divestitures, asset impairments and unusual items within our Condensed Consolidated Statement of Operations.

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

In May 2021, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $141.42. The ASR agreement completed in the third quarter of 2021, at which time we received 0.4 million additional shares based on a final weighted average price of $140.04.

In August 2021, we entered into an ASR agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million cash and received 2.7 million shares based on a stock price of $147.27. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in November 2021.

As of September 30, 2021, the Company has authorization for $350 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2021	2020
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds (a)	$48	$530
Equity securities	16	—
Significant other observable inputs (Level 2):
Available-for-sale securities (b)	413	390
Significant unobservable inputs (Level 3):
Redeemable preferred stock (c)	49	49
Total Assets	$526	$969
(a)	The decrease is primarily due to the use of available cash to retire certain high-coupon senior notes in May 2021, which is discussed further in Note 3.
(b)	Our available-for-sale securities primarily relate to debt securities with maturities over the next nine years.
(c)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Advanced Disposal. See Note 9 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of September 30, 2021 and December 31, 2020, the carrying value of our debt was $13.0 billion and $13.8 billion, respectively. The estimated fair value of our debt was approximately $13.8 billion and $15.2 billion as of September 30, 2021 and December 31, 2020, respectively. The decrease in the fair value of debt is primarily related to net repayments of $809 million during 2021 and the replacement of debt balances with a relatively high fair value to carrying value ratio with new debt with a fair value that approximates carrying value (refer to Note 3 for additional information) and increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2021 and December 31, 2020. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $193 million and $228 million as of September 30, 2021 and December 31, 2020, respectively. The debt balance related to our investments in low-income housing properties was $169 million and $210 million as of September 30, 2021 and December 31, 2020, respectively.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $107 million and $106 million as of September 30, 2021 and December 31, 2020, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $117 million and $114 million as of September 30, 2021 and December 31, 2020, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate acquisitions; failure to obtain the results anticipated from acquisitions; failure to successfully integrate the acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), realize anticipated synergies or obtain other results anticipated from such acquisition; environmental and other regulations, including developments related to emerging contaminants, gas emissions and renewable fuel; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits; failure to attract, hire and retain key team members and a high quality workforce; labor disruptions and workforce-related regulations; significant storms and destructive climate events; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption and service reductions; macroeconomic pressures and market disruption resulting in labor, supply chain and transportation constraints and inflationary cost pressure; increased competition; pricing actions; commodity price fluctuations; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; weakness in general economic conditions and capital markets; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A. Risk Factors, included in this quarterly report on Form 10-Q for the quarter ended September 30, 2021. The Company continues to be optimistic about volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery, including workforce regulation and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could have an unanticipated adverse impact on our business. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity or natural gas. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we published our 2021 Sustainability Report, which details our people-first commitment to help make the communities in which we live and work safe, resilient and sustainable. The information in this report can be found at https://sustainability.wm.com but does not constitute a part of, and is not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Acquisition of Advanced Disposal

On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the $3.0 billion, 364-day, U.S. revolver and terminated the facility. As a result of the acquisition we recorded $4.1 billion of net assets including $2.5 billion of goodwill as of December 31, 2020. Post-closing adjustments to our preliminary purchase price allocation have not been material. See Note 8 to the Condensed Consolidated Financial Statements for more information. During 2021, we have made significant progress on our integration of Advanced Disposal. The focus of these efforts has been to ensure that we continue to provide uninterrupted service to our customers through the integration of certain customer facing and back office digital platforms.

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

The impacts of COVID-19 on the global economy increased rapidly during the second quarter of 2020, affecting our business in most geographies and across a variety of our customer types. Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021, and continued into the third quarter of 2021 with minimal impact from the resurgence in transmission of COVID-19 as communities and businesses remained open. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and construction and demolition and special waste volumes at our landfills. As we completed the third quarter of 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. We continue to be optimistic about our volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery, including workforce regulation and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volumes and costs in the future.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. As North America’s leading provider of comprehensive waste management environmental services, sustainability and environmental stewardship is embedded in all that we do. We have enabled a people-first, technology-led focus to drive our mission, that we are Always Working for a Sustainable Tomorrow. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, enhancements to our digital platform, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to evaluate emerging diversion technologies that may generate additional value and related market dynamics, we are improving existing diversion technologies, such as our recycling operations.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As the leading environmental services provider in North America, we have a responsibility to take big, bold steps that catalyze positive change – change that impacts our Company and beyond. Our sustainability agenda includes expanding recycling and focuses on meeting or exceeding specific 2025 and 2038 sustainability goals around people, customers, the environment, and community, which align around eight of the United Nations Sustainable Development Goals.

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate dramatically by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. We must dynamically manage our cost structure in response to volume and cost inflation.

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

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic, have intensified during the third quarter of 2021. The constrained labor market has resulted in increased cost and operational challenges servicing customers. The COVID-19 pandemic and the constrained labor market have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. We are currently experiencing margin pressures from rising commodities prices, particularly in our recycling brokerage services, and are being impacted by labor cost pressures resulting from limitations on labor availability, including increased wages, increased overtime and training hours driven by frontline employee turnover and increased volume. As costs increase, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With increased pressure from the strong economic recovery, particularly on labor, we remain focused on putting our people first to ensure that they are well positioned to diligently and safely execute our daily operations. We are encouraged by our results for the first nine months of 2021 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Quarter Financial Results

During the third quarter of 2021, we delivered strong revenue and income from operations as we continued to experience volume recovery in our landfill, commercial and industrial collection businesses and benefited from the acquisition of Advanced Disposal. Additionally, our income from operations was impacted by inflationary cost pressures and commodity-driven business impacts, particularly in our recycling brokerage services. We experienced strong cash flows during the quarter, allocating $741 million to our shareholders through dividends and share repurchases and $464 million of available cash to capital expenditures.

Key elements of our financial results for the third quarter include:

●	Revenues of $4,665 million, compared with $3,861 million in the prior year period, an increase of $804 million, or 20.8%. The increase is primarily attributable to (i) the acquisition of Advanced Disposal; (ii) record-high increases in the market prices for recycling commodities we sell; (iii) strong volume growth and (iv) higher yield in our collection and disposal lines of business;
●	Operating expenses of $2,906 million, or 62.3% of revenues, compared with $2,332 million, or 60.4% of revenues, in the prior year period. The $574 million increase is primarily attributable to (i) increased volumes from the acquisition of Advanced Disposal; (ii) volume recovery from the pandemic; (iii) labor inflation – we have experienced 9% wage inflation during the period and (iv) supply chain induced inflation. Additionally, we saw increases in our operating expense as a percentage of revenue from commodity-driven business impacts, particularly in our recycling brokerage services;
●	Selling, general and administrative expenses of $469 million, or 10.1% of revenues, compared with $416 million, or 10.8% of revenues, in the prior year period. The $53 million increase is primarily attributable to (i) increased labor, support and integration costs from our acquisition of Advanced Disposal; (ii) higher incentive compensation costs; (iii) strategic investments in our digital platform and (iv) an increase in our provision for bad debts;
●	Income from operations was $806 million, or 17.3% of revenues, compared with $680 million, or 17.6% of revenues, in the prior year period. The improved earnings in the current year are driven by (i) strong operating results in our collection and disposal business; (ii) improved profitability in our recycling business and (iii) a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. The increase in income from operations was partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and accelerated overtime due to driver shortages and volume growth; (ii) inflationary cost pressures and (iii) an amortization charge due to management’s decision to close a landfill earlier than expected. Additionally, our commodity-driven business impacts pressured our percentage of revenues, particularly in our recycling brokerage services. During the current year period, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation and amortization of acquired assets;
●	Net income attributable to Waste Management, Inc. was $538 million, or $1.28 per diluted share, compared with $390 million, or $0.92 per diluted share, in the prior year period. The increase in income from operations discussed above, in addition to a prior year period loss on early extinguishment of debt and lower interest expense in the current year period, drove an increase in net income for the period;
●	Net cash provided by operating activities was $1,184 million compared with $1,029 million in the prior year period, driven by (i) an increase in earnings; (ii) lower interest payments in the current quarter and (iii) system and process improvements that contributed to a significant improvement in our days-to-pay metrics. This increase was partially offset by unfavorable year-over-year comparisons attributable to decisions made in the third quarter of 2020 to temporarily defer the payment of payroll taxes and estimated income taxes; and
●	Free cash flow was $773 million compared with $691 million in the prior year period primarily driven by the increase in net cash provided by operating activities discussed above and higher proceeds from divestitures of businesses. These increases were partially offset by higher capital spending, as the Company proactively managed costs during the pandemic in 2020. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our Areas. In the second quarter of 2021, we combined our Eastern and Western Canada Areas reducing the number of Areas we manage from 17 to 16. We also provide additional services that are not managed through our Solid Waste business, including our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial	$1,214	$1,025	$3,523	$3,016
Residential	795	662	2,371	1,969
Industrial	829	709	2,383	2,027
Other collection	140	120	391	347
Total collection	2,978	2,516	8,668	7,359
Landfill	1,100	946	3,090	2,707
Transfer	550	482	1,547	1,362
Recycling	464	290	1,203	819
Other (a)	551	458	1,541	1,297
Intercompany (b)	(978)	(831)	(2,796)	(2,393)
Total	$4,665	$3,861	$13,253	$11,151
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
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2021 vs. 2020				Period-to-Period Change for the Nine Months Ended September 30, 2021 vs. 2020
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$123	3.5%			$334	3.3%
Recycling (c)	180	66.3			361	47.8
Fuel surcharges and mandated fees	51	45.5			88	25.1
Total average yield (d)			$354	9.1%			$783	7.0%
Volume			144	3.8			384	3.5
Internal revenue growth			498	12.9			1,167	10.5
Acquisitions			311	8.0			929	8.3
Divestitures			(16)	(0.4)			(37)	(0.3)
Foreign currency translation			11	0.3			43	0.4
Total			$804	20.8%			$2,102	18.9%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes the impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2021 vs. 2020		September 30, 2021 vs. 2020
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$39	4.0%	$107	3.8%
Industrial	32	4.8	89	4.6
Residential	33	5.0	89	4.7
Total collection	104	4.4	285	4.1
Landfill	12	2.0	29	1.7
Transfer	7	2.5	20	2.7
Total collection and disposal	$123	3.5%	$334	3.3%

Our overall strategic pricing efforts are focused on improving our average unit rate as well as recovering any inflationary cost increases. We experienced strong average yield growth in our collection line of business of 4.4% and 4.1% for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods. We are driving improvements in our residential line of business, aligning the price charged for services we provide to our customers with the costs to provide the services, which has increased our average yield 5.0% and 4.7% for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods. We are also continuing to see growth in our landfill and transfer businesses with our municipal solid waste business experiencing 3.5% and 3.0% average yield growth for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods.

Recycling — Recycling revenue increased $180 million and $361 million for the three months and nine months ended September 30, 2021, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities. During the three and nine months ended September 30, 2021, average market prices for recycling commodities at the Company’s facilities were approximately 160% and 115% higher, respectively, as compared to the prior year periods. We currently expect the year-over-year increase to continue for the remainder of 2021 as we see strong demand for recycled materials outpacing supply, driven by the growth in e-commerce, businesses re-opening, and manufacturers committing to use more recycled content in their packaging. We have also maintained our focus on converting to a fee-based pricing model that ensures fees paid by customers address the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, increased $51 million and $88 million for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Market prices for diesel fuel increased approximately 35% and 20% for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and nine months ended September 30, 2021, as compared with the prior year periods.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) increased $144 million, or 3.8%, and $384 million, or 3.5%, for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods.

Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021, and continued into the third quarter of 2021 with minimal impact from the resurgence in transmission of COVID-19 as communities and businesses remained open. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and construction and demolition and special waste volumes at our landfills. As we completed the third quarter of 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. Additionally, for the three and nine months ended September 30, 2021, volumes in our recycling business are also up partially due to the re-opening of facilities where we temporarily suspended operations in the second quarter of 2020 during the pandemic. We continue to be optimistic about volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery, including workforce regulation and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volumes in the future.

Acquisitions

Revenues increased $311 million, or 8.0%, and $929 million, or 8.3%, for the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods, primarily due to our acquisition of Advanced Disposal and was principally in our collection and disposal lines of business.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Labor and related benefits	$835	17.9%	$682	17.7%	$2,372	17.9%	$2,007	18.0%
Transfer and disposal costs	300	6.4	293	7.6	872	6.6	838	7.5
Maintenance and repairs	414	8.9	325	8.4	1,183	8.9	963	8.6
Subcontractor costs	466	10.0	389	10.1	1,303	9.8	1,117	10.0
Cost of goods sold	263	5.6	141	3.6	655	5.0	399	3.6
Fuel	101	2.2	61	1.6	282	2.1	194	1.7
Disposal and franchise fees and taxes	183	3.9	157	4.1	516	3.9	446	4.0
Landfill operating costs	105	2.2	91	2.3	308	2.3	292	2.6
Risk management	88	1.9	70	1.8	242	1.8	201	1.8
Other	151	3.3	123	3.2	423	3.2	384	3.5
	$2,906	62.3%	$2,332	60.4%	$8,156	61.5%	$6,841	61.3%

Our operating expenses for the three and nine months ended September 30, 2021 increased primarily due to (i) increased volumes from the acquisition of Advanced Disposal; (ii) volume recovery from the pandemic; (iii) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and accelerated overtime due to driver shortages and volume growth and (iv) inflationary cost pressures. Additionally, during the third quarter of 2021, we saw significant increases in operating costs as a percentage of revenue primarily due to commodity-driven business impacts, particularly in our recycling brokerage services. For the three and nine months ended September 30, 2021, these impacts were partially offset by our continued focus on operating efficiency, efforts to control costs as volumes grow and our disciplined integration of Advanced Disposal, which historically has generated lower operating margins.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) increased labor and support costs related to our acquisition of Advanced Disposal; (ii) merit and proactive market wage adjustments to hire and retain talent; (iii) volume increases, particularly in our commercial and industrial collection businesses, which when combined with driver shortages and turnover in certain markets, increased overtime and training hours; (iv) higher incentive compensations costs and (v) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by additional disposal costs as a result of our acquisition of Advanced Disposal, increased volume and inflationary cost increases from our third-party haulers.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) our acquisition of Advanced Disposal, including intentional investments in the fleet acquired to bring the trucks to WM standards; (ii) inflationary cost increases for parts, supplies and third-party services; (iii) labor cost pressure from our technicians, including accelerated overtime from labor shortages; (iv) additional fleet maintenance driven by commercial and industrial volume increases and (v) an increase in container repairs driven by volume increases and delays in normal-course capital expenditures for steel containers due to both steel costs and supply chain constraints.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) inflationary cost increases from third-party haulers; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business and (iii) the acquisition of Advanced Disposal.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by increases in market prices for recycling commodities of approximately 160% and 115% during the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods.

Fuel — The increase in fuel costs was primarily due to (i) increases of approximately 35% and 20% in market fuel prices during the three and nine months ended September 30, 2021, respectively, as compared with the prior year periods; (ii) the acquisition of Advanced Disposal and (iii) volume increases in our commercial and industrial collection businesses.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes as compared with the prior year periods was primarily driven by (i) landfill volume increases; (ii) disposal rate increases at certain landfills and (iii) additional costs attributable to our acquisition of Advanced Disposal.

Landfill Operating Costs — The increase in landfill operating costs for the three and nine months ended September 30, 2021 as compared to the prior year periods was primarily due to the Advanced Disposal acquisition and increased testing and monitoring costs due, in part, to volume increases. These increases were partially offset by lower leachate management costs primarily due to the cessation of certain transportation costs in our Tier 3 segment.

Additionally, the increase in landfill operating costs for the nine months ended September 30, 2021 was partially offset by the impacts of changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In the first quarter of 2021, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense. Conversely, in the first quarter of 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense.

Risk Management — The increase in risk management costs was primarily due to our acquisition of Advanced Disposal and, to a lesser extent, the overall economic recovery, increasing business activity and claim volumes.

Other — Other operating cost increases were due to our acquisition of Advanced Disposal and increased equipment rental costs attributable, in part, to increased volumes and supply chain constraints slowing normal-course fleet and equipment orders. Additionally, the three months ended September 30, 2021, additional volumes drove increases in supplies and vehicle transportation costs. Partially offsetting these increases for the nine months ended September 30, 2021 was a favorable litigation settlement in the second quarter of 2021.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Labor and related benefits	$311	6.7%	$274	7.1%	$905	6.8%	$748	6.7%
Professional fees	53	1.1	53	1.4	158	1.2	167	1.5
Provision for bad debts	11	0.2	4	0.1	28	0.2	40	0.4
Other	94	2.1	85	2.2	281	2.2	263	2.3
	$469	10.1%	$416	10.8%	$1,372	10.4%	$1,218	10.9%

Selling, general and administrative expenses have increased primarily due to (i) increased labor, support and integration costs from our acquisition of Advanced Disposal; (ii) higher incentive compensation costs and (iii) strategic investments in our digital platform. Although our costs increased, the significant revenue increase positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year periods.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) additional headcount, including from our acquisition of Advanced Disposal; (ii) higher incentive compensation costs; (iii) annual merit increases for our employees; (iv) costs associated with our strategic investments in our digital platform and (v) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020.

Professional Fees — Professional fees decreased for the nine months ended September 30, 2021 primarily due to lower consulting, advisory and legal fees following the completion of the acquisition of Advanced Disposal in the fourth quarter of 2020, offset by increased strategic investments in our digital platform and integration costs related to our acquisition of Advanced Disposal.

Provision for Bad Debts — For the nine months ended September 30, 2021, the decrease in provision for bad debts was primarily due to an overall improvement in customer account collections and decreased collection risk with certain customers. The increase for the three months ended September 30, 2021, as compared to the prior year period, was primarily due to adjustments in the third quarter of 2020 to our reserve for bad debts as collection efforts began to improve in 2020.

Other — The increase in other expenses was primarily driven by costs associated with the acquisition of Advanced Disposal and increased digital costs.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Depreciation of tangible property and equipment	$282	6.0%	$247	6.4%	$840	6.3%	$729	6.5%
Amortization of landfill airspace	200	4.3	148	3.8	541	4.1	434	3.9
Amortization of intangible assets	35	0.8	24	0.7	108	0.8	72	0.7
	$517	11.1%	$419	10.9%	$1,489	11.2%	$1,235	11.1%

The increase in depreciation of tangible property and equipment was primarily related to our acquisition of Advanced Disposal and investments in capital assets, including our fleet and facilities. The increase in amortization of landfill airspace was driven by (i) our acquisition of Advanced Disposal; (ii) changes in landfill estimates and amortization rates, including a $15 million charge due to management’s decision to close a landfill in our Tier 3 segment earlier than expected, resulting in acceleration of the timing of capping, closure and post-closure activities and (iii) landfill volume increases from the continued economic recovery. The increase in amortization of intangible assets is primarily driven by the amortization of acquired intangible assets related to the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2021, we recognized net gains of $17 million consisting of (i) a $35 million pre-tax gain in the third quarter of 2021 from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our Tier 3 segment and (ii) an $8 million gain in the first quarter of 2021 from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

During the nine months ended September 30, 2020, we recognized non-cash impairment charges of $68 million primarily related to the following:

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

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2021	2020	Change		2021	2020	Change
Solid Waste:
Tier 1	$357	$314	$43	13.7%	$1,014	$872	$142	16.3%
Tier 2	338	307	31	10.1	960	784	176	22.4
Tier 3	392	323	69	21.4	1,087	855	232	27.1
Solid Waste	1,087	944	143	15.1	3,061	2,511	550	21.9
Other (a)	9	(7)	16	*	31	(42)	73	*
Corporate and Other (b)	(290)	(257)	(33)	12.8	(845)	(689)	(156)	22.6
Total	$806	$680	$126	18.5%	$2,247	$1,780	$467	26.2%
Percentage of revenues	17.3%	17.6%			17.0%	16.0%

*Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our EES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The significant items affecting income from operations, as well as the percentage of revenues, for our segments during the three and nine months ended September 30, 2021, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased for the three and nine months ended September 30, 2021, as compared to the prior year periods, primarily due to (i) revenue growth in our collection and disposal businesses driven by both volume and yield; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our Tier 3 segment during the third quarter of 2021. The nine months ended September 30, 2021 also benefited from a reduction in the provision for bad debts because these expenses were higher during the nine months ended 2020, due to the impacts of the pandemic on our outlook for customer receipts. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and accelerated overtime due to driver shortages and volume growth; (ii) inflationary cost pressures; (iii) higher incentive compensation costs and (iv) a landfill amortization charge in our Tier 3 segment due to management’s decision to close a landfill earlier than expected. Labor and inflationary cost increases were more pronounced during the three months ended September 30, 2021 than the first half of 2021, resulting in a slight reduction in income from operations as a percentage of revenue during the current period. Despite the current quarter margin pressure, income from operations as a percentage of revenue for the nine-month period has improved driven by the strong performance and volume growth in our commercial collection and landfill businesses as well as the improved profitability of our recycling business.

Additionally, the prior year periods were impacted by non-cash impairment charges, as further discussed below. The positive earnings contributions of Advanced Disposal were offset by elevated depreciation and amortization of acquired assets.

During the nine months ended September 30, 2020, income from operations was impacted by $61 million of non-cash impairments consisting of (i) $41 million of non-cash asset impairment charges in our Tier 2 segment primarily related to two landfills and an oil field waste injection facility and (ii) a $20 million non-cash impairment charge in our Tier 3 segment related to management’s decision during the second quarter of 2020 to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

●	Other — The increase in income from operations was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business. The increase in income from operations for the nine months ended September 30, 2021, as compared with the prior year period, was also due to a gain from the divestitures of certain ancillary operations during the first quarter of 2021.
●	Corporate and Other — These costs have increased during the three and nine months ended September 30, 2021 due to (i) increased labor, support and integration costs from our acquisition of Advanced Disposal; (ii) strategic investments in our digital platform; (iii) higher incentive compensation costs and (iv) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020. The nine months ended September 30, 2021, as compared with the prior year period, was further impacted by a charge pertaining to reserves for certain loss contingencies during 2021, as well as changes in the measurement of our environmental remediation obligations and recovery assets in both the first quarter of 2020 and 2021. These increases were partially offset by lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in the fourth quarter of 2020.

Interest Expense, Net

Our interest expense, net was $87 million and $282 million for the three and nine months ended September 30, 2021, respectively, compared to $97 million and $328 million for the three and nine months ended September 30, 2020, respectively. The decreases are primarily due to certain refinancing activities, including (i) the redemption of $3.0 billion of senior notes in July 2020 and the issuance of $2.5 billion of senior notes in November 2020 at lower rates and (ii) the retirement of $1.3 billion of certain high-coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021, as discussed further below. The decreases were partially offset by decreases in interest income as a result of lower cash and cash equivalents balances in 2021.

Loss on Early Extinguishment of Debt

In May 2021, WM issued $950 million of senior notes, which are discussed further below in Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations. Concurrently, we used the net proceeds from the newly issued senior notes of $942 million and available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The loss on early extinguishment of debt for the nine months ended September 30, 2021 includes $220 million of charges related to the tender offer, including cash paid of $211 million related to premiums and other third-party costs, and $9 million primarily related to unamortized discounts and debt issuance costs. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to these transactions.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $14 million and $34 million for the three and nine months ended September 30, 2021, respectively, compared to $16 million and $56 million for the three months and nine months ended September 30, 2020, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. During the three months ended March 31, 2020, the entity that held and managed our ownership interest in a refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time. Refer to Note 4 to the Condensed Consolidated Financial Statements.

Other, Net

During the second quarter of 2021, we recognized an $8 million loss upon settlement of a reverse Treasury rate lock associated with the refinancing of certain senior notes as discussed above in Loss on Early Extinguishment of Debt.

Income Tax Expense

Our income tax expense was $167 million and $396 million for the three and nine months ended September 30, 2021, respectively, compared to $126 million and $288 million for the three and nine months ended September 30, 2020, respectively. Our effective income tax rate was 23.7% and 23.2% for the three and nine months ended September 30, 2021, respectively, compared to 24.5% and 21.4% for the three and nine months ended September 30, 2020, respectively.

The decrease in our effective income tax rate when comparing the three months ended September 30, 2021 with the prior year period was due to the detrimental impact of non-deductible transaction costs incurred during the prior year period related to our acquisition of Advanced Disposal which did not reoccur in the current period. The decrease was partially offset by a net nominal increase in our effective income tax rate during the current year period resulting from a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in 2021 which was not taxable and unfavorable adjustments to accruals and related deferred taxes primarily due to a change from our initial expectations of the tax effects of the Advanced Disposal acquisition and related divestitures.

The increase in our effective income tax rate for the nine-month period ended September 30, 2021 as compared with the prior year period was due to (i) lower federal tax credits in 2021; (ii) unfavorable adjustments to accruals and related deferred taxes discussed above and (iii) a decrease in excess tax benefits associated with equity-based compensation in the current year period, partially offset by a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in 2021 which was not taxable. In addition, our effective income tax rate in 2020 included the detrimental impact of non-deductible transaction costs related to closing the acquisition of Advanced Disposal in 2020.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$116	$553
Restricted trust and escrow accounts:
Insurance reserves	$327	$306
Final capping, closure, post-closure and environmental remediation funds	117	114
Other	1	2
Total restricted trust and escrow accounts (a)	$445	$422
Debt:
Current portion	$601	$551
Long-term portion	12,446	13,259
Total debt	$13,047	$13,810
(a)	As of September 30, 2021 and December 31, 2020, $75 million of these account balances was included in other current assets in our Condensed Consolidated Balance Sheets.

As of September 30, 2021, we had $2.8 billion of debt maturing within the next 12 months, including (i) $1.4 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $745 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.90% senior notes that mature in September 2022 and (iv) $168 million of other debt with scheduled maturities within the next 12 months, including $64 million of tax-exempt bonds. As of September 30, 2021, we have classified $2.2 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $601 million of debt maturing in the next 12 months is classified as current obligations.

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

	September 30,	December 31,
	2021	2020
Balance Sheet Information:
Current assets	$5	$481
Noncurrent assets	13	14
Current liabilities	504	446
Noncurrent liabilities:
Advances due to affiliates	18,501	16,505
Other noncurrent liabilities	10,434	11,202

Nine Months Ended
September 30, 2021
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	288

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$3,347	$2,650
Net cash used in investing activities	$(1,106)	$(1,241)
Net cash used in financing activities	$(2,686)	$(4,244)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $697 million as compared with the prior year period, as a result of (i) an increase in earnings primarily attributable to our collection, disposal and recycling lines of business; (ii) lower interest payments in the current year period primarily due to certain refinancing activities and the retirement of high-coupon debt during 2020 reducing our overall interest rates; (iii) favorable changes in our working capital, net of effects of acquisitions and divestitures; (iv) the acquisition of Advanced Disposal and (v) lower annual incentive compensation payments in the current year. Our working capital was favorably impacted by system and process improvements that contributed to a significant improvement in our days-to-pay metrics. These favorable impacts were partially offset by (i) higher income tax payments in the current year period; (ii) the timing of cash tax benefits received in 2020 associated with federal alternative fuel tax credits and (iii) timing differences in the payment of payroll taxes due to a temporary deferral taken through the third quarter of 2020 as provided for by the Coronavirus Aid, Relief and Economic Security Act.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2021 and 2020 are summarized below:

●	Capital Expenditures — We used $1,130 million and $1,238 million for capital expenditures during the nine months ended September 30, 2021 and 2020, respectively. The decrease in capital spending was primarily driven by timing differences in our fleet purchases as well as supply chain constraints in advancing current year projects. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2021 and 2020 are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt for the nine months ended September 30 (in millions):

	2021	2020
Borrowings:
Revolving credit facility	$—	$50
Commercial paper (a)	5,361	2,419
Senior notes	942	—
Tax-exempt bonds	125	181
Other debt	—	—
	$6,428	$2,650
Repayments:
Revolving credit facility	$—	$(50)
Commercial paper (a)	(5,798)	(1,822)
Senior notes	(1,289)	(3,600)
Tax-exempt bonds	(63)	(212)
Other debt	(87)	(80)
	$(7,237)	$(5,764)
Net cash repayments	$(809)	$(3,114)
(a)	Beginning in the second quarter of 2021 we elected to report these cash flows on a gross basis.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During the nine months ended September 30, 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon senior notes. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of this debt transaction.
●	Common Stock Repurchase Program — During the nine months ended September 30, 2021, we repurchased $1.0 billion of our common stock pursuant to three accelerated share repurchase (“ASR”) agreements, as discussed further in Note 11 to the Condensed Consolidated Financial Statements. We expect to repurchase the full amount of our remaining authorization of $350 million of common stock during the fourth quarter of 2021. During the three months ended March 31, 2020, we repurchased $402 million of our common stock, which included $313 million related to a February 2020 ASR agreement and $89 million in open market transactions. We did not repurchase any of our common stock during the second and third quarters of 2020.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $730 million and $696 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.545 in 2020 to $0.575 in 2021.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$1,184	$1,029	$3,347	$2,650
Capital expenditures	(464)	(343)	(1,130)	(1,238)
Proceeds from divestitures of businesses and other assets, net of cash divested	53	5	70	20
Free cash flow	$773	$691	$2,287	$1,432

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

A portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities. Accelerated and pronounced economic pressures, particularly related to inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, have had a more significant impact on our cost structure and capital expenditures in 2021. We are taking proactive steps to increase the price of our service and to manage our costs through efficiency, productivity and automation in order to mitigate the inflationary cost pressures we have seen in our business. Refer to Item 1A. Risk Factors below for further discussion.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2021 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2021. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic pressures and market disruption have adversely impacted our business and results of operations.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic, have intensified during the third quarter of 2021. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address operational challenges servicing customers. The COVID-19 pandemic and the constrained labor market have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive.

The extent and duration of the impact of these labor market, supply chain and transportation challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic; size, location and qualifications of the labor pool; behavioral changes; wage and price structures; adoption of new or revised regulations; and broader macroeconomic conditions. If we are not able to overcome limitations on labor availability, it could materially impact our ability to service our customers and our financial results. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs during this period of rapid inflation under those contracts. Additionally, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions and market disruptions on our business, will increase our costs of doing business and reduce our margins. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2021 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
July 1 — 31	—	$—	—	$850 million
August 1 — 31	3.1	$145.77	3.1	$350 million
September 1 — 30	—	$—	—	$350 million
Total	3.1	$145.77	3.1

In May 2021, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $141.42. The ASR agreement completed in the third quarter of 2021, at which time we received 0.4 million additional shares based on a final weighted average price of $140.04.

In August 2021, we entered into an ASR agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million cash and received 2.7 million shares based on a stock price of $147.27. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in November 2021.

As of September 30, 2021, the Company has authorization for $350 million of future share repurchases. We expect to repurchase the full amount of our remaining authorization during the fourth quarter of 2021. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

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

Date: October 26, 2021