Form 10-K
period 2021-12-31
WASTE MANAGEMENT INC
filed 2022-02-15
CIK 823768

s

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $58.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 9, 2022 was 414,586,718 (excluding treasury shares of 215,695,743).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

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

Our principal executive offices are located at 800 Capitol Street, Suite 3000, Houston, Texas 77002. Our telephone number is (713) 512-6200. Our website address is www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. During 2021, our largest customer represented less than 5% of annual revenues. We employed approximately 48,500 people as of December 31, 2021.

We own or operate 260 landfill sites, which is the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 340 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Solid Waste business.

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

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. As North America’s leading provider of comprehensive waste management environmental services, sustainability and environmental stewardship is embedded in all that we do. We have enabled a people-first, technology-led focus to drive our mission, that we are always working for a sustainable tomorrow. Our strategy leverages and sustains the strongest asset network in the industry to drive best in class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, enhancements to our digital platform, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we continue to improve existing diversion technologies, such as through investments in our recycling operations, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and challenging economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2021, we announced that our Board of Directors expects to increase the quarterly dividend from $0.575 to $0.65 per share for dividends declared in 2022, which is a 13.0% increase from the quarterly dividends we declared in 2021. This is an indication of our ability to generate strong and consistent cash flows and marks the 19th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

In 2021, our senior management began evaluating, overseeing and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The Company finalized the assessment of our segments during the fourth quarter of 2021. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. Additional information related to our acquisition of Advanced Disposal and segments is included in Notes 17 and 19 to the Consolidated Financial Statements, respectively. We also provide expanded service offerings and solutions that are not managed through our Solid Waste business, as described below. These operations are presented in this report as “Other.” The services we provide are described below.

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

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2021, we owned or operated 255 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills throughout the U.S. and Canada. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. As of December 31, 2021, we owned or operated 340 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Recycling. Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper and cardboard in one bin. Residential single-stream programs have greatly increased the recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. In 2021, we made significant investments in technology to automate our equipment, which benefits our labor productivity, produce higher quality commodities for our customers, and increase our capacity in geographies where we currently have a MRF, as well as expanding our footprint into new geographies. In addition to advancing our single stream recycling programs for commercial applications, we will continue to invest in recycling technologies designed to offer services and solutions to support and grow our current operations. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2021, we operated 96 MRFs, of which 49 are single stream, where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

The recyclable materials processed in our MRFs are received from various sources, including third parties and our own operations. In recent years, we have been focused on reducing dependency on market prices for recycled commodities by recovering our processing costs first. In our materials processing business, we have been transitioning our customer base over time from the traditional rebate model, where we paid suppliers for the inbound material, to a fee-for-service model that ensures the cost of processing the recyclable materials is covered along with an acceptable margin. With our current fee-for-service model, the pricing for these recyclable materials can either be a charge or “tip fee” when commodity pricing does not cover our cost to process the recyclable materials or a “rebate” when commodity pricing is higher than our processing costs and we are able to share this benefit with the customers generating recyclable materials. In some cases, our pricing is based on fixed contractual rates or on defined minimum per-ton rates. Generally, this pricing also considers the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the pricing to our suppliers. Depending on the key terms of the arrangement, these “rebates” are recorded as either operating expenses or a reduction in operating revenues within our Consolidated Statements of Operations. If the key terms result in a charge to the customer, the associated “tip fees” would be recorded as operating revenues within our Consolidated Statements of Operations.

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

Our Energy and Environmental Services (“EES”) business offers our customers a variety of services in collaboration with our Area and strategic accounts programs, including (i) construction and remediation services; (ii) services associated with the disposal of fly ash, which is residue generated from the combustion of coal, and other fuel stocks; (iii) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services (this service is managed through our EES business but reflected principally in our collection line of business) and (iv) specialized disposal services for oil and gas exploration and production operations (revenues for this service are also reflected principally in our collection line of business). Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities, determining the most efficient means available for waste collection and disposal and ensuring that disposal is achieved in a manner that is both reflective of the current regulatory environment and environmentally friendly.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy business. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2021, we had 144 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 102 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 16 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. For 26 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes.

WM Renewable Energy also produces renewable natural gas (“RNG”) from landfill gas and generates renewable identification numbers (“RINs”) under the Renewable Fuel Standard (“RFS”) program and other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet. The RINs and credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs and credits proportionate to their fossil fuel production and imports. RINs prices generally respond to regulations enacted by the EPA or other regulatory bodies, as well as fluctuations in supply and demand. WM Renewable Energy currently has four owned facilities producing 3.2 million MMBtu of RNG annually and most of the revenue from these facilities is generated through the sale of RINs. We expect to grow the number of plants from four to 21 by 2026 and project that we will generate approximately 24 million MMBtu of RNG annually with the expanded asset base. While developing these facilities and expanding our renewable energy generation, we intend to evaluate various offtake arrangements, including the sale of RINs and the direct sale of RNG to large industrial users such as utilities and colleges and universities.

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

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our Solid Waste business based on pricing and quality of service. We also compete for business based on breadth of service offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Human Capital Resources

Employees

As of December 31, 2021, we had approximately 48,500 full-time employees across the U.S., Canada and India. Approximately 45,400 employees were located within the U.S. and 3,100 employees were located outside of the U.S. Approximately 9,200 employees were employed in administrative and sales positions with the remainder in operations. Approximately 8,500 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2021 Sustainability Report at https://sustainability.wm.com. Our 2021 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

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

We strive to be a workplace of choice through competitive pay, comprehensive benefits for long-term financial and personal health and opportunities for growth across our ranks. "We Are WM" is our Employer Value Proposition, grounded in our People First commitment and shared through a framework that enables us to display that we are (i) investing in our teams by providing comprehensive benefits; (ii) committed to the growth of our team by providing state-of-the-art trainings and our new education benefit, Your Tomorrow, as further discussed under Compensation and Benefits; (iii) performing essential and meaningful work and (iv) working for a sustainable tomorrow by leaving the world a better place than we found it. Being an employer of choice is critical to our efforts to attract and retain a high-quality workforce, while motivating us to sharpen our focus on our values that help us empower and develop good employees. By promoting from within and offering training opportunities, we help employees maximize their effectiveness and grow in their careers.

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

Inclusion, Equity and Diversity

We embrace and cultivate respect, trust, open communications and diversity of thought and people. We are committed to equality for all, and foster an environment where all teammates feel welcomed, valued and seen. We are laser-focused on strengthening our current business strategy to see that inclusion, equity and diversity (“IE&D”) are not an initiative, but core in everything that we do. Our commitment to IE&D starts at the top with our senior leadership team being comprised of 30% ethnic minorities and 30% women as of December 31, 2021; and with our overall workforce in the U.S. being comprised of approximately 45% ethnic minorities and approximately 19% women as of the same date. We are proud of what we have been able to achieve. To enable us to achieve our goals, we have established a cross-functional IE&D Council aimed at evaluating policies, practices and procedures, recruitment and partnerships to ensure that our IE&D efforts are sustainable and are tied to our business strategy.

Compensation and Benefits

The objective of our compensation and benefit programs is to attract, engage, reward and incentivize valuable employees who will support the successful execution of our strategy. We pay the full cost to provide employees with short-term disability benefits, long-term disability benefits, basic life insurance for the employee and their dependents, and employee and family assistance benefits. The costs for medical and dental coverage are shared with employees, with the Company paying for a majority of the premium expense. The Company offers other important benefits such as paid vacation and holidays, legal services, flexible spending accounts, dependent care assistance, adoption assistance, employee discounts and student loan refinancing services. We also recognize the value of learning beyond the workplace. In 2021, we announced a new education benefit, Your Tomorrow. Your Tomorrow was created in partnership with Guild Education to pay 100% of benefits-eligible employees’ and dependents’ tuition for a broad range of four-year college degree programs, as well as programs such as high-school equivalency and, for employees, other certificate programs and graduate degrees. We also provide plans to help employees save for their future; refer to Note 9 to the Consolidated Financial Statements for additional information on our employee benefit plans.

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

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2021, both our commercial general liability insurance policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2021, our automobile liability insurance program included a per-incident deductible of up to $10 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2021 are summarized in Note 10 to the Consolidated Financial Statements.

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

Because the primary mission of our business is to collect, process and manage solid waste and recyclables in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state, provincial and local rules. There are costs associated with siting, design, permitting, construction, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or disposal facility, materials recovery facility, compost facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, permits are subject to renewal, modification, suspension or revocation by the issuing authority. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. The current U.S. administration, for example, has been taking steps towards reinstating, and in some cases enhancing, policies and regulations rolled back by the previous administration. While increasing regulation may have a negative impact on our operating costs, extensive environmental regulation applicable to the waste sector is also a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve.

Federal Regulation

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

We continue to monitor certain developments under RCRA, including relief from increased user fees accompanying the system that the EPA uses to track hazardous waste shipments electronically, potential changes to the rules governing the disposal and beneficial use of coal combustion residuals, and clarity on the U.S. Department of Energy’s progress in establishing a government facility and corresponding fee structure for the long-term storage and disposal of elemental mercury. We cannot predict what costs we will incur in connection with these regulations, but we do not anticipate a material impact to our operations. We also are working closely with both agencies to minimize risks to our industry on these regulatory matters.

●	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release of hazardous substances, even resulting from lawful, unintentional and attentive action, as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party (“PRP”) that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.
●	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into federally protected surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges.

The EPA also requires landfills and other waste-handling facilities to obtain storm water discharge permits, and if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect certain “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.
●	The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Many of our municipal solid waste (“MSW”) landfills and landfill gas-to-energy facilities are subject to regulations implemented under the Clean Air Act, including new source performance standards, emission guidelines and national emission standards for hazardous air pollutants. These regulations impose performance standards to minimize air emissions from regulated MSW landfills, subject those landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site.

The EPA finalized a rule in May 2021 implementing landfill gas control and monitoring requirements for older landfills; however, the regulatory changes contemplated therein are not expected to have a material adverse impact on our business as a whole. We also are closely monitoring the evolving capabilities of ground, aerial, and satellite-based methane detection and monitoring systems, and investing in pilot programs to further explore these innovations. As these technologies are expected to advance rapidly in the coming years, we are continuing to engage with the EPA on the implications of the changing landscape for the waste industry and potential future regulation.

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

OSHA has recently indicated that it will pursue COVID-19 vaccine and testing requirements through a traditional rulemaking process, and additional vaccine mandates may be announced in jurisdictions in which our businesses operate. We cannot currently predict the impact of any such vaccine requirements on our workforce.

State, Provincial and Local Regulations

There are also various state or provincial and local regulations that affect our operations. Each state and province in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States and provinces have also adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations, and laws governing where recyclable materials can be sold. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements.

Our landfill operations are affected by the increasing preference for alternatives to landfill disposal. Many state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclable materials (cardboard, bottles and cans), yard waste, food waste and electronics. The number of state and local governments with recycling and diversion requirements and disposal bans continues to grow, while the logistics and economics of recycling or processing many of these items remain challenging.

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the U.S.

Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites, which has been upheld by the U.S. Supreme Court for waste directed to facilities owned by the local government. The U.S. Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

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

Emerging Trends in Policy and Regulation

Climate and Sustainability

Jurisdictions are increasingly taking action to reduce greenhouse gas (“GHG”) emissions through a broad range of climate policies. As landfills are emerging as one of the focal points for advancing climate-related goals, we are actively working with policymakers to ensure they recognize the significant reductions in GHG emissions that the waste sector already has achieved and the work being done to further reduce emissions, the challenges associated with quantifying landfill emissions precisely, and the role of our sector in providing an essential, and highly regulated, public service.

In light of regulatory and business developments related to concerns about climate change, we have identified strategic business opportunities to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, composting, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle assessment tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and state level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity.

We continue to assess the physical risks to our Company’s operations from the effects of severe weather events and use risk mitigation planning to increase our resiliency in the face of such events. We are investing in infrastructure to withstand more severe storm events, which may afford us a competitive advantage and reinforce our reputation as a reliable service provider through continued service in the aftermath of such events.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2021 Sustainability Report, which details the GHG emissions reductions we have facilitated to date and our determination to expand these reductions in the future, as well as our commitment to help make the communities in which we live and work safe, resilient and sustainable. Our 2021 Sustainability Report can be found at https://sustainability.wm.com, but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company actively participates in a number of sustainability reporting programs and frameworks, including being listed on the 2021 Dow Jones Sustainability Index World and North America Indices.

PFAS

Efforts to address sites contaminated with per- and polyfluoroalkyl substances (“PFAS”) have drawn increased attention by the federal government and in the states. PFAS are a large group of chemicals that have been used in industrial and consumer products since the 1940s, including in products as diverse as carpets, paints and stains, water-resistant clothing and fabrics, nonstick cookware, food packaging, and firefighting chemicals. Possible human health effects of exposure to certain PFAS compounds may include low infant birth weights, immune system impacts, or cancer. In October 2021, the EPA released its PFAS Strategic Roadmap, providing a high-level overview of activities that the agency intends to take through 2024 to address PFAS contamination. These actions include establishing drinking water standards, expanded authority for PFAS remediation, research and data collection on landfill discharges of PFAS in leachate, new risk assessments and test procedures, and updated guidance on PFAS disposal and destruction options. Meanwhile, an increasing number of states have enacted new drinking water, surface water and/or groundwater limits for various PFAS, which has led to a patchwork of PFAS standards across the U.S. Compliance with new and proposed PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.

Recycling; Foreign Import and Export Regulations and Material Restrictions

Enforcement or implementation of foreign and domestic regulations can affect our ability to export recyclables. Attention on waste in the environment has led to new international laws restricting the flow of certain recyclables. As an example, on January 1, 2021, new restrictions on the international trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. At this time, the U.S. is not a party to the Basel Convention, but most countries to which we export commodities are, which may limit our ability to export certain plastics.

In recent years, changes in regulations affecting the international flow of recyclables have led to a reduction in export activity for recyclables, higher quality requirements, and higher processing costs. COVID-19 placed additional financial stress on recyclers and municipalities, resulting in some recycling programs being paused or eliminated. These changes have led to a number of states considering EPR regulations.

Prices and demand for recyclables fluctuate. Recycling revenue increased $537 million and $75 million in 2021 and 2020, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities. To support recent increases in both quality requirements and demand for commodities, we have increased our investment in recycling infrastructure and the size of our recycling operations. This, in turn, increases our exposure to commodity price fluctuations. Additionally, future regulation, tariffs, international trade policies or other initiatives may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

For the past several years, we have been working with stakeholders to educate the public on the need to recycle properly. We continue to invest time and effort in working closely with customers to improve the quality of materials received at our facilities. We have continued our focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates, and these efforts continued to have a positive impact on the operating results for our recycling business in 2021.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities and states across the country have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic, and some types of single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, with no viable end markets for many of these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs. With increased focus on responsible management of plastics, our procurement team has taken a proactive approach to ensure environmental sustainability goals are prioritized in managing the products we buy.

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

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in a reduction in tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

Renewable Fuel Production

We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and convert it into RNG. RNG produced from our landfills, as well as dairy biogas, constitute a significant source of fuel for our natural gas collection vehicles. The Energy Policy Act of 2005 and Energy Independence and Security Act of 2007 authorized the RFS program that promotes the production and use of renewable transportation fuels. Many of our facilities are the EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. Market uncertainty related to the EPA’s implementation of the RFS program led to volatility and declines in the price of RINs between 2017 and 2020. RIN prices rebounded in 2020 in response to a court ruling limiting the number of small refinery exemptions that the EPA could grant to renewable fuel obligations, and later following the November 2020 federal elections on the belief that the newly elected presidential administration would result in stronger enforcement of mandates for RNG and other advanced and conventional biofuels. The market’s expectations were realized in December 2021, when the EPA proposed robust volumetric standards under the RFS program while proposing to deny all pending applications for small refinery exemptions. The EPA is expected to propose a rule later in 2022 setting forth the direction of the RFS program for 2023 and years after, which rule is expected to afford additional opportunities for the biogas sector to participate in the RFS program. We will continue to advocate for the current administration to implement policies that ensure long term stability for renewable transportation fuels, as changes in the RFS market or the structure of the RFS program can and has impacted the financial performance of the facilities constructed to capture and treat the gas.

Environmental Justice

Federal, state, and local governments are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes. Nevertheless, we are actively monitoring recent regulatory developments in this area as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary permits.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2022 and beyond and could cause actual results to be materially different from those set forth in forward-looking statements made by the Company. In addition to the following risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known or are not currently believed to be material. The Company continues to be optimistic about volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery, including the risks discussed below and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could have an unanticipated adverse impact on our business. We assume no obligation to update any forward-looking statement, whether as a result of future events, circumstances or developments or otherwise.

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

There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We have also continued our environmental fee, fuel surcharge and regulatory recovery fee to offset costs. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and may in the future face purported class action lawsuits related to our customer service agreements, prices and fees.
●	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved through optimization efforts, due to inflationary cost pressure or otherwise.

●	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.
●	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated.
●	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.
●	As we complete the integration of our prior acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), we may not continue to realize the strategic benefits and cost synergies anticipated.
●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for alleged environmental damage. Federal, state and local governments are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Responding to permit challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.

Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. (Also see Item 1A. Risk Factors — Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including the heightened pace of inflation, have adversely impacted our business and results of operations.) Additionally, the market for employees that serve on our digital team is highly competitive. As we have accelerated our investments in our digital platform, it is increasingly important that we are able to attract and retain employees with the skills and expertise necessary to implement and manage our technology-led strategy. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The WM brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents, or challenges to our assertions of social and environmental responsibility, could tarnish our reputation and reduce the value of our brand. Damage to our reputation could reduce demand for our services and potentially have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

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

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in a reduction in tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

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

The seasonal nature of our business, severe weather events resulting from climate change and event driven special projects cause our results to fluctuate, and prior performance may not be indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

For these and other reasons, operating results in any period may not be indicative of operating results for any other period. Our stock price may be negatively impacted by interim variations in our results.

External Economic and Industry Risks

The COVID-19 global pandemic has caused a significant disruption in social and commercial activity throughout North America, and the continuation of the COVID-19 pandemic, or other similar pandemic conditions, may have a material adverse impact on our business, financial condition, results of operations and cash flows.

During 2020 and continuing into 2021, federal, state and local governments throughout North America imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of COVID-19. The pandemic and related measures have had a significant adverse impact on many sectors of the economy, including environmental services. The initial business closures and negative impact on general economic conditions resulted in volume declines and reductions in customers’ waste service needs, which negatively impacted our results of operations and cash flows. In particular, COVID-19 caused decreases in volumes in higher margin businesses, impacting key financial metrics.

Throughout 2021, our volumes recovered from the sharp decline experienced in April 2020, with minimal impact from the resurgence in transmission of COVID-19 associated with recent virus variants, as communities and businesses remained open. However, uncertainty remains with respect to various factors that influence the pace of economic recovery, including factors discussed in the two risk factors immediately below. The potential for future resurgence in transmission of COVID-19 and related business closures, due to COVID-19 variants or other pandemic conditions, could adversely impact our volumes and costs in the future. If such conditions were to deepen and extend the broad-based economic slow-down, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy. Additionally, if a large portion of our employee base were to become ill, it could impact our ability to provide timely and reliable service.

Governmental regulations requiring mandatory COVID-19 vaccination of employees could adversely impact our ability to perform or compete for certain contracts and negatively affect our results of operations.

In September 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors that work on or in support of U.S. government contracts, with some exceptions, to be fully vaccinated against COVID-19. We are currently party to certain service agreements with the U.S. government. The vaccine mandate is facing legal challenges and currently is enjoined nationwide. In November 2021, OSHA announced an Emergency Temporary Standard (“ETS”) mandating either full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees; however, the agency withdrew the ETS in January 2022 following an unfavorable decision by the U.S. Supreme Court. OSHA has indicated that it will continue to pursue the vaccine and testing requirements of the ETS through the traditional rulemaking process, and additional vaccine mandates may be announced in jurisdictions in which our businesses operate. We cannot currently predict the impact of any such vaccine requirements on our workforce, although implementation may result in our inability to perform or compete for certain contracts, as well as significant cost, operational disruption, attrition and difficulty securing future labor needs in the already-constrained labor market.

Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including the heightened pace of inflation, have adversely impacted our business and results of operations.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic, intensified during the second half of 2021 and are continuing. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address operational challenges servicing customers. The COVID-19 pandemic and the constrained labor market have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, we are currently experiencing margin pressures from commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices. The extent and duration of the impact of these labor market, supply chain and transportation challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic; size, location and qualifications of the labor pool; behavioral changes; wage and price structures; adoption of new or revised regulations; and broader macroeconomic conditions. If we are not able to overcome limitations on labor availability, it could materially impact our ability to service our customers and our financial results.

Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, have had and continue to have a significant impact on our cost structure and capital expenditures. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation, and we may not be able to dynamically manage our cost structure in response to such changes. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs under those contracts during this period of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate, but such efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, contractual limitations, and market responses. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions and market disruptions on our business, will increase our costs of doing business and reduce our margins. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

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

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. Attention on waste in the environment has led to new international laws restricting the flow of certain recyclables. As an example, on January 1, 2021, new restrictions on the international trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. At this time, the U.S. is not a party to the Basel Convention, but most countries to which we export commodities are, which may limit our ability to export certain plastics.

In recent years, changes in regulations affecting the international flow of recyclables, have led to a reduction in export activity for recyclables, higher quality requirements and higher processing costs. COVID-19 placed additional financial stress on recyclers and municipalities, resulting in some recycling programs being paused or eliminated. These changes have led to a number of states considering EPR regulations.

Prices and demand for recyclables fluctuate. Recycling revenue increased $537 million and $75 million in 2021 and 2020, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities. To support recent increases in both quality requirements and demand for commodities, we have increased our investment in recycling infrastructure and the size of our recycling operations. This, in turn, increases our exposure to commodity price fluctuations. Additionally, future regulation, tariffs, international trade policies or other initiatives may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. Significant variations in the price of biogas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our EES business. Demand for these services decreases when drilling activity slows due to depressed oil and gas prices, such as the low prices throughout the last few years. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclables (cardboard, bottles and cans), yard waste, food waste and electronics. Where organic waste is not banned from the landfill, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of the U.S. and Canada’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills, and providing alternative services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities and states across the country have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic and some types of single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, there are currently no viable end markets for recycling many of these materials, and inclusion of such materials in our recycling stream increases contamination and operating costs that can negatively affect the results of our recycling operations.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2021, we had $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and $54 million of variable-rate tax-exempt bonds with interest rates reset on a weekly basis. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

The Company’s effective tax rate and tax liability could materially change as a result of the adoption of new tax legislation and other factors.

Predominantly all of the Company’s revenues are generated in the U.S., and changes in U.S. tax laws could materially impact our effective tax rate, financial condition and results of operations. The U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Act”), had a significant impact on our effective tax rate, cash tax expenses and net deferred tax liabilities. The Tax Act reduced the U.S. corporate statutory tax rate and eliminated or limited the deduction of several expenses that were previously deductible, among other things. However, future changes in tax laws could reverse the impacts of the Tax Act, and the current presidential administration has previously indicated support for increasing the U.S. corporate statutory tax rate. If ultimately enacted into law, such an increase could materially impact our tax provision, cash tax liability, effective tax rate and net deferred tax liabilities.

Significant shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Fuel supply shortages and price increases could substantially increase our operating expenses. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, lawsuits have challenged our fuel and environmental charges included on our invoices. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected cost savings or other benefits. Significant system failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations. Employee work-from-home arrangements prompted by the COVID-19 pandemic increase various technology risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

We are implementing a new enterprise resource planning and human capital management system, and challenges with the implementation of the system may impact our business and operations.

We are in the process of a complex, multi-year implementation of a new enterprise resource planning and human capital management (“ERP/HCM”) system. The ERP/HCM system implementation requires the integration of the new system with multiple new and existing information systems and business processes and is designed to accurately maintain our books and records and provide information to our management team important to the operation of the business. Such an implementation is a major undertaking from a financial, management, and personnel perspective, and we have made interim adjustments to our implementation timeline to accommodate aspects that have proven more difficult, or time consuming than initially predicted. Any material disruptions, delays, deficiencies or cost increases associated with the design and implementation of our new ERP/HCM system could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, resulting in negative impacts on our business and operations and subject us to potential liability. Additionally, our implementation of the ERP/HCM system involves greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.

Significant cybersecurity incidents negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees, customers, and vendors. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information.

We are regularly the target of attempted cyber intrusions, and we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. The Company experienced a cyber intrusion in the first quarter of 2021 that was promptly detected, and the third-party software vulnerability was quickly remediated. There was no impact to the Company’s operations, services or financial statements. A subsidiary of WMI provided notice to potentially affected individuals, U.S. state and federal regulators, and Canadian regulators. As a result of the cyber intrusion, regulatory investigations may result in costs, fines, penalties, or other obligations. Additionally, a subsidiary of WMI is party to a class action case related to this incident. The Company intends to vigorously defend itself against any such proceedings and does not expect that the outcome of any proceedings related to the 2021 incident will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; however, assessing and responding to this intrusion required a significant amount of time and management attention. An incident that results in a material theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or material interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, direct financial loss, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory enforcement or private litigation liability and competitive disadvantage. While we do maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and it may not be adequate to cover all liabilities incurred.

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

Increased regulation by state and federal governments related to cybersecurity protections and disclosures may require additional resources for compliance, and any inability, or perceived inability, to adequately address new requirements could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect certain personally identifiable information and other sensitive information as integral parts of our business and in connection with providing services to our customers. We are subject to a variety of laws and regulations that govern the collection and use of such information obtained from individuals and businesses. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. We must continually monitor the development and adoption of new and emerging laws and regulations and commit substantial time and resources towards compliance with new laws and regulations. These laws provide disclosure obligations for businesses that collect personal information, individual rights relating to personal information, collection and storage requirements, automated decision-making transparency, and potential liability expansion. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including at newly acquired companies, could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

Legal, Regulatory and Compliance Risks

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if it is alleged that our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved and for conditions resulting from waste types or compounds previously considered non-hazardous but later determined to present possible threat to public health or the environment. The risks of successor liability and emerging contaminants are of particular concern as we execute our growth strategy, partially through acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which governmental entities, private groups or individuals seek to impose liability on us for alleged environmental damage or violation of statutes or desire to revoke or deny permits required for our operations. We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

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

Changes to federal and state renewable fuel policies could affect our financial performance in that sector as a renewable fuel producer and impact our projected future investments.

The primary drivers of renewable fuel development at our landfills are federal and state incentive programs, such as the federal RFS program and the California Low Carbon Fuel Standard. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill and dairy digester gas into renewable natural gas so that we can participate in the program, and the Company has stated its intention to grow its asset base to notably increase its RNG production by 2026. RINs prices generally respond to regulations enacted by the EPA or other regulatory bodies, as well as fluctuations in supply and demand. The value of the RINs associated with renewable natural gas is set through a market established by the program. Each year, the EPA is required to finalize a rule establishing refiners’ obligations to purchase renewable natural gas and other cellulosic biofuels under the RFS program. Market uncertainty stemming from these annual rulemakings, as well as the EPA’s administration of other aspects of the RFS program, led to a rapid decline in RIN values in 2019 and much of 2020 before rebounding in November 2020. We will continue to advocate for the current administration to implement policies that ensure long-term stability for renewable transportation fuels. Changes in the RFS market, the structure of the RFS program or RINs prices and demand can and has impacted the financial performance of the facilities constructed to capture and treat the gas and could impact or alter our projected future investments.

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

As a large company with operations across the U.S. and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business, including governmental proceedings. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to:

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

Additionally, we have $2.5 billion of debt as of December 31, 2021 that is exposed to changes in market interest rates within the next 12 months because of the impact of our commercial paper borrowings and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion revolving credit facility to meet our cash needs, to the extent available, until maturity in November 2024. As of December 31, 2021, we had no outstanding borrowings under this facility. We had $167 million of letters of credit issued and $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.5 billion as of December 31, 2021. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

We have substantial financial assurance and insurance requirements and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We also carry a broad range of other insurance coverages that are customary for a company our size. To the extent our obligations for claims are more than we estimated, our insurance coverage is inadequate to cover our obligations, or our insurers are unable to meet their obligations, the requirement that we pay such obligations could have a material adverse effect on our financial results.

In addition, to fulfill our financial assurance obligations with respect to variable-rate tax-exempt debt, and final capping, closure, post-closure and environmental remediation obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WMI financial guarantees. Our financial position, which can be negatively affected by asset impairments, our credit profile and general economic factors, may increase the cost of our current financial assurance instruments, and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be required to deposit cash to collateralize certain obligations, which could negatively impact our liquidity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas where we lease approximately 297,000 square feet under a lease expiring in 2035. We also have administrative offices in Arizona, Connecticut, Illinois and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states except Montana, the District of Columbia and throughout Canada.

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

The following table summarizes our various operations as of December 31:

	2021	2020
Landfills owned or operated (a)	260	268
Transfer stations	340	348
Material recovery facilities	96	103
(a)	As of December 31, 2021 and 2020, our landfills owned or operated consisted of total acreage of 173,071 and 172,217; permitted acreage of 45,897 and 45,642; and expansion acreage of 674 and 716, respectively. Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included within this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 9, 2022 was 8,099.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Waste Management, Inc.	$100	$124	$131	$171	$180	$259
S&P 500 Index	$100	$122	$116	$153	$181	$233
Dow Jones Waste & Disposal Services Index	$100	$117	$117	$158	$169	$236

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During 2021, we allocated an aggregate of $1.35 billion in cash under our accelerated share repurchase (“ASR”) agreements. As of December 31, 2021, we had received 8.7 million shares with a weighted average price per share of $146.61. In January 2022, we completed our ASR agreement executed in December 2021, at which time we received an additional 0.4 million shares. See Note 13 to the Consolidated Financial Statements for additional information.

The following table summarizes common stock repurchases made during the fourth quarter of 2021 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total			Shares Purchased as	Approximate Maximum
	Number of	Average		Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid		Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share		Programs	the Plans or Programs
October 1 — 31	—	$—		—	$350 million
November 1 — 30	—	$—		—	$350 million
December 1 — 31	2.2	$159.32	(a)	2.2	$1.5 billion	(b)
Total	2.2	$159.32		2.2
(a)	In August 2021, we entered into an ASR agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million in cash and received 2.7 million shares based on a stock price of $147.27. The ASR agreement completed in the fourth quarter of 2021, at which time we received 0.5 million additional shares based on a final weighted average price of $154.72.

In December 2021, we executed an ASR agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.

The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the ASR agreement executed in August 2021 and the initial price per share paid for the ASR agreement executed in December 2021.

(b)	We announced in December 2021 that the Board of Directors has authorized up to $1.5 billion in future share repurchases.

Any future share repurchases will be made at the discretion of management and will depend on various factors including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2021. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity or natural gas. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2021 Sustainability Report, which details our people-first commitment to help make the communities in which we live and work safe, resilient and sustainable. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. For further discussion see section “Regulation – Emerging Trends in Policy and Regulation – Climate and Sustainability” in Item 1.

In 2021, our senior management began evaluating, overseeing and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The Company finalized the assessment of our segments during the fourth quarter of 2021. The East and West Tiers are presented in this report and constitute our existing Solid Waste business.

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, fuel surcharge and regulatory recovery fees which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, described under Results of Operations below.

Acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”)

On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grew our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility (“364-day revolving credit facility”) and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the 364-day revolving credit facility at which time it was terminated. As a result of the acquisition we recorded $4.1 billion of net assets including $2.5 billion of goodwill as of December 31, 2020. Post-closing adjustments to our purchase price allocation were not material.

In connection with our acquisition of Advanced Disposal, we and Advanced Disposal entered into an agreement that provided for GFL Environmental to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice. Immediately following the acquisition, the divestiture transactions were consummated and the Company subsequently received cash proceeds from the sale of $856 million.

See Note 11 and 17 to the Consolidated Financial Statements for more information.

For the year ended December 31, 2021, we incurred $51 million of integration related costs, and for the year ended December 31, 2020, we incurred $156 million of acquisition and integration related costs, which were primarily classified as “Selling, general and administrative expenses”. The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Post-closing through December 31, 2020, Advanced Disposal recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations. During 2021, we made significant progress on our integration of Advanced Disposal. The focus of these efforts has been to ensure that we continue to provide uninterrupted service to our customers through the integration of certain customer facing and back office digital platforms.

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

The impacts of COVID-19 on the global economy increased rapidly during the second quarter of 2020, affecting our business in most geographies and across a variety of our customer types. Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021, and continued in the back-half of 2021 with minimal impact from the resurgence in transmission of recent COVID-19 virus variants as communities and businesses remained open. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and construction and demolition and special waste volumes at our landfills. As we completed 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. We continue to be optimistic about our volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volumes and costs in the future.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As the leading waste management environmental services provider in North America, we are taking big, bold steps in an effort to catalyze positive change – change that will impact our Company as well as the communities we serve. Our sustainability agenda includes expanding recycling and focuses on meeting or exceeding specific 2025 and 2038 sustainability goals around people, customers, the environment, and community, which align with eight of the United Nations Sustainable Development Goals.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate dramatically by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. Additionally, in early 2022, we substantially implemented our new enterprise resource planning system which will drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic, intensified during the second half of 2021 and are continuing. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address frontline employee turnover, increased volume, and operational challenges servicing customers. The COVID-19 pandemic and the constrained labor market have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, we are currently experiencing margin pressures from commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices. The extent and duration of the impact of these labor market, supply chain and transportation challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic; size, location and qualifications of the labor pool; behavioral changes; wage and price structures; adoption of new or revised regulations, including vaccine mandates; and broader macroeconomic conditions. As costs increase, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With increased pressure from the strong economic recovery, particularly on labor, we remain focused on putting our people first to ensure that they are well positioned to diligently and safely execute our daily operations. We are encouraged by our results in 2021 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Year Financial Results

During 2021, we delivered strong revenue and income from operations as we continued to experience higher yield and volume recovery in our landfill, commercial and industrial collection businesses and benefited from the acquisition of Advanced Disposal. However, our income from operations was impacted by constraints on labor availability and inflationary cost pressures, primarily in the second half of 2021. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for new team members. In addition, we are focused on executing on our disciplined pricing programs to drive margin growth in the face of these additional labor cost and inflationary pressures. We also made significant investments in recycling automation technology and customer service digitalization to further support our continued focus on optimizing operational efficiency as well as achieving improved labor productivity for all lines of business. During 2021, the Company allocated $1,904 million of available cash to capital expenditures. We also allocated $2,320 million of available cash to our shareholders during 2021 through dividends and common stock repurchases.

Key elements of our 2021 financial results include:

●	Revenues of $17,931 million for 2021 compared with $15,218 million in 2020, an increase of $2,713 million, or 17.8%. The increase is primarily attributable to (i) the acquisition of Advanced Disposal; (ii) record-high increases in the market prices for recycling commodities we sell; (iii) higher yield in our collection and disposal lines of business and (iv) strong volume growth;
●	Operating expenses of $11,111 million in 2021, or 62.0% of revenues, compared with $9,341 million, or 61.4% of revenues, in 2020. The $1,770 million increase is primarily attributable to (i) increased volumes from the acquisition of Advanced Disposal; (ii) commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices, which also meaningfully impacted our operating expense as a percentage of revenue; (iii) volume recovery from earlier pandemic lows; (iv) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth and (v) inflationary cost pressures, primarily in the second half of 2021;
●	Selling, general and administrative expenses of $1,864 million in 2021, or 10.4% of revenues, compared with $1,728 million, or 11.4% of revenues, in 2020. The $136 million increase is primarily attributable to (i) higher incentive compensation costs; (ii) strategic investments in our digital platform and (iii) increased labor, support and integration costs following our acquisition of Advanced Disposal. These cost increases are partially offset by (i) lower consulting, advisory and legal fees associated with our completion of the Advanced Disposal acquisition in 2020 and (ii) a decrease in our provision for bad debts as collections returned to pre-pandemic levels;
●	Income from operations of $2,965 million, or 16.5% of revenues, in 2021 compared with $2,434 million, or 16.0% of revenues, in 2020. The improved earnings in the current year are driven by (i) strong operating results in our collection and disposal business; (ii) improved profitability in our recycling business; (iii) lower transaction-related costs following our 2020 acquisition of Advanced Disposal and (iv) improved profitability in our WM Renewable Energy business. The increase in income from operations was partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth; (ii) inflationary cost pressures and (iii) increased depreciation and amortization from our acquisition of Advanced Disposal and increased landfill amortization from higher volumes and revisions in landfill estimates. During 2021, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation and amortization of acquired assets;
●	Net income attributable to Waste Management, Inc. was $1,816 million, or $4.29 per diluted share, compared with $1,496 million, or $3.52 per diluted share, in the prior year period. The increase in income from operations discussed above, in addition to lower interest expense, drove an increase in net income which was partially offset by a loss on early extinguishment of debt;
●	Net cash provided by operating activities was $4,338 million in 2021, compared with $3,403 million in 2020 with the improvement driven by (i) an increase in earnings; (ii) our acquisition of Advanced Disposal; (iii) lower interest payments; (iv) lower income taxes paid in the current year and (v) favorable changes in our working capital, net of effects of acquisitions and divestitures; and

●	Free cash flow was $2,530 million in 2021, compared with $2,656 million in 2020. The decrease in free cash flow is primarily attributable to higher proceeds from divestitures in 2020 primarily related to assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, partially offset by an increase in net cash provided by operating activities discussed above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	2021	2020	2019
Commercial	$4,760	$4,102	$4,229
Residential	3,172	2,716	2,613
Industrial	3,210	2,770	2,916
Other collection	533	465	482
Total collection	11,675	10,053	10,240
Landfill	4,153	3,667	3,846
Transfer	2,072	1,855	1,820
Recycling	1,681	1,127	1,040
Other (a)	2,112	1,776	1,758
Intercompany (b)	(3,762)	(3,260)	(3,249)
Total	$17,931	$15,218	$15,455
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2021 vs. 2020				2020 vs. 2019
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$468	3.5%			$299	2.2%
Recycling (c)	537	51.5			75	7.6
Fuel surcharges and other (d)	240	36.9			(151)	(24.7)
Total average yield (e)			$1,245	8.2%			$223	1.5%
Volume (d)			435	2.8			(692)	(4.5)
Internal revenue growth			1,680	11.0			(469)	(3.0)
Acquisitions			1,032	6.8			248	1.7
Divestitures			(49)	(0.3)			(8)	(0.1)
Foreign currency translation			50	0.3			(8)	(0.1)
Total			$2,713	17.8%			$(237)	(1.5)%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	Beginning in 2021, includes changes in our revenue attributable to our WM Renewable Energy business from yield, which is included in Fuel Surcharges and Other, and Volume.
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield for the year ended December 31 are as follows (dollars in millions):

	2021 vs. 2020		2020 vs. 2019
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$152	3.9%	$91	2.4%
Industrial	126	4.8	74	2.7
Residential	119	4.5	73	2.9
Total collection	397	4.2	238	2.5
Landfill	42	1.8	32	1.3
Transfer	29	2.9	29	3.0
Total collection and disposal	$468	3.5%	$299	2.2%

Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate. We experienced strong average yield growth in our collection line of business of 4.2% in 2021, up from 2.5% in 2020, showing our focus on our pricing efforts in this inflationary environment. We are driving improvements in our residential line of business, aligning the price charged for services we provide to our customers with the costs to provide the services, resulting in increased average yield in 2021 of 4.5%, up from 2.9% in 2020. We are also continuing to see growth in our landfill and transfer businesses with our municipal solid waste business experiencing 3.2% average yield growth for 2021 compared to 2.3% in 2020. A significant portion of our revenue is tied to a price escalation index with a lookback provision, which has resulted in a timing lag in our ability to recover increased costs under those contracts during this period of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. As we enter 2022, many of these contract lookback provisions will begin to capture the recent inflationary cost increases.

Recycling — Recycling revenue increased $537 million and $75 million in 2021 and 2020, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities. Average market prices for recycling commodities at the Company’s facilities were approximately 115% and 19% higher in 2021 and 2020, respectively, when compared with the prior year periods. Market prices began to increase in 2020 from the unprecedented lows experienced in 2019, largely due to COVID-19 related decreases in the supply of recycled materials. Demand for recycled materials strengthened in the back-half of 2020 and continued in 2021, outpacing supply, driven by the growth in e-commerce, businesses re-opening, and manufacturers committing to use more recycled content in their packaging. We have also maintained our focus on converting to a fee-based pricing model that ensures fees paid by customers address the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream.

Fuel Surcharges and Other — These fees, which include our fuel surcharge program, yield from our WM Renewable Energy business and other mandated fees, increased $240 million in 2021, as compared with 2020, and decreased $151 million in 2020 as compared with 2019. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Market prices for diesel fuel were almost 30% higher in 2021, when compared with 2020, as diesel fuel prices began to increase towards the end of 2020 and continued to increase throughout 2021. Consistent with the general downturn in oil and gas markets in 2020, market prices for diesel fuel were approximately 16% lower in 2020, as compared to 2019. Additionally, we transitioned certain customers’ pricing away from a fuel surcharge in 2020, reflecting the cost of fuel in the base rates we charge for our services, which further contributed to the decline in 2020 as compared with 2019. Revenue from our WM Renewable Energy business increased in 2021, as compared to 2020, primarily driven by the increase in value for renewable fuel standard credits. The other fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the periods presented.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $435 million, or 2.8%, in 2021, as compared with 2020, and decreased $692 million, or 4.5%, in 2020, as compared with 2019.

Over the last year, our volumes have been recovering from the sharp decline experienced in April 2020 as a result of COVID-19. The pace of recovery in our volumes accelerated in the second quarter of 2021 and continued in the back-half of 2021 with minimal impact from the resurgence in transmission of recent COVID-19 virus variants as communities and businesses remained open. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and our landfill volumes. As we completed 2021, volumes in each of these lines of business were either on par with pre-pandemic levels or have now surpassed 2019 volumes. We continue to be optimistic about volume recovery and overall economic recovery from the impacts of the COVID-19 pandemic. However, uncertainty remains with respect to various factors that influence the pace of economic recovery and the potential for future resurgence in transmission of COVID-19 and related business closures due to virus variants or otherwise. Such conditions could adversely impact our volumes in the future. In addition, our WMSBS business volume grew from our continued focus on a differentiated service model for national accounts customers.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $983 million, or 6.5%, and $240 million, or 1.6%, in 2021 and 2020, respectively, as compared with the prior year periods, primarily due to our acquisition of Advanced Disposal.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling line of business, including certain rebates paid to suppliers; (vi) fuel costs, net of tax credits for alternative fuel, which represent the costs of fuel to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies. Variations in volumes year-over-year, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses.

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2021		2020		2019
Labor and related benefits	$3,223	18.0%	$2,746	18.1%	$2,791	18.0%
Transfer and disposal costs	1,161	6.5	1,135	7.5	1,160	7.5
Maintenance and repairs	1,596	8.9	1,331	8.7	1,355	8.8
Subcontractor costs	1,766	9.9	1,523	10.0	1,532	9.9
Cost of goods sold	936	5.2	553	3.6	553	3.6
Fuel	393	2.2	265	1.7	336	2.2
Disposal and franchise fees and taxes	698	3.9	606	4.0	627	4.1
Landfill operating costs	412	2.3	394	2.6	379	2.4
Risk management	344	1.9	269	1.8	267	1.7
Other	582	3.2	519	3.4	496	3.2
	$11,111	62.0%	$9,341	61.4%	$9,496	61.4%

Our operating expenses for 2021 increased, as compared with 2020, primarily due to (i) increased volumes from the acquisition of Advanced Disposal; (ii) commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices; (iii) volume recovery from earlier pandemic lows; (iv) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth and (v) inflationary cost pressures, primarily in the second half of 2021. These impacts were partially offset by our continued focus on operating efficiency and efforts to control costs as volumes grow.

Our operating expenses for 2020 decreased, as compared with 2019, primarily due to decreases in our landfill and industrial and commercial collection volumes and our proactive steps to manage our variable costs in response to the volume declines resulting from COVID-19 impacts. The revenue declines due to the COVID-19 pandemic had a greater impact on our higher margin lines of business and negatively impacted operating costs as a percentage of revenues. In addition, our operating expenses as a percentage of revenues was impacted by our acquisition of Advanced Disposal as the acquired business’s operating cost structure was higher than ours and we incurred certain one-time, upfront costs.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2021, as compared with 2020, was largely driven by (i) increased labor and related benefits costs related to our acquisition of Advanced Disposal; (ii) merit and proactive market wage adjustments to hire and retain talent; (iii) volume increases, particularly in our commercial and industrial collection businesses, which when combined with driver shortages and turnover in certain markets, increased overtime and training hours; (iv) higher annual incentive compensation and (v) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels. The decrease in labor and related benefits costs in 2020, as compared with 2019, was largely driven by decreases in volume in our industrial and commercial collection businesses. Our proactive steps positioned us to optimize our route structure to respond to lower industrial and commercial collection volumes. Additionally, the decrease was attributable to (i) improved efficiency; (ii) lower headcount due to employee attrition coupled with proactive steps to defer hiring due to COVID-19 driven uncertainty and (iii) lower annual incentive compensation. These decreases were offset, in part, by annual merit increases and the addition of employees as a result of our acquisition of Advanced Disposal.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2021, as compared with 2020, was largely driven by increased volume, which includes the volumes from our acquisition of Advanced Disposal and inflationary cost increases from our third-party haulers. The decrease in transfer and disposal costs in 2020, as compared with 2019, was largely driven by volume declines in our industrial and commercial collection businesses as a result of COVID-19 offset, in part, by additional disposal costs attributable to our acquisition of Advanced Disposal.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2021, as compared with 2020, was largely driven by (i) our acquisition of Advanced Disposal, including intentional investments to bring the acquired fleet to our standards; (ii) inflationary cost increases for parts, supplies and third-party services; (iii) additional fleet maintenance driven by commercial and industrial collection volume increases; (iv) labor cost pressure from our technicians, including higher overtime from labor shortages; (v) an increase in container repairs driven by volume increases and delays in normal course capital expenditures for steel containers due to both steel costs and supply chain constraints and (vi) increased building maintenance costs including improvements to facilities. The decrease in maintenance and repairs costs in 2020, as compared with 2019, was largely driven by proactive steps to optimize routes and reduce overtime hours to address the volume declines discussed above. Additionally, the 2019 period was also impacted by a $16 million non-cash charge to write-off certain equipment costs related to our Other segment. This decline in costs was partially offset by intentional investments in the acquired Advanced Disposal fleet and inflationary cost pressures for both our Company and third-party services due to demand for skilled technician labor as well as for parts and supplies.

Subcontractor Costs — The increase in subcontractor costs in 2021, as compared with 2020, was largely driven by (i) inflationary cost increases from third-party haulers and higher volumes; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business and (iii) the acquisition of Advanced Disposal. The decrease in subcontractor costs in 2020, as compared with 2019, was largely due to COVID-19 driven volume declines in our industrial collection business and projects ending or scaling down during 2020 in our EES business. The decrease was offset, in part, by an increase in business activity in our WMSBS business.

Cost of Goods Sold — The increase in cost of goods sold in 2021, as compared with 2020, was primarily driven by increases in market prices for recycling commodities of approximately 115% and to a lesser extent, higher recycling volumes. Costs in 2020 were flat when compared with 2019 in spite of an increase in commodity prices, largely due to lower recycling volumes as a result of COVID-19. Additionally, a higher percentage of our overall recycled commodity sales in 2020 were targeted at domestic markets, resulting in lower freight costs.

Fuel — The increase in fuel costs in 2021, as compared with 2020, was primarily due to (i) increases of almost 30% in market prices for diesel fuel; (ii) the acquisition of Advanced Disposal and (iii) volume increases in our commercial and industrial collection businesses. The decrease in fuel costs in 2020, as compared with 2019, was primarily due to (i) a decline of approximately 15% in market prices for diesel fuel; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (iii) volume declines. The decreases were offset, in part, by (i) lower federal alternative fuel credits and (ii) additional costs attributable to our acquisition of Advanced Disposal.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2021, as compared with 2020, was primarily driven by (i) landfill volume increases; (ii) disposal rate increases at certain landfills and (iii) additional costs attributable to our acquisition of Advanced Disposal. The decrease in disposal and franchise fees and taxes in 2020, as compared with 2019, was primarily related to lower landfill volumes, largely driven by the impact of COVID-19. The decreases were offset, in part, by additional costs attributable to our acquisition of Advanced Disposal.

Landfill Operating Costs — The increase in landfill operating costs in 2021, as compared with 2020, was primarily due to volume increases, which includes our acquisition of Advanced Disposal and increased testing and monitoring costs. These increases were partially offset by (i) lower leachate management costs, primarily due to the cessation of certain transportation costs in our East Tier segment and (ii) changes in the measurement of our environmental remediation obligations and recovery assets in 2021 and 2020. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In 2021, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense. Conversely, in 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense.

The increase in landfill operating costs in 2020, as compared with 2019, was primarily due to higher leachate management costs compared to the prior year and additional costs attributable to our acquisition of Advanced Disposal. This increase was offset, in part, by decreases attributable to lower volumes at our landfills.

Risk Management — The increase in risk management costs in 2021, as compared with 2020, was primarily due to our acquisition of Advanced Disposal and overall economic recovery, increasing business activity and claim volumes and related costs. Risk management costs were relatively flat in 2020, as compared with 2019.

Other — Other operating cost increases in 2021, as compared with 2020, were due to our acquisition of Advanced Disposal and increased equipment rental costs attributable, in part, to increased volumes and supply chain constraints slowing normal course fleet and equipment orders. Additionally, during the second half of 2021, additional volumes and inflationary cost pressures drove an increase in various costs. Partially offsetting these was a favorable litigation settlement in 2021. Additionally, net gains on sales of certain assets during each year impacted the comparability of the reported periods.

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2021		2020		2019
Labor and related benefits	$1,215	6.8%	$1,057	6.9%	$1,020	6.6%
Professional fees	228	1.3	256	1.7	183	1.2
Provision for bad debts	37	0.2	54	0.4	38	0.3
Other	384	2.1	361	2.4	390	2.5
	$1,864	10.4%	$1,728	11.4%	$1,631	10.6%

Selling, general and administrative expenses for 2021, as compared with 2020, increased primarily due to (i) higher incentive compensation costs; (ii) strategic investments in our digital platform, including planned investments in a new enterprise resource planning system and investments in customer service digitalization and (iii) increased labor, support and integration costs following our acquisition of Advanced Disposal. Partially offsetting these increases are lower consulting, advisory and legal fees from the 2020 acquisition of Advanced Disposal and improvements in our provision for bad debts as collections returned to pre-pandemic levels. Although our costs increased, the significant revenue increase positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year periods.

Selling, general and administrative expenses for 2020, as compared with 2019, increased due to (i) incremental costs of approximately $150 million incurred in connection with the acquisition and integration of Advanced Disposal; (ii) strategic investments in our digital platform and (iii) an increase in the provision for bad debts due to negative impacts on customer receipts experienced as a result of the COVID-19 pandemic. In addition to the cost increases, selling, general and administrative expenses as a percent of revenue increased in 2020 due to the decline in volume-related revenues.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs for 2021, as compared with 2020, was primarily due to (i) higher incentive compensation costs; (ii) additional headcount, including from our acquisition of Advanced Disposal; (iii) annual merit increases for our employees; (iv) costs associated with our strategic investments in our digital platform and (v) increases in health and welfare costs attributable to medical care activities generally returning to pre-pandemic levels from the lower level experienced during 2020. The increase in labor and related benefits costs in 2020, as compared with 2019, was largely due to (i) costs incurred in connection with our acquisition of Advanced Disposal, including severance costs and additional headcount; (ii) annual merit increases and (iii) costs associated with our strategic investments in our digital platform. These cost increases were offset, in part, by (i) lower annual incentive compensation costs and (ii) proactive steps undertaken to defer hiring and reduce labor related costs.

Professional Fees — Professional fees decreased for 2021, as compared with 2020, primarily due to lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in 2020, partially offset by increased strategic investments in our digital platform and integration costs related to our acquisition of Advanced Disposal. The increases in professional fees in 2020, as compared with 2019, were primarily driven by consulting, advisory and legal fees incurred in connection with our acquisition and integration of Advanced Disposal and strategic investments in our digital platform.

Provision for Bad Debts — The decrease in provision for bad debts for 2021, as compared with 2020, was primarily due to an overall improvement in customer account collections and decreased collection risk with certain customers. The increase in the provision for bad debts in 2020, as compared with 2019, was primarily due to increased collection risk associated with certain customers as a result of the COVID-19 pandemic.

Other — The increase in other expenses for 2021, as compared with 2020, was primarily driven by costs associated with our acquisition of Advanced Disposal and increased technology infrastructure costs to support our strategic investments in our digital platform. The decrease in other expenses in 2020, as compared with 2019, was primarily due to lower litigation costs and proactive measures taken to reduce discretionary costs, such as travel and entertainment, company-wide. These cost decreases were offset, in part, by increased technology infrastructure costs in 2020 to support strategic investments in our digital platform. We also incurred one-time technology costs in 2020 to transition employees to work-from-home in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2021		2020		2019
Depreciation of tangible property and equipment	$1,125	6.2%	$996	6.6%	$893	5.8%
Amortization of landfill airspace	731	4.1	568	3.7	575	3.7
Amortization of intangible assets	143	0.8	107	0.7	106	0.7
	$1,999	11.1%	$1,671	11.0%	$1,574	10.2%

The increase in depreciation of tangible property and equipment in 2021, as compared with 2020, was related to our acquisition of Advanced Disposal and investments in capital assets, including our fleet, heavy equipment at our landfills and containers to service our customers. The increase in amortization of landfill airspace in 2021, as compared with 2020, was driven by (i) changes in amortization rates driven by revisions in landfill estimates, which includes changes in the anticipated timing of capping, closure and post-closure activities; (ii) our acquisition of Advanced Disposal and (iii) landfill volume increases from the economic recovery. Additionally, 2020 benefited from a decrease in the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations. The increase in amortization of intangible assets in 2021, as compared with 2020, was primarily driven by the amortization of acquired intangible assets related to the acquisition of Advanced Disposal.

The increase in depreciation of tangible property and equipment in 2020, as compared with 2019, was primarily related to (i) investments in capital assets, including our fleet and facilities and (ii) additional depreciation attributable to our acquisition of Advanced Disposal. The decrease in amortization of landfill airspace in 2020, as compared with 2019, was driven by (i) lower volumes at our landfills, primarily as a result of the COVID-19 pandemic, and (ii) a decrease in the inflation rate used to estimate capping, closure and post-closure asset retirement obligations from 2.5% to 2.25% at December 31, 2020. These decreases were offset, in part, by charges to reflect changes in estimated landfill construction costs and our acquisition of Advanced Disposal.

Our amortization of intangible assets was flat in 2020, as compared with 2019. The increased expense for intangible assets acquired as part of the acquisition of Advanced Disposal was offset, primarily by decreases for certain customer list assets reaching the end of their lives.

Restructuring

During the year ended December 31, 2021, we recognized $8 million of restructuring charges primarily related to our acquisition of Advanced Disposal. During the year ended December 31, 2020, we recognized $9 million of restructuring charges primarily related to modifying our field sales and customer services structures to better support our investment in customer service digitalization, which is discussed above.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2021	2020	2019
Gain from divestitures, net	$(44)	$(33)	$—
Asset impairments	8	68	42
Other	20	—	—
	$(16)	$35	$42

During the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and (ii) an $8 million gain from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

During the year ended December 31, 2020, we recognized $35 million of net charges primarily related to (i) a $33 million net gain associated with net asset divestitures executed to address requirements of the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, primarily within our West Tier segment; (ii) $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our West Tier segment; (iii) a $20 million non-cash impairment charge in our East Tier segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace and (iv) $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment.

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges within our Other segment, of which $17 million related to our EES business, and $10 million related to our LampTracker® reporting unit and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations in our West Tier segment.

See Note 2 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the year ended December 31 and has been updated to reflect our realigned segments which are discussed further in Note 19 to the Consolidated Financial Statements (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2021	Change		2020(c)	Change		2019(c)
Solid Waste:
East Tier	$2,037	$365	21.8%	$1,672	$(175)	(9.5)%	$1,847
West Tier	2,103	303	16.8	1,800	(134)	(6.9)	1,934
Solid Waste	4,140	668	19.2	3,472	(309)	(8.2)	3,781
Other (a)	34	76	*	(42)	116	*	(158)
Corporate and Other (b)	(1,209)	(213)	21.4	(996)	(79)	8.6	(917)
Total	$2,965	$531	21.8%	$2,434	$(272)	(10.1)%	$2,706
Percentage of revenues	16.5%			16.0%			17.5%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our EES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.
(c)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2021 are summarized below:

●	Income from operations in our Solid Waste business increased for 2021, as compared with 2020, primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume, as well as the acquisition of Advanced Disposal; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) changes from divestitures, asset impairments and unusual items discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth; (ii) increased landfill amortization from higher volumes and revisions in landfill estimates, including the anticipated timing of capping, closure and post-closure activities at certain landfills and adjustments in 2020 to the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations that benefitted costs in 2020 and (iii) inflationary cost pressures. During 2021, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation and amortization of acquired assets.
●	Income from operations for 2020 decreased, as compared with 2019, for the Solid Waste business due to the overall negative impact of the COVID-19 pandemic resulting in revenue declines from lower volumes and higher depreciation expense which was primarily related to investments in capital assets, including our fleet and facilities. The declines were partially offset by (i) higher yield in our collection and disposal businesses; (ii) the benefit of resumed fees and price increases; (iii) lower operating costs directly related to our proactive steps taken to manage our variable costs in the lower volume environment and (iv) a net divestiture gain of $33 million associated with the sale of net assets to GFL Environmental, primarily within our West Tier segment.

Additionally, income from operations for our West Tier segment was impacted by $41 million of non-cash asset impairment charges primarily related to two landfills and an oil field waste injection facility. Income from operations for our East Tier segment was impacted by a $20 million non-cash impairment charge related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace. Furthermore, in 2019, our West Tier segment benefited from the clean-up efforts of natural disasters primarily in California and similar efforts did not recur in 2020.

Other — The increase in income from operations for 2021, as compared with 2020, was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business.

Income from operations for the Other segment for 2020, as compared with 2019, was favorably impacted primarily by (i) volume increases in our WM Renewable Energy business as a result of a new renewable energy facility coming online; (ii) our WMSBS business as a result of newly executed national account contracts and (iii) our recycling brokerage business.

Corporate and Other — The most significant items affecting the results of operations for Corporate and Other during the three years ended December 31, 2021 are summarized below:

●	These costs increased in 2021, as compared with 2020, due to (i) higher incentive compensation costs; (ii) increased labor, support and integration costs following our acquisition of Advanced Disposal; (iii) strategic investments in our digital platform; (iv) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (v) charges pertaining to reserves for certain loss contingencies during 2021. These increases were partially offset by lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in the fourth quarter of 2020 and changes in the measurement of our environmental remediation obligations and recovery assets in both 2020 and 2021.
●	The costs increased in 2020, as compared with 2019, due to (i) higher consulting, advisory and legal fees associated with our acquisition and integration of Advanced Disposal; (ii) strategic investments in our digital platform; (iii) incremental costs associated with the COVID-19 pandemic and (iv) higher long-term incentive compensation costs. These increased expenses were offset, in part, by (i) lower annual incentive compensation costs and (ii) lower litigation reserves.

Interest Expense, Net

Our interest expense, net was $365 million, $425 million and $411 million in 2021, 2020 and 2019, respectively. The decrease in interest expense, net for 2021 was primarily due to certain refinancing activities, as discussed further below, including (i) the redemption of $3.0 billion of senior notes in July 2020 and the issuance of $2.5 billion of senior notes in November 2020 at lower rates and (ii) the retirement of $1.3 billion of certain high-coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021. The decreases were partially offset by decreases in interest income as a result of lower cash and cash equivalents balances in 2021. The increase in interest expense, net for 2020 was primarily attributable to decreases in interest income resulting from lower cash and cash equivalents balances, due to the redemption of $3.0 billion of senior notes with a special mandatory redemption feature (the “SMR Notes”) in July 2020 as discussed below in Loss on Early Extinguishment of Debt, Net. Partially offsetting the decreases in interest income were favorable impacts due to a lower interest rate on our commercial paper borrowings as a result of the favorable interest rate environment in 2020 compared to 2019.

Loss on Early Extinguishment of Debt, Net

In May 2021, WMI issued $950 million of senior notes, which are discussed further below in Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations. Concurrently, we used the net proceeds from the newly issued senior notes of $942 million and available cash on hand to retire $1.3 billion of certain high-coupon senior notes. The loss on early extinguishment of debt for 2021 includes $220 million of charges related to this tender offer, including cash paid of $211 million related to premiums and other third-party costs, and $9 million primarily related to unamortized discounts and debt issuance costs. See Note 6 to the Consolidated Financial Statements for more information related to these transactions.

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

In May 2019, WMI issued $4.0 billion of senior notes, including $3.0 billion of SMR Notes. We used $344 million of the proceeds from this offering to retire $257 million principal amount of certain high-coupon senior notes. The cash paid to retire the high-coupon senior notes also included $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Consolidated Statement of Operations, and $3 million of accrued interest.

In the third quarter of 2019, we elected to refund and reissue $99 million of tax-exempt bonds, which resulted in the recognition of a $1 million loss on early extinguishment of debt in our Consolidated Statement of Operations.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $36 million, $68 million and $55 million in 2021, 2020 and 2019, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments, which are discussed further in Notes 8 and 18 to the Consolidated Financial Statements. In 2020, the entity that held and managed our ownership interest in the refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time. Additionally, the 2019 period includes losses associated with our investment in a refined coal facility.

Other, Net

We recognized other, net income of $5 million in 2021 and 2020, compared to other, net expense of $50 million in 2019. In 2019, we recognized a $52 million non-cash impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

We recorded income tax expense of $532 million, $397 million and $434 million in 2021, 2020 and 2019, respectively, resulting in effective income tax rates of 22.6%, 20.9% and 20.6% for the years ended December 31, 2021, 2020 and 2019, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Investments Qualifying for Federal Tax Credits — Our low-income housing properties and refined coal facility investments reduced our income tax expense by $74 million, $87 million and $96 million, primarily due to tax credits realized from these investments for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 18 to the Consolidated Financial Statements for additional information related to these unconsolidated variable interest entities;
●	Other Federal Tax Credits — During 2021, 2020 and 2019, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $5 million, $7 million and $11 million, respectively;
●	Equity-Based Compensation — During 2021, 2020 and 2019, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $18 million, $27 million and $25 million, respectively;
●	State Net Operating Losses and Credits — During 2021, 2020 and 2019, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $15 million, $12 million and $14 million, respectively;
●	Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities and our audits are in various stages of completion. During the reported periods, we settled various tax audits, which resulted in a reduction in our income tax expense of $13 million, $10 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively;
●	Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes primarily due to the filing of our income tax returns, analysis of our deferred tax balances and uncertain tax positions, and changes in state and foreign laws resulted in an increase in our income tax expense of $17 million for the year ended December 31, 2021, and a reduction in our income tax expense of $3 million and $22 million for the years ended December 31, 2020 and 2019, respectively;
●	Tax Implications of Divestitures – During 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which resulted in a reduction in our income tax expense of $8 million;
●	Non-Deductible Transaction Costs — During 2020 and 2019, we recognized the detrimental tax impact of $27 million and $10 million, respectively, of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes; and
●	Tax Implications of Impairments — Portions of the impairment charges recognized during 2019 were not deductible for tax purposes resulting in an increase in income tax expense of $15 million. The non-cash impairment charges recognized during 2021 and 2020 were deductible for tax purposes. See Note 11 to the Consolidated Financial Statements for more information related to our impairment charges.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 255 solid waste landfills and five secure hazardous waste landfills as of December 31, 2021 and 263 solid waste landfills and five secure hazardous waste landfills as of December 31, 2020. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2021			2020
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,891	191	5,082	4,754	200	4,954
Acquisitions, divestitures, newly permitted landfills and closures	(4)	—	(4)	259	14	273
Changes in expansions pursued (a)	—	105	105	—	21	21
Expansion permits granted (b)	126	(126)	—	44	(44)	—
Amortizable tons received	(124)	—	(124)	(112)	—	(112)
Changes in engineering estimates and other (c)	—	4	4	(54)	—	(54)
Balance as of end of year (in tons)	4,889	174	5,063	4,891	191	5,082
Balance as of end of year (in cubic yards)	4,808	163	4,971	4,828	163	4,991
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at seven of our landfills during 2021 and four of our landfills during 2020, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2021					2020
	# of		Total		Tons per	# of	Total		Tons per
	Sites		Tons		Day	Sites	Tons		Day
Solid waste landfills (a)	255	(b)	124,773		457	263	112,729		413
Hazardous waste landfills	5		610		2	5	676		2
	260		125,383		459	268	113,405		415
Solid waste landfills closed, divested or lease or other contractual agreement expired during related year	9		114			5	318
			125,497	(c)			113,723	(c)
(a)	As of December 31, 2021 and 2020, we had 14 landfills and 17 landfills, respectively, which were not accepting waste.

(b)	In 2021, we (i) executed one new contractual agreement; (ii) divested one landfill; (iii) divested one service agreement; (iv) closed six landfills and (v) closed one landfill operated under contractual agreement.
(c)	These amounts include 1.6 million tons and 1.7 million tons as of December 31, 2021 and 2020, respectively, that were received at our landfills but were not amortized as they were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

As of December 31, 2021, we owned or controlled the management of 230 sites with remedial activities, are in closure or have received a certification of closure from the applicable regulatory agency.

Based on remaining permitted airspace as of December 31, 2021 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 38 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 39 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2021, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	28
6 to 10 years	21
11 to 20 years	50
21 to 40 years	61
41+ years	100
Total	260	(a)
(a)	Of the 260 landfills, 219 are owned, 29 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2021 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Amortization	Landfill Assets
December 31, 2020	$16,842	$(9,692)	$7,150
Capital additions	791	—	791
Asset retirement obligations incurred and capitalized	117	—	117
Amortization of landfill airspace	—	(731)	(731)
Foreign currency translation	8	(3)	5
Asset retirements and other adjustments	(24)	36	12
December 31, 2021	$17,734	$(10,390)	$7,344

As of December 31, 2021, we estimate that we will spend approximately $639 million in 2022, and approximately $1.4 billion in 2023 and 2024 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

As of December 31, 2021, we had 14 landfills which were not accepting waste. During the year ended December 31, 2021, we performed tests of recoverability for five of these landfills with an aggregate net recorded capitalized landfill asset cost of $297 million, for which the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining nine landfills as the net recorded capitalized landfill asset cost was not material.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance on accounting for asset retirement obligations and are discussed in Note 2 to the Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2021 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2020	$2,156	$230
Obligations incurred and capitalized	117	—
Obligations settled	(101)	(22)
Interest accretion	108	3
Revisions in estimates and interest rate assumptions (a)	33	2
Acquisitions, divestitures and other adjustments (b)	13	—
December 31, 2021	$2,326	$213
(a)	The amount reported for our landfill liabilities includes an increase of $15 million due to a business decision to accelerate the closure timing of a landfill in our West Tier segment, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. The remaining increase relates to revisions in estimated costs and timing of capping, closure and post-closure liabilities.
(b)	The amount reported for our landfill liabilities includes an increase of $13 million related to changes in the fair values assigned to certain acquired Advanced Disposal sites.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2021	2020	2019
Interest accretion on landfill liabilities	$108	$103	$98
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(2)	9	13
Leachate and methane collection and treatment	183	189	173
Landfill remediation costs	6	1	4
Other landfill site costs	117	92	91
Total landfill operating costs	$412	$394	$379

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

The following table presents our landfill airspace amortization expense on a per-ton basis for the year ended December 31:

	2021	2020	2019
Amortization of landfill airspace (in millions)	$731	$568	$575
Tons received, net of redirected waste (in millions)	124	112	121
Average landfill airspace amortization expense per ton	$5.90	$5.07	$4.75

Different per-ton amortization rates are applied at each of our 260 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic growth and sustainability investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating, strategic and other liquidity requirements.

Summary of Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2021 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded Obligations:
Final capping, closure and post-closure liabilities (a)	$137	$171	$165	$188	$133	$2,477	$3,271
Debt payments (b)	2,449	651	249	1,278	677	8,275	13,579
Unrecorded Obligations:
Interest on debt (c)	323	290	278	266	247	2,293	3,697
Estimated unconditional purchase obligations (d)	197	182	130	105	95	368	1,077
Anticipated liquidity impact as of December 31, 2021	$3,106	$1,294	$822	$1,837	$1,152	$13,413	$21,624
(a)	Includes liabilities for final capping, closure and post-closure costs recorded in our Consolidated Balance Sheet as of December 31, 2021, without the impact of discounting and inflation. Our recorded liabilities for final capping, closure and post-closure costs will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(c)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2021. As of December 31, 2021, we had $58 million of accrued interest related to our debt obligations.
(d)	Our unrecorded obligations represent purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees that we do not expect to materially affect our current or future financial position, results of operations or liquidity. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations and guarantees.

In addition to the above, we also have recorded obligations related to liabilities associated with environmental remediation costs and non-cancelable operating lease obligations, which are discussed further in Notes 3 and 7 to the Consolidated Financial Statements, respectively.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2021	2020
Cash and cash equivalents	$118	$553
Restricted trust and escrow accounts:
Insurance reserves	$305	$306
Final capping, closure, post-closure and environmental remediation funds	118	114
Other	5	2
Total restricted trust and escrow accounts (a)	$428	$422
Debt:
Current portion	$708	$551
Long-term portion	12,697	13,259
Total debt	$13,405	$13,810
(a)	As of December 31, 2021 and 2020, $80 million and $75 million, respectively, of these account balances was included in other current assets in our Consolidated Balance Sheets.

Cash and cash equivalents — The decrease in cash and cash equivalents during 2021 is primarily due to the use of available cash to retire certain high-coupon senior notes in May 2021, which is discussed above in Loss on Early Extinguishment of Debt, Net.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2021 are described in Note 6 to the Consolidated Financial Statements.

As of December 31, 2021, we had $3.1 billion of debt maturing within the next 12 months, including (i) $1.8 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.90% senior notes that mature in September 2022 and (iv) $170 million of other debt with scheduled maturities within the next 12 months, including $71 million of tax-exempt bonds. As of December 31, 2021, we have classified $2.4 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $708 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2021, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable rate tax-exempt bonds are reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Consolidated Balance Sheet as of December 31, 2021.

In May 2021, WMI issued $950 million of senior notes consisting of $475 million of 2.00% senior notes due June 1, 2029 and $475 million of 2.95% senior notes due June 15, 2041. The net proceeds from these debt issuances were $942 million, all of which were used along with available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The cash paid included the principal amount of the debt retired, $211 million of related premiums and other third-party costs, which are classified as loss on early extinguishment of debt in our Consolidated Statement of Operations, and $15 million of accrued interest. See Note 6 to the Consolidated Financial Statements for more information related to the debt transactions.

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2021	2020
Revolving credit facility (a)	$167	$270
Other letter of credit lines (b)	764	566
	$931	$836
(a)	As of December 31, 2021, we had an unused and available credit capacity of $1.5 billion.
(b)	As of December 31, 2021, these other letter of credit lines are uncommitted with terms extending through April 2023.

Guarantor Financial Information

WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. In lieu of providing separate financial statements for the subsidiary issuer and guarantor (WMI and WM Holdings), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for WMI and WM Holdings on a combined basis after elimination of intercompany transactions between WMI and WM Holdings and amounts related to investments in any subsidiary that is a non-guarantor (in millions):

December 31, 2021
Balance Sheet Information:
Current assets	$6
Noncurrent assets	13
Current liabilities	590
Noncurrent liabilities:
Advances due to affiliates	18,033
Other noncurrent liabilities	10,778

Year Ended
December 31, 2021
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	343

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 (in millions):

	2021	2020	2019
Net cash provided by operating activities	$4,338	$3,403	$3,874
Net cash used in investing activities	$(1,894)	$(4,847)	$(2,376)
Net cash (used in) provided by financing activities	$(2,900)	$(1,559)	$1,964

Net Cash Provided by Operating Activities — Our operating cash flows for 2021, as compared with 2020, increased by $935 million primarily as a result of (i) an increase in earnings primarily attributable to our collection, disposal and recycling lines of business; (ii) our acquisition of Advanced Disposal; (iii) lower interest payments in 2021 primarily due to certain refinancing activities and the retirement of high-coupon debt during 2020 reducing our overall interest rates; (iv) lower income taxes paid in 2021 and (v) favorable changes in our working capital, net of effects of acquisitions and divestitures. Our working capital was favorably impacted by process improvements that contributed to a significant improvement in our days-to-collect metrics. These favorable impacts were partially offset by the timing of cash tax benefits received in 2020 associated with federal alternative fuel tax credits.

Our operating cash flows for 2020, as compared with 2019, decreased by $471 million as a result of (i) higher income tax payments related to a taxable gain on the sale of Advanced Disposal assets to GFL Environmental; (ii) increased interest payments and integration related spending due to our acquisition of Advanced Disposal; (iii) payments associated with investments we made in our digital platform and (iv) to a lesser extent, lower earnings on our traditional Solid Waste business primarily caused by the impact of the COVID-19 pandemic. These results were partially offset by cash benefits in 2020 associated with the 2019 federal alternative fuel credits.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $76 million, $4,088 million and $527 million in 2021, 2020 and 2019, respectively, of which $75 million, $4,085 million and $521 million, respectively, are considered cash used in investing activities. The remaining spend is financing or operating activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our Solid Waste business. Our acquisition spending in 2020 and 2019 is primarily attributable to Advanced Disposal and Petro Waste Environmental LP, respectively. See Note 17 to the Consolidated Financial Statements for additional information. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.
●	Capital Expenditures — We used $1,904 million, $1,632 million and $1,818 million for capital expenditures in 2021, 2020 and 2019, respectively. The increase in 2021 is due in part to intentional steps the Company took to accelerate growth capital spending on recycling and renewable energy projects. Additionally, in 2020 we took proactive steps to reduce the amount of capital spending required due to the decrease in volumes as a result of COVID-19. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.
●	Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $96 million, $885 million and $49 million in 2021, 2020 and 2019, respectively. In 2021, our proceeds are primarily the result of the sale of certain non-strategic Canadian operations. In 2020, our proceeds included $856 million related to the sale of assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal. The remaining amounts in 2021, 2020 and 2019 generally related to the sale of fixed assets.
●	Other, Net — Our spending within other, net was $11 million, $15 million, and $86 million in 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, we used $32 million, $14 million and $44 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. Our 2021 cash spend was partially offset by proceeds received from the sale of an equity method investment. We also used $20 million in 2019 to make an initial cash payment associated with a low-income housing investment. In 2019, these items were partially offset by cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations.

Net Cash (Used in) Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt for the year ended December 31 (in millions):

	2021	2020	2019
Borrowings:
Revolving credit facility	$—	$50	$—
Commercial paper program (a)	6,831	3,630	8,554
364-day revolving credit facility (b)	—	3,000	—
Senior notes	942	2,479	3,971
Canadian senior notes	—	—	373
Tax-exempt bonds	175	261	339
Other debt	—	—	—
	$7,948	$9,420	$13,237
Repayments:
Revolving credit facility	$—	$(50)	$(11)
Commercial paper program (a)	(6,872)	(1,822)	(9,555)
364-day revolving credit facility (b)	—	(3,000)	—
Senior notes	(1,289)	(4,000)	(257)
Advanced Disposal senior notes (c)	—	(437)	—
Tax-exempt bonds	(127)	(212)	(204)
Other debt	(116)	(108)	(61)
	$(8,404)	$(9,629)	$(10,088)
Net cash (repayments) borrowings	$(456)	$(209)	$3,149
(a)	Beginning in 2021, we elected to report these cash flows on a gross basis. Reclassifications have been made to our prior period information for comparability purposes. Borrowings incurred in 2020 were used for the redemption of the SMR Notes and to partially fund our acquisition of Advanced Disposal. Borrowings incurred in 2021 and 2019 were primarily to support acquisitions and for general corporate purposes.
(b)	In November 2020, we terminated this facility contemporaneously with repayment of all outstanding borrowings with proceeds from our November 2020 senior notes issuance.
(c)	At the time of acquisition, Advanced Disposal had certain outstanding senior notes which were redeemed in 2020 pursuant to an optional redemption feature as further discussed in Note 17 to the Consolidated Financial Statements.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon notes as discussed further in Note 6 to the Consolidated Financial Statements. During 2020, we paid premiums of $30 million to redeem $3.0 billion of senior notes that contained a special mandatory redemption feature tied to the timing of the Advanced Disposal acquisition closing. During 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Loss on Early Extinguishment of Debt, Net for further discussion.
●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We allocated $1,350 million, $402 million and $244 million of available cash to common stock repurchases during 2021, 2020, and 2019, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We announced in December 2021 that the Board of Directors has authorized up to $1.5 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations and listed below, as well as market conditions.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. Cash dividends declared and paid were $970 million in 2021, or $2.30 per common share, $927 million in 2020, or $2.18 per common share, and $876 million in 2019, or $2.05 per common share.

In December 2021, we announced that our Board of Directors expects to increase the quarterly dividend from $0.575 to $0.65 per share for dividends declared in 2022. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $66 million, $63 million and $67 million during 2021, 2020 and 2019, respectively.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2021	2020	2019
Net cash provided by operating activities	$4,338	$3,403	$3,874
Capital expenditures	(1,904)	(1,632)	(1,818)
Proceeds from divestitures of businesses and other assets, net of cash divested	96	885	49
Free cash flow	$2,530	$2,656	$2,105

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived assets and intangible asset impairments and the fair value of assets and liabilities acquired in business combinations. Each of these items is discussed in additional detail below and in Note 2 to the Consolidated Financial Statements. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Landfills

Accounting for landfills requires that significant estimates and assumptions be made regarding (i) the cost to construct and develop each landfill asset; (ii) the estimated fair value of final capping, closure and post-closure asset retirement obligations, which must consider both the expected cost and timing of these activities and (iii) the determination of each landfill’s remaining permitted and expansion airspace.

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion airspace. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for the landfill footprint and landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion airspace and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill final capping costs to specific final capping events and the capping costs are amortized as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed landfill, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event at a landfill with remaining airspace, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure monitoring and maintenance. The estimates for landfill closure and post-closure costs also consider when the costs are anticipated to be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed landfill, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a landfill with remaining airspace, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

Fair Value of Nonfinancial Assets and Liabilities

Significant estimates are made in determining the fair value of long-lived tangible and intangible assets (i.e., property and equipment, intangible assets and goodwill) during the impairment evaluation process. In addition, the majority of assets acquired and liabilities assumed in a business combination are required to be recognized at fair value under the relevant accounting guidance.

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

We first perform a qualitative assessment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying value. If the assessment indicates a possible impairment, we complete a quantitative review, comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the asset’s estimated fair value was less than its carrying amount. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 18 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2021, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

Accelerated and pronounced economic pressures, particularly related to inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, had a more significant impact on our cost structure and capital expenditures in 2021. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate. A significant portion of our revenue is tied to a price escalation index with a lookback provision, which has resulted in a timing lag in our ability to recover increased costs under these contracts during this period of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. As we enter 2022, many of these contract lookback provisions will begin to capture the recent inflationary cost increases in the price escalation calculation. We are taking proactive steps to recover inflationary cost pressures through the price of our service and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business in order to mitigate the inflationary cost pressures we have seen in our business. Refer to Item 1A. Risk Factors for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2021.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2021, we had $13.5 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. We have $2.5 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $1.8 billion of short-term borrowings under our commercial paper program; (ii) $645 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months and (iii) $54 million of variable-rate tax-exempt bonds that are subject to repricing on a weekly basis. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2022 interest expense by $7 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $900 million as of December 31, 2021.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high-quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust and escrow account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities, which generally mature over the next nine years, as well as equity securities.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, electricity and recycled materials, including old corrugated cardboard and plastics. We work to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we saw significant increases in commodity prices and demand for recycled materials in 2021, resulting in increased annual revenue for our recycling business of $537 million. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including recycling brokerage and fuel surcharges.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company, and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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
Houston, Texas February 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Landfill Amortization
Description of the Matter

At December 31, 2021, the Company’s landfill assets, net of accumulated amortization, totaled $7.3 billion and the associated amortization expense for 2021 was $731 million. As discussed in Note 2 of the financial statements, the Company updates the estimates used to calculate individual landfill amortization rates at least annually, or more often if significant facts change. Landfill amortization rates are used in the computation of landfill amortization expense.

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

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2021, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $2.3 billion. As discussed in Note 2 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

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

To test the landfill asset retirement obligation valuation, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g., gas monitoring and extraction), and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY engineering specialists to assist us with these procedures. Specifically, we utilized the EY engineering specialists to evaluate the reasons for significant changes in assumptions from the historical trend, and to determine whether the change from the historical trend was appropriate and identified timely. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 15, 2022

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$118	$553
Accounts receivable, net of allowance for doubtful accounts of $25 and $33, respectively	2,278	2,097
Other receivables, net of allowance for doubtful accounts of $8 and $7, respectively	268	527
Parts and supplies	135	124
Other assets	270	239
Total current assets	3,069	3,540
Property and equipment, net of accumulated depreciation and amortization of $20,537 and $19,337, respectively	14,419	14,148
Goodwill	9,028	8,994
Other intangible assets, net	898	1,024
Restricted trust and escrow accounts	348	347
Investments in unconsolidated entities	432	426
Other assets	903	866
Total assets	$29,097	$29,345
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,375	$1,121
Accrued liabilities	1,428	1,342
Deferred revenues	571	539
Current portion of long-term debt	708	551
Total current liabilities	4,082	3,553
Long-term debt, less current portion	12,697	13,259
Deferred income taxes	1,694	1,806
Landfill and environmental remediation liabilities	2,373	2,222
Other liabilities	1,125	1,051
Total liabilities	21,971	21,891
Commitments and contingencies (Note 10)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,169	5,129
Retained earnings	12,004	11,159
Accumulated other comprehensive income (loss)	17	39
Treasury stock at cost, 214,158,636 and 207,480,827 shares, respectively	(10,072)	(8,881)
Total Waste Management, Inc. stockholders’ equity	7,124	7,452
Noncontrolling interests	2	2
Total equity	7,126	7,454
Total liabilities and equity	$29,097	$29,345

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Operating revenues	$17,931	$15,218	$15,455
Costs and expenses:
Operating	11,111	9,341	9,496
Selling, general and administrative	1,864	1,728	1,631
Depreciation and amortization	1,999	1,671	1,574
Restructuring	8	9	6
(Gain) loss from divestitures, asset impairments and unusual items, net	(16)	35	42
	14,966	12,784	12,749
Income from operations	2,965	2,434	2,706
Other income (expense):
Interest expense, net	(365)	(425)	(411)
Loss on early extinguishment of debt, net	(220)	(53)	(85)
Equity in net losses of unconsolidated entities	(36)	(68)	(55)
Other, net	5	5	(50)
	(616)	(541)	(601)
Income before income taxes	2,349	1,893	2,105
Income tax expense	532	397	434
Consolidated net income	1,817	1,496	1,671
Less: Net income (loss) attributable to noncontrolling interests	1	—	1
Net income attributable to Waste Management, Inc.	$1,816	$1,496	$1,670
Basic earnings per common share	$4.32	$3.54	$3.93
Diluted earnings per common share	$4.29	$3.52	$3.91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income	$1,817	$1,496	$1,671
Other comprehensive income (loss), net of tax:
Derivative instruments, net	9	15	8
Available-for-sale securities, net	(6)	11	15
Foreign currency translation adjustments	(28)	20	55
Post-retirement benefit obligation, net	3	1	1
Other comprehensive income (loss), net of tax	(22)	47	79
Comprehensive income	1,795	1,543	1,750
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$1,794	$1,543	$1,749

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net income	$1,817	$1,496	$1,671
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,999	1,671	1,574
Deferred income tax expense (benefit)	(77)	165	100
Interest accretion on landfill and environmental remediation liabilities	111	103	98
Provision for bad debts	37	54	39
Equity-based compensation expense	108	94	86
Net gain on disposal of assets	(25)	(9)	(27)
(Gain) loss from divestitures, asset impairments and other, net	(16)	43	113
Equity in net losses of unconsolidated entities, net of dividends	38	60	55
Loss on early extinguishment of debt, net	220	53	85
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	28	(179)	(53)
Other current assets	(39)	10	(23)
Other assets	34	53	10
Accounts payable and accrued liabilities	206	(37)	243
Deferred revenues and other liabilities	(103)	(174)	(97)
Net cash provided by operating activities	4,338	3,403	3,874
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(75)	(4,085)	(521)
Capital expenditures	(1,904)	(1,632)	(1,818)
Proceeds from divestitures of businesses and other assets, net of cash divested	96	885	49
Other, net	(11)	(15)	(86)
Net cash used in investing activities	(1,894)	(4,847)	(2,376)
Cash flows from financing activities:
New borrowings	7,948	9,420	13,237
Debt repayments	(8,404)	(9,629)	(10,088)
Premiums and other paid on early extinguishment of debt	(211)	(30)	(84)
Common stock repurchase program	(1,350)	(402)	(248)
Cash dividends	(970)	(927)	(876)
Exercise of common stock options	66	63	67
Tax payments associated with equity-based compensation transactions	(28)	(34)	(33)
Other, net	49	(20)	(11)
Net cash (used in) provided by financing activities	(2,900)	(1,559)	1,964
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	4	2
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(454)	(2,999)	3,464
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	648	3,647	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$194	$648	$3,647

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$118	$553	$3,561
Restricted cash and cash equivalents included in other current assets	7	28	15
Restricted cash and cash equivalents included in restricted trust and escrow accounts	69	67	71
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$194	$648	$3,647

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	1,671	—	—	—	1,670	—	—	—	1
Other comprehensive income (loss), net of tax	79	—	—	—	—	79	—	—	—
Cash dividends declared of $2.05 per common share	(876)	—	—	—	(876)	—	—	—	—
Equity-based compensation transactions, net of tax	164	—	—	56	1	—	2,585	107	—
Common stock repurchase program	(244)	—	—	—	—	—	(2,247)	(244)	—
Other, net	—	—	—	—	—	—	5	—	—
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standards	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	1,496	—	—	—	1,496	—	—	—	—
Other comprehensive income (loss), net of tax	47	—	—	—	—	47	—	—	—
Cash dividends declared of $2.18 per common share	(927)	—	—	—	(927)	—	—	—	—
Equity-based compensation transactions, net	172	—	—	80	1	—	2,158	91	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	(1)	—	4	1	—
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	1,817	—	—	—	1,816	—	—	—	1
Other comprehensive income (loss), net of tax	(22)	—	—	—	—	(22)	—	—	—
Cash dividends declared of $2.30 per common share	(970)	—	—	—	(970)	—	—	—	—
Equity-based compensation transactions, net	198	—	—	110	(1)	—	2,049	89	—
Common stock repurchase program	(1,350)	—	—	(70)	—	—	(8,731)	(1,280)	—
Other, net	(1)	—	—	—	—	—	4	—	(1)
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020 and 2019

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

In 2021, our senior management began evaluating, overseeing and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The Company finalized the assessment of our segments during the fourth quarter of 2021. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our acquisition of Advanced Disposal and segments is included in Notes 17 and 19.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2020, our accumulated depreciation and gross property and equipment balances as of December 31, 2020 were overstated. We subsequently corrected the balances in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and have provided the corrected balances in all filings thereafter.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived assets and intangible asset impairments and the fair value of assets and liabilities acquired in business combinations. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted trust and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2021 and 2020, no single customer represented greater than 5% of total accounts receivable.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2021	2020
Balance as of January 1,	$33	$28
Adoption of new accounting standard	—	(1)
Additions charged to expense	35	51
Accounts written-off, net of recoveries	(36)	(44)
Acquisitions, divestitures and other, net	(7)	(1)
Balance as of December 31,	$25	$33

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

As of December 31, 2021, we had $2,278 million of trade receivables, net of allowance for doubtful accounts of $25 million. As of December 31, 2020, we had $2,097 million of trade receivables, net of allowance for doubtful accounts of $33 million. In January 2020, COVID-19 was declared a Public Health Emergency of International Concern and subsequently declared a global pandemic in March 2020. With this in mind, during 2020, we extended payment terms and postponed collections and service discontinuation for customers who were negatively impacted by the COVID-19 pandemic. These actions contributed to an increase in the aging of outstanding balances during the year and resulted in a related increase in our allowance for doubtful accounts. Improved economic conditions during 2021 have allowed us to return to more regular business practices, in accordance with our contractual terms. Based on aging analyses as of both December 31, 2021 and 2020, approximately 90%of our trade receivables were outstanding less than 60 days.

For other receivables, as well as loans and other instruments, the Company relies primarily on credit ratings and associated default rates based on the maturity of the instrument. All receivables, as well as other instruments, are adjusted for our expectation of future market conditions and trends. As of December 31, 2021, we had $451 million of notes and other receivables, net of allowance of $10 million. As of December 31, 2020, we had $703 million of notes and other receivables, net of allowance of $8 million. Based on an aging analysis as of December 31, 2021 and 2020, approximately 60% and 75%, respectively, of our other receivables were due within 12 months or less.

Other receivables, as of December 31, 2021 and 2020, include receivables related to income tax payments in excess of our current income tax obligations of $166 million and $414 million, respectively. Other receivables as of December 31, 2021 and 2020 also include a receivable of $14 million and $20 million, respectively, related to federal natural gas fuel credits.

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

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2021, 2020 and 2019, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.25%, 2.25% and 2.5%, respectively. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2021 was approximately 4.6%.

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

Sustained changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining permitted and expansion airspace (as defined below) of the related discrete final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining permitted and expansion airspace of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2021, two landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher than the $213 million recorded in the Consolidated Balance Sheet as of December 31, 2021. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. As of December 31, 2021 and 2020, we inflated the costs by 2.25%. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets for the year ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2021	2020	2019
Increase (decrease) in operating expenses	$(4)	$8	$9
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	1.50%	1.00%	1.75%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $31 million and $34 million as of December 31, 2021 and 2020, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $6 million and $12 million as of December 31, 2021 and 2020, respectively.

Property and Equipment (exclusive of landfills, discussed above)

We record property and equipment at cost. Expenditures for major additions and improvements are capitalized and maintenance activities are expensed as incurred. We depreciate property and equipment over the estimated useful life of the asset using the straight-line method. We generally assume no salvage value for our depreciable property and equipment. When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as an offset or increase to operating expense for the period.

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

For operating and financing leases, including landfill leases, our rent expense for each of the last three years and future minimum lease payments are disclosed in Note 7.

Acquisitions

We generally recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value as of the date of acquisition with any differences between the acquisition-date fair value, subsequent remeasurements and the ultimate settlement of the obligations being recognized as an adjustment to income from operations.

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

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are expensed as incurred. See Note 17 for additional information related to our acquisitions, including our 2020 acquisition of Advanced Disposal.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-Lived Intangible Assets, Including Goodwill — At least annually using a measurement date of October 1, and more frequently if warranted, we assess our indefinite-lived intangible assets, including the goodwill of our reporting units, for impairment.

We first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the assessment indicates a possible impairment, we complete a quantitative review, comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying amount. Fair value is typically estimated using an income approach using Level 3 inputs. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. WMI pays an annual premium to the insurance captive on behalf of WMI and its insured subsidiaries, typically in the first quarter of the year, for estimated losses based on an external actuarial analysis. These premiums are held in a restricted funds account to be used solely for paying insurance claims, resulting in a transfer of risk from our Company to the insurance captive, and are allocated between current and long-term assets depending on estimated timing of the use of funds.

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. These funds are generally allocated between cash, money market funds, equity securities and available-for-sale debt securities

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on the estimated timing and purpose of the use of funds. We use a wholly-owned insurance captive to insure the deductibles for certain claims programs and the premiums paid are directly deposited into a restricted escrow account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted trust and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted trust or escrow accounts.

See Notes 16 and 18 for additional discussion related to restricted trust and escrow accounts for final capping, closure, post-closure or environmental remediation obligations.

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

	2021	2020
Equity method investments	$335	$314
Investments without readily determinable fair values	48	63
Redeemable preferred stock	49	49
Investments in unconsolidated entities	$432	$426

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets; (iii) a market or income approach, as deemed appropriate and/or (iv) a quantitative approach, or measurement alternative, as noted above. Impairments of our investments are recorded in equity in net losses of unconsolidated entities or other, net in our Consolidated Statements of Operations in accordance with appropriate accounting guidance.

Refer to Note 11 for information related to impairments and other adjustments recognized during the reported periods.

Foreign Currency

We have operations in Canada, as well as certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss). Foreign currency translation adjustments have been impacted by decreases in the U.S. dollar/Canadian dollar exchange rate from 1.2990 at December 31, 2019, to 1.2734 at

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2020 and to 1.2639 at December 31, 2021. Refer to Note 12 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Consolidated Balance Sheets.

As of December 31, 2021 and 2020, we had $175 million and $159 million of deferred contract costs, respectively, of which $126 million and $118 million, respectively, were related to deferred sales incentives. During each of the years ended December 31, 2021, 2020 and 2019, we amortized $23 million of sales incentives to selling, general and administrative expense.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2021, 2020 and 2019, total interest costs were $388 million, $473 million and $485 million, respectively, of which $13 million, $16 million and $21 million was capitalized in 2021, 2020 and 2019, respectively.

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

See Note 8 for discussion of our income taxes.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2021	2020	2019
Interest, net of capitalized interest	$387	$461	$397
Income taxes	370	422	292

During 2021, we had $30 million of non-cash financing activities from new financing leases. During 2020, we had $50 million of non-cash financing activities primarily related to new financing leases, a portion of which were attributed to our acquisition of Advanced Disposal. During 2019, we had $299 million of non-cash financing activities from federal low-income housing investments and new financing leases. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

3.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2021			2020
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$137	$29	$166	$138	$26	$164
Long-term	2,189	184	2,373	2,018	204	2,222
	$2,326	$213	$2,539	$2,156	$230	$2,386

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2021 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2020	$2,156	$230
Obligations incurred and capitalized	117	—
Obligations settled	(101)	(22)
Interest accretion	108	3
Revisions in estimates and interest rate assumptions (a)	33	2
Acquisitions, divestitures and other adjustments (b)	13	—
December 31, 2021	$2,326	$213
(a)	The amount reported for our landfill liabilities includes an increase of $15 million due to a business decision to accelerate the closure timing of a landfill in our West Tier segment, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. The remaining increase relates to revisions in estimated costs and timing of capping, closure and post-closure liabilities.
(b)	The amount reported for our landfill liabilities includes an increase of $13 million related to changes in the fair values assigned to certain acquired Advanced Disposal sites.

Our recorded liabilities as of December 31, 2021 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments of currently identified environmental remediation liabilities, as measured in current dollars, are $29 million in 2022, $47 million in 2023, $35 million in 2024, $31 million in 2025, $11 million in 2026 and $54 million thereafter.

4.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2021	2020
Land	$732	$740
Landfills	17,734	16,842
Vehicles (a)	5,893	5,800
Machinery and equipment (a)	3,571	3,217
Containers (a)	2,807	2,694
Buildings and improvements (a)	3,542	3,463
Furniture, fixtures and office equipment (a)	677	729
	34,956	33,485
Less: Accumulated depreciation of tangible property and equipment (a)	(10,147)	(9,645)
Less: Accumulated amortization of landfill airspace	(10,390)	(9,692)
Property and equipment, net	$14,419	$14,148
(a)	In our Annual Report on Form 10-K for the year ended December 31, 2020, our accumulated depreciation and gross property and equipment balances as of December 31, 2020 were overstated. We subsequently corrected the balances in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and have provided the corrected balances in all filings thereafter, as discussed in Note 1.

Depreciation and amortization expense, including amortization expense for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2021	2020	2019
Depreciation of tangible property and equipment	$1,125	$996	$893
Amortization of landfill airspace	731	568	575
Depreciation and amortization expense	$1,856	$1,564	$1,468

See Note 5 for information regarding amortization of our intangible assets.

5.    Goodwill and Other Intangible Assets

Goodwill was $9,028 million and $8,994 million as of December 31, 2021 and 2020, respectively. The $34 million increase in goodwill during 2021 is primarily related to acquisitions, partially offset by divestitures. As discussed in Note 2, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. See Notes 11, 17 and 19 for additional information related to goodwill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2021
Intangible assets	$1,355	$43	$142	$1,540
Less: Accumulated amortization	(538)	(26)	(78)	(642)
	$817	$17	$64	$898
2020
Intangible assets	$1,436	$68	$142	$1,646
Less: Accumulated amortization	(497)	(46)	(79)	(622)
	$939	$22	$63	$1,024

Amortization expense for other intangible assets was $143 million, $107 million and $106 million for 2021, 2020 and 2019, respectively. Amortization expense for other intangible assets for 2021 increased, as compared with 2020 and 2019, due to the amortization of acquired intangible assets related to our acquisition of Advanced Disposal. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2021, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. As of December 31, 2021, we expect annual amortization expense related to other intangible assets to be $130 million in 2022, $115 million in 2023, $105 million in 2024, $97 million in 2025 and $77 million in 2026.

6.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2021	2020
Commercial paper program (weighted average interest rate of 0.4% as of December 31, 2021 and December 31, 2020)	$1,778	$1,814
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.1% as of December 31, 2021 and 3.3% as of December 31, 2020)	8,126	8,465
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	395	393
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.1% to 4.3% (weighted average interest rate of 1.4% as of December 31, 2021 and 1.7% as of December 31, 2020)	2,619	2,571
Financing leases and other, maturing through 2085, weighted average interest rate of 4.5% as of December 31, 2021 and 4.6% as of December 31, 2020) (a)	567	652
Debt issuance costs, discounts and other	(80)	(85)
	13,405	13,810
Current portion of long-term debt	708	551
	$12,697	$13,259
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2021, we had $3.1 billion of debt maturing within the next 12 months, including (i) $1.8 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.90% senior notes that mature in September 2022 and (iv) $170 million of other debt with scheduled maturities within the next 12 months, including $71 million of tax-exempt bonds. As of December 31, 2021, we have classified $2.4 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $708 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2021, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Consolidated Balance Sheet as of December 31, 2021.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The agreement provides the Company with two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR (or a LIBOR successor rate, if applicable, as provided for in the underlying credit agreement) or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of December 31, 2021, we had no outstanding borrowings under this facility. We had $167 million of letters of credit issued and $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.5 billion as of December 31, 2021.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2021, we had $1.8 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of December 31, 2021, we had utilized $764 million of other uncommitted letter of credit lines with terms maturing through April 2023.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

Commercial Paper Program — During the year ended December 31, 2021 we made cash repayments of $6.9 billion, which were partially offset by $6.8 billion of cash borrowings (net of related discount on issuance).

Senior Notes — In May 2021, WMI issued $950 million of senior notes consisting of $475 million of 2.00% senior notes due June 1, 2029 and $475 million of 2.95% senior notes due June 1, 2041. The net proceeds from these debt issuances were $942 million, all of which were used, along with available cash on hand, to retire $1.3 billion of certain high-coupon senior notes. The cash paid included the principal amount of the debt retired, $211 million of related premiums and other third-party costs, and $15 million of accrued interest.

During the second quarter of 2021, we recognized a $220 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to the tender offer, including $211 million of premiums and other third-party costs and $9 million primarily related to unamortized discounts and debt issuance costs. We also recognized $6 million of charges to interest expense for the write-off of cash flow hedges associated with the tendered notes, which was previously being amortized to interest expense through the notes’ stated maturities. The following table summarizes the principal amount of senior notes redeemed within each series in order of acceptance priority level (in millions):

	Principal
	Outstanding	Notes Tendered
Description	Prior to Tender	and Redeemed
6.125% WMI senior notes due 2039	$252	$6
7.75% WMI senior notes due 2032	153	9
7.375% WMI senior notes due 2029	81	—
4.15% WMI senior notes due 2049	1,000	316
4.10% WMI senior notes due 2045	750	334
3.90% WMI senior notes due 2035	450	153
7.00% WMI senior notes due 2028	330	73
7.10% WM Holdings senior notes due 2026	249	26
3.50% WMI senior notes due 2024	350	194
3.125% WMI senior notes due 2025	600	178
3.15% WMI senior notes due 2027	750	—
2.90% WMI senior notes due 2022	500	—
2.40% WMI senior notes due 2023	500	—
Total	$5,965	1,289

Tax-Exempt Bonds — We issued $175 million of new tax-exempt bonds in 2021. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility and material recovery facility construction and development. In 2021, we also elected to refund and reissue $50 million of tax-exempt bonds and we repaid $127 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease during 2021 is due to $115 million of cash repayments of debt at maturity, partially offset by an increase of $30 million primarily associated with non-cash financing leases.

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $2,449 million in 2022, $651 million in 2023, $249 million in 2024, $1,278 million in 2025, $677 million in 2026 and $8,275 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. See Note 7 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing leases and the notes payable associated with our investments in low-income housing properties. See Notes 8 and 18 for additional information related to these investments.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The Company did not elect to increase the Leverage Ratio for an Elevated Leverage Ratio Period following the acquisition of Advanced Disposal. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility.

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens; engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2021 and 2020, we were in compliance with all covenants and restrictions under our financing arrangements that may have a material effect on our Consolidated Financial Statements.

7.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is generally at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2021	2020
Assets
Long-term:
Operating	Other assets	$451	$466
Financing	Property and equipment, net of accumulated depreciation and amortization	364	386
Total lease assets		$815	$852

Liabilities
Current:
Operating	Accrued liabilities	$64	$63
Financing	Current portion of long-term debt	47	50
Long-term:
Operating	Other liabilities	459	453
Financing	Long-term debt, less current portion	291	314
Total lease liabilities		$861	$880

Operating lease expense was $155 million, $140 million and $132 million during 2021, 2020 and 2019, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statements of Operations. Financing lease expense was $58 million, $51 million and $48 million during 2021, 2020 and 2019, respectively, and is included in depreciation and amortization expense and interest expense, net in our Consolidated Statements of Operations.

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2021 are as follows (in millions):

	Operating	Financing
2022	$75	$55
2023	68	50
2024	61	44
2025	51	40
2026	42	36
Thereafter	410	209
Total undiscounted lease payments	$707	$434
Less: interest	(184)	(96)
Discounted lease liabilities	$523	$338

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid during 2021 for our operating and financing leases was $70 million and $64 million, respectively. During 2021, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $69 million and $36 million, respectively. Cash paid during 2020 for our operating and financing leases was $91 million and $51 million, respectively. During 2020, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $128 million and $35 million, respectively.

As of December 31, 2021, the weighted average remaining lease terms of our operating and financing leases were approximately 20 years and 15 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2021 for our operating and financing leases were approximately 2.8% and 3.5%, respectively.

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2021	2020	2019
Current:
Federal	$436	$114	$204
State	132	91	94
Foreign	41	27	36
	609	232	334
Deferred:
Federal	(55)	149	94
State	(22)	10	8
Foreign	—	6	(2)
	(77)	165	100
Income tax expense	$532	$397	$434

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows:

	2021	2020	2019
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal income tax benefit	4.14	4.46	4.39
Federal tax credits	(2.69)	(3.78)	(4.38)
Taxing authority audit settlements and other tax adjustments	0.53	(0.17)	(0.74)
Tax impact of equity-based compensation transactions	(0.60)	(1.12)	(0.91)
Tax impact of impairments	(0.29)	(0.35)	0.72
Tax rate differential on foreign income	0.37	0.33	0.40
Other	0.16	0.57	0.13
Effective income tax rate	22.62%	20.94%	20.61%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) excess tax benefits associated with equity-based compensation transactions; (iv) the realization of state net operating losses and credits; (v) tax audit settlements; (vi) adjustments to our accruals and deferred taxes; (vii) the tax implications of divestitures; (viii) non-deductible transaction costs and (ix) the tax implications of impairments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income before income taxes by source for the year ended December 31 was as follows (in millions):

	2021	2020	2019
Domestic	$2,211	$1,780	$2,025
Foreign	138	113	80
Income before income taxes	$2,349	$1,893	$2,105

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

During the years ended December 31, 2021, 2020 and 2019, we recognized net losses of $51 million, $73 million (including the $7 million impairment of the refined coal facility noted above) and $46 million, respectively, and a reduction in our income tax expense of $74 million, $87 million and $96 million, respectively, primarily due to tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. See Note 18 for additional information related to these unconsolidated variable interest entities.

Other Federal Tax Credits — During 2021, 2020 and 2019, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $5 million, $7 million and $11 million, respectively.

Equity-Based Compensation — During 2021, 2020 and 2019, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $18 million, $27 million and $25 million, respectively.

State Net Operating Losses and Credits — During 2021, 2020 and 2019, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $15 million, $12 million and $14 million, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities, as discussed below, and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income tax expense of $13 million, $10 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes primarily due to the filing of our income tax returns, analysis of our deferred tax balances and uncertain tax positions, and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in state and foreign laws resulted in an increase in our income tax expense of $17 million for the year ended December 31, 2021, and a reduction in our income tax expense of $3 million and $22 million for the years ended December 31, 2020 and 2019, respectively.

Tax Implications of Divestitures – During 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which resulted in a reduction in our income tax expense of $8 million.

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

Tax Implications of Impairments — Portions of the impairment charges recognized during 2019 were not deductible for tax purposes resulting in an increase in income tax expense of $15 million. The non-cash impairment charges recognized during 2021 and 2020 were deductible for tax purposes. See Note 11 for more information related to our impairment charges.

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

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2021	2020(a)
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$189	$186
Landfill and environmental remediation liabilities	238	202
Operating lease liabilities	135	141
Miscellaneous and other reserves, net	113	103
Subtotal	675	632
Valuation allowance	(158)	(150)
Deferred tax liabilities:
Property and equipment	(1,064)	(1,137)
Goodwill and other intangibles	(1,027)	(1,027)
Operating lease right-of-use assets	(120)	(124)
Net deferred tax liabilities	$(1,694)	$(1,806)
(a)	We have revised the classification between components of the net deferred tax liability as of December 31, 2020 in order to present the balances on a comparative basis with the classification as of December 31, 2021. These classification revisions were made as we finalized the integration of the Advanced Disposal tax processes.

As of December 31, 2021, we had $11 million of federal net operating loss carry-forwards with expiration dates through 2026 and $2.7 billion of state net operating loss carry-forwards with expiration dates through 2041. We also had $47 million of federal capital loss carry-forwards with expiration dates through 2025, $38 million of foreign tax credit

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carry-forwards with expiration dates through 2031 and $12 million of state tax credit carry-forwards with expiration dates through 2037.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2021	2020	2019
Balance as of January 1	$37	$40	$36
Additions based on tax positions related to the current year	22	5	5
Additions based on tax positions of prior years	18	—	—
Accrued interest	3	2	2
Settlements	(12)	—	—
Lapse of statute of limitations	(4)	(10)	(3)
Balance as of December 31	$64	$37	$40

These liabilities are included as a component of other long-term liabilities in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2021, we had $53 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any material accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.  Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $104 million, $92 million and $88 million for the years ended December 31, 2021, 2020 and 2019, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2021, the combined benefit obligation of these pension plans was $150 million supported by $150 million of combined plan assets. As of December 31, 2020, the combined benefit obligation of these pension plans was $154 million supported by $150 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $4 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $12 million and $14 million as of December 31, 2021 and 2020, respectively.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are included as components of accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions(d)			Bargaining
Pension Fund	Number	2021	2020	Status(b)(c)	2021	2020	2019	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	9/30/2021
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2021	Not Endangered or Critical as of 3/31/2020	Implemented	2	2	2	Various dates through 4/30/2026
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Implemented	4	3	3	Various dates through 11/28/2025
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	35	33	32	Various dates through 5/31/2026
					$42	$39	$38
Contributions to other Multiemployer Pension Plans					19	15	14
Total contributions to Multiemployer Pension Plans (e)					$61	$54	$52
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2021 and 2020 is for the plan’s year-end as of December 31, 2020 and 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2020 and 2019.
(e)	Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

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

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2021, 2020 and 2019, the Company made contributions of $51 million, $48 million and $45 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

10.  Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $3.5 billion revolving credit facility and other letter of credit lines established for that purpose. These facilities are discussed further in Note 6. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2021, both our commercial general liability insurance policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2021, our automobile liability insurance program included a per-incident deductible of up to $10 million. Our receivable balance associated with insurance claims was $155 million and $139 million as of December 31, 2021 and 2020 respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2021(a)	2020
Balance as of January 1	$664	$575
Self-insurance expense	240	172
Cash paid and other	(170)	(151)
Other (b)	—	68
Balance as of December 31	$734	$664
Current portion as of December 31	$191	$175
Long-term portion as of December 31	$543	$489
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.
(b)	Insurance reserves of $68 million as of December 31, 2020 related to the acquisition of Advanced Disposal.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Unconditional Purchase Obligations — Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates and consist primarily of the following:

●	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.
●	Other — We are party to certain multi-year service agreements expiring at various dates through 2030 requiring minimum annual payments.

As of December 31, 2021, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $197 million in 2022, $182 million in 2023,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$130 million in 2024, $105 million in 2025, $95 million in 2026 and $368 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2021. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Other Commitments

●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 6.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2021, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes, $3.5 billion revolving credit facility and certain letter of credit lines, which mature through 2050. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WMI and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 6 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2021, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 18 of our landfills. Any liability associated with the triggering of the home value has been reflected in our Consolidated Balance Sheets. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

●	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or financing leases, as appropriate.

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

As of December 31, 2021, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WMI, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of December 31, 2021 and 2020, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $53 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WMI’s charter and bylaws provide that WMI shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not permitted to have such fees advanced under Delaware law. Additionally, the Company has direct contractual obligations to provide indemnification to each of the members of WMI’s Board of Directors and each of WMI’s executive officers. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2021	2020	2019
Gain from divestitures, net	$(44)	$(33)	$—
Asset impairments	8	68	42
Other	20	—	—
	$(16)	$35	$42

During the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and (ii) an $8 million gain from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

During the year ended December 31, 2020, we recognized $35 million of net charges primarily related to (i) a $33 million net gain associated with net asset divestitures executed to address requirements of the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, primarily within our West Tier segment; (ii) $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our West Tier segment; (iii) a $20 million non-cash impairment charge in our East Tier segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace and (iv) $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment.

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges within our Other segment, of which $17 million related to our EES business and $10 million related to our LampTracker® reporting unit, and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations in our West Tier segment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 2 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments. See Note 19 for additional information related to the impact of impairments on the results of operations of our reportable segments.

Equity in Net Losses of Unconsolidated Entities

During the year ended December 31, 2020, we recorded a non-cash impairment charge of $7 million related to an investment in a refined coal facility which is discussed further in Note 8. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3). The remaining losses during the years ended December 31, 2021, 2020 and 2019 were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. Refer to Notes 8 and 18 for additional information related to these investments.

Other, Net

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WMI stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments(a)	Obligations	Total
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $5, $0 and $1, respectively	—	15	55	2	72
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	(1)	7
Net current period other comprehensive income (loss)	8	15	55	1	79
Balance, December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2, $4, $0 and $1, respectively	7	12	20	2	41
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $(1), respectively	8	(1)	—	(1)	6
Net current period other comprehensive income (loss)	15	11	20	1	47
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(2), $0 and $2 respectively	—	(6)	7	5	6
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	9	—	(35)	(2)	(28)
Net current period other comprehensive income (loss)	9	(6)	(28)	3	(22)
Balance, December 31, 2021	$—	$43	$(29)	$3	$17

(a)	As a result of the divestiture of certain non-strategic Canadian operations in the third quarter of 2021, we reclassified $35 million of cumulative foreign currency translation adjustments from accumulated other comprehensive income to gain from divestitures, asset impairments and unusual items within our Consolidated Statement of Operations.

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2021, we had 416.1 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $970 million in 2021, or $2.30 per common share, $927 million in 2020, or $2.18 per common share, and $876 million in 2019, or $2.05 per common share.

In December 2021, we announced that our Board of Directors expects to increase the quarterly dividend from $0.575 to $0.65 per share for dividends declared in 2022. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases during the reported periods were completed through accelerated share repurchase (“ASR”) agreements and, to a lesser extent, open market transactions. The terms of these ASR agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received a portion of the total shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period are delivered to us once the repurchase period is complete. In the table below, shares repurchased are measured and reported based on the period shares are delivered to us, which can differ from the period cash is delivered to a repurchase agent for the value of such shares. During 2021, we allocated an aggregate of $1.35 billion in cash under ASR agreements to repurchase shares. As of December 31, 2021, we had received 8.7 million shares with a weighted average price per share of $146.61. In January 2022, we completed our ASR agreement executed in December 2021, at which time we received an additional 0.4 million shares. The following is a summary of our share repurchases under our common stock repurchase program for the year ended December 31:

	2021(a)	2020(b)	2019(c)
Shares repurchased (in thousands)	8,731	3,687	2,247
Weighted average price per share	$146.61	$108.92	$108.60
Total repurchases (in millions)	$1,280	$402	$244
(a)	We executed and completed three ASR agreements during 2021 to repurchase $1.0 billion of our common stock and received 7.0 million shares in connection with these ASR agreements.

In addition, in December 2021, we executed an ASR agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.

(b)	During 2020, we executed and completed an ASR agreement to repurchase $313 million of our common stock and received 2.8 million shares in connection with this ASR agreement. We also repurchased an additional 0.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $89 million, inclusive of per-share commissions.
(c)	During 2019, we executed and completed an ASR agreement to repurchase $180 million of our common stock and received 1.6 million shares in connection with this ASR agreement. We also repurchased an additional 0.7 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $64 million, inclusive of per-share commissions.

We announced in December 2021 that the Board of Directors has authorized up to $1.5 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2021, 2020 and 2019 was approximately 513,000, 570,000 and 537,000, respectively. After the January 2022 issuance of shares associated with the July to December 2021 offering period, 2.7 million shares remain available for issuance under the ESPP.

As a result of our ESPP, annual compensation expense increased by $12 million, or $9 million net of tax expense, for 2021, $13 million, or $10 million net of tax expense, for 2020 and $10 million, or $7 million net of tax expense, for 2019.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under both incentive plans that are subsequently cancelled, forfeited, terminate, expire or lapse. In May 2020, the Company’s Board of Directors amended the 2014 Plan to provide that the number of future shares surrendered in payment of the exercise or purchase price of an award, and the number of future shares used to satisfy the withholding obligations, shall no longer be credited back to the total number of shares available for issuance under the 2014 Plan. As of December 31, 2021, approximately 16.9 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2021 annual incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. Additionally, one member of the Company’s senior leadership team received a grant of RSUs in 2021 in special recognition of 2020 contributions. The Incentive Plans awards granted to other eligible employees included a combination of PSUs, RSUs and stock options in 2021. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2021	331	$103.84
Granted	140	$118.11
Vested	(101)	$85.59
Forfeited	(27)	$114.18
Unvested as of December 31, 2021	343	$114.28

The total fair market value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $12 million, $14 million and $15 million, respectively. During the year ended December 31, 2021, we issued approximately 72,000 shares of common stock for these vested RSUs, net of approximately 29,000 units deferred or used for payment of associated taxes.

RSUs may not be voted or sold by award recipients until time-based vesting restrictions have lapsed. RSUs primarily provide for three-year cliff vesting and include dividend equivalents accumulated during the vesting period. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and generally payout at the end of the three-year vesting period and become immediately vested in the event of an employee’s death or disability.

Compensation expense associated with RSUs is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period. Beginning in 2021, the terms of the award agreements for new grants of RSUs were updated to provide for accelerated vesting following retirement as if the employee had remained employed until the end of the vesting period. Accordingly, compensation expense for RSUs granted to retirement eligible employees is recognized over the longer of (i) the period between grant date and the date that the recipient becomes retirement-eligible or (ii) the defined service requirement of the award. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of expected forfeitures.

Performance Share Units — Two types of PSUs are currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 Index (“TSR PSUs”) and (ii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid- to late-February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs, at 100% of the targeted amount, is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2021	999	$120.95
Granted	336	$122.59
Vested	(353)	$98.45
Forfeited	(14)	$130.49
Unvested as of December 31, 2021	968	$129.60

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2021 was performed by the Management Development and Compensation

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of our Board of Directors in February 2022. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2021. The “vested” PSUs are for the three-year performance period ended December 31, 2020, as achievement of performance results and corresponding vesting was determined in February 2021. The performance of the Company’s common stock for purposes of the TSR PSUs exceeded target performance criteria, and the Company’s financial results, as measured for purposes of the Cash Flow PSUs, achieved the maximum performance criteria. Accordingly, recipients of the PSU awards received a payout of 172.84% of the vested TSR PSUs and 200% of the vested Cash Flow PSUs. In February 2021, approximately 659,000 PSUs vested and we issued approximately 435,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2021, 2020 and 2019 for prior PSU award grants had a fair market value of $74 million, $89 million and $84 million, respectively.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2021, we had approximately 201,000 vested deferred units outstanding.

Stock Options — Stock options granted prior to 2021 vest in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. Stock options granted in 2021 vest ratably in three annual increments, beginning on the first anniversary of the date of grant. The exercise price of the options is the average of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2021	3,543	$82.86
Granted	661	$110.81
Exercised	(962)	$68.89
Forfeited or expired	(36)	$109.50
Outstanding as of December 31, 2021 (a)	3,206	$92.53
Exercisable as of December 31, 2021 (b)	1,672	$74.08
(a)	Stock options outstanding as of December 31, 2021 have a weighted average remaining contractual term of 6.6 years and an aggregate intrinsic value of $238 million based on the market value of our common stock on December 31, 2021.
(b)	Stock options exercisable as of December 31, 2021 have an aggregate intrinsic value of $155 million based on the market value of our common stock on December 31, 2021.

We received cash proceeds of $66 million, $63 million and $67 million during the years ended December 31, 2021, 2020 and 2019, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $66 million, $58 million and $71 million, respectively.

Stock options exercisable as of December 31, 2021 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$34.94-$50.00	281	$39.29	1.7
$50.01-$70.00	405	$55.52	3.7
$70.01-$100.00	831	$85.15	6.1
$100.01-$126.01	155	$126.01	8.1
$34.94-$126.01	1,672	$74.08	5.0

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $17.25, $15.82 and $12.22, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2021		2020		2019
Expected option life	4.7	years	4.6	years	4.2	years
Expected volatility	23.2%		16.6%		15.5%
Expected dividend yield	2.1%		1.7%		2.1%
Risk-free interest rate	0.6%		1.4%		2.5%

The Company bases its expected option life on the expected exercise and termination behavior of its optionees and an appropriate model of the Company’s future stock price. The expected volatility assumption is derived from the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, combined with other relevant factors including implied volatility in market-traded options on the Company’s stock. The expected dividend yield is the annual rate of dividends per share over the exercise price of the option as of the grant date.

For the years ended December 31, 2021, 2020 and 2019, we recognized $94 million, $79 million and $75 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2021, 2020 and 2019 includes related income tax benefits of $18 million, $15 million and $17 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2021, we estimate that $49 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2021	2020	2019
Number of common shares outstanding at end of period	416.1	422.8	424.3
Effect of using weighted average common shares outstanding	4.3	0.2	0.3
Weighted average basic common shares outstanding	420.4	423.0	424.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	2.1	2.9
Weighted average diluted common shares outstanding	422.9	425.1	427.5
Potentially issuable shares	5.7	6.1	6.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.6	1.6	0.7

Refer to the Consolidated Statements of Operations for net income attributable to Waste Management, Inc.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2021	2020
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$38	$530
Equity securities	25	—
Significant other observable inputs (Level 2):
Available-for-sale securities	395	390
Significant unobservable inputs (Level 3):
Redeemable preferred stock	49	49
Total Assets	$507	$969

See Note 11 for information related to our nonrecurring fair value measurements and the impact of impairments. See Note 17 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisitions.

Cash Equivalents and Money Market Funds

Cash equivalents primarily include short-term interest-bearing instruments with maturities of three months or less. We invest portions of our restricted trust and escrow account balances in money market funds and we measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our cash equivalents and money market funds approximates our cost basis in these instruments. The decrease in 2021 is primarily due to the use of available cash to retire certain high-coupon senior notes in May 2021, which is discussed further in Note 6.

Equity Securities

We invest portions of our restricted trust and escrow account balances in equity securities and we measure the fair value of these securities using quoted prices in active markets for identical assets. Any changes in fair value of these

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities related to unrealized gains and losses have been appropriately reflected as a component of other income (expense).

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

Redeemable Preferred Stock

Redeemable preferred stock is related to a noncontrolling investment in an unconsolidated entity and is included in investments in unconsolidated entities in our Consolidated Balance Sheets. The fair value of our investment has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

Fair Value of Debt

As of December 31, 2021 and 2020, the carrying value of our debt was $13.4 billion and $13.8 billion, respectively. The estimated fair value of our debt was approximately $14.1 billion and $15.2 billion as of December 31, 2021 and 2020, respectively. The decrease in the fair value of debt is primarily related to (i) net repayments of $456 million during 2021; (ii) the replacement of debt balances with a relatively high fair value to carrying value ratio with new debt with a fair value that approximates carrying value (refer to Note 6 for additional information) and (iii) increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2021 and 2020. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

17.  Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. Our acquisitions for the reported periods are discussed below:

2021 Acquisitions

During the year ended December 31, 2021, we acquired 11 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $94 million, which included $73 million in net cash paid

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $21 million of other consideration, primarily purchase price holdbacks and the settlement of a preexisting promissory note with one of the acquired businesses. In addition, we paid $3 million of holdbacks, primarily related to current year acquisitions.

Our 2021 acquisitions discussed above include our acquisition of the remaining ownership interest in a waste diversion technology company. Concurrent with our acquisition, the acquired entity issued shares to an unrelated third-party, diluting our ownership interest. We determined the entity constituted a variable interest entity and concluded that we did not have the power to direct its significant activities. As a result, we subsequently deconsolidated the entity and account for our remaining ownership interest as an equity method investment.

2020 Acquisitions

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

Advanced Disposal — On October 30, 2020, we completed our acquisition of all outstanding shares of Advanced Disposal for $30.30 per share in cash, pursuant to an Agreement and Plan of Merger dated April 14, 2019, as amended on June 24, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grew our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers, primarily located in the Eastern half of the U.S. The acquisition was funded using a $3.0 billion, 364-day, U.S. revolving credit facility and our commercial paper program. In November 2020, we issued $2.5 billion of senior notes and used a portion of the proceeds to repay all outstanding borrowings under the $3.0 billion, 364-day, U.S. revolver and terminated the facility.

For the year ended December 31, 2021, we incurred $51 million of integration related costs, and for the year ended December 31, 2020, we incurred $156 million of acquisition and integration related costs, which were primarily classified as “Selling, general and administrative expenses.” The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Post-closing through December 31, 2020, Advanced Disposal recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations.

Our consolidated financial statements have not been retroactively restated to include Advanced Disposal’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. The Company valued the customer relationship asset using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value customer relationships included, among others, attrition rates, revenue growth rate, and discount rate. The Company valued the landfill assets using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value landfill assets included, among others, the forecasted revenue and revenue growth (including forecasted waste volumes and rate per ton), discount rate, and forecasted capital expenditures. The allocation of the purchase price was finalized in October 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill of $2.5 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our reporting units that have integrated these operations as they are benefitting from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The following table shows the purchase price allocation as of the date acquired, and adjustments to October 30, 2021 (in millions):

	October 30, 2020	Adjustments	October 30, 2021
Accounts and other receivables	$159	$1	$160
Parts and supplies	8	(1)	7
Other current assets	17	(1)	16
Assets held for sale (a)	1,022	—	1,022
Property and equipment	1,278	(12)	1,266
Goodwill	2,470	26	2,496
Other intangible assets	604	(3)	601
Investments in unconsolidated entities	9	—	9
Other assets	27	(2)	25
Accounts payable	(107)	1	(106)
Accrued liabilities	(155)	(3)	(158)
Deferred revenues	(19)	—	(19)
Current portion of long-term debt	(12)	—	(12)
Liabilities held for sale (a)	(234)	—	(234)
Long-term debt, less current portion (b)	(441)	—	(441)
Landfill and environmental remediation liabilities	(242)	(13)	(255)
Deferred income taxes	(223)	9	(214)
Other liabilities	(79)	(2)	(81)
Total purchase price	$4,082	$—	$4,082
(a)	In connection with our acquisition of Advanced Disposal, we and Advanced Disposal entered into an agreement that provided for GFL Environmental to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice. Upon acquisition these assets met the criteria for reporting discontinued operations and were classified as held for sale and included within the “Assets held for sale” and “Liabilities held for sale” line items in the above final allocation of purchase price. Immediately following the acquisition, the divestiture transactions were consummated and the Company subsequently received cash proceeds from the sale of $856 million.

(b)	At the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024, the fair value of which was $438 million. In November 2020, we redeemed the notes pursuant to an optional redemption feature.

The final allocation of $601 million for other intangibles includes $572 million for customer relationships with an amortization period of 15 years and $29 million of other intangibles with a weighted average amortization period of seven years.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Advanced Disposal as though the companies had been combined as of January 1, 2019. Examples of adjustments made to arrive at the pro forma amounts include, but are not limited to, the following:

•The effect of divestitures required by the U.S. Department of Justice;

•Intercompany true-ups based on acquisition/divestiture activity;

•Transaction expenses incurred by us and Advanced Disposal;

•Adjustments to depreciation and amortization expense due to step-up in fair value of the acquired assets; and

•Interest expense adjustments.

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

2019 Acquisitions

During the year ended December 31, 2019, we acquired 18 businesses, including Petro Waste Environmental LP (“Petro Waste”) discussed below, primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $515 million, which included $501 million in cash paid and other consideration of $14 million, primarily purchase price holdbacks. In 2019, we paid $6 million of contingent consideration, of which $4 million was related to acquisitions completed prior to 2019. In addition, we paid $20 million of holdbacks, of which $9 million related to 2019 acquisitions. Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics.

Total consideration for our 2019 acquisitions was primarily allocated to $350 million of property and equipment, $53 million of other intangible assets and $111 million of goodwill. Other intangible assets included $38 million of customer relationships and $15 million of covenants not-to-compete. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and was tax deductible.

Petro Waste — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WMI, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and the Eagle Ford Shale. The acquisition expanded our offerings and enhanced the quality of solid waste disposal services for oil and gas exploration and production operations in Texas. Our purchase price was primarily allocated to seven landfills, which are included in our property and equipment. The acquisition was funded using commercial paper borrowings, and the acquisition accounting for this transaction was finalized in 2019. The operating results of the acquired business did not have a material impact to our consolidated financial statements for the periods presented herein. Given the significant change in energy market dynamics subsequent to the acquisition, we saw a decline in the fair value of certain of these assets and recognized an impairment during 2020, as discussed further in Note 11.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

In 2021, 2020 and 2019, the aggregate sales price for divestitures of certain landfill assets, as well as hauling and ancillary operations, was $48 million, $856 million and $8 million, and we recognized net gains of $44 million, net gains of $33 million and net losses of less than $1 million, respectively. In 2021, divestitures primarily related to the sale of certain non-strategic Canadian operations, as discussed in Note 11. In 2020, divestitures primarily consisted of assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, as discussed above. In 2019, divestitures were part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

18.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $178 million and $228 million as of December 31, 2021 and 2020, respectively. The debt balance related to our investments in low-income housing properties was $156 million and $210 million as of December 31, 2021 and 2020, respectively.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $110 million and $106 million as of December 31, 2021 and 2020, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $117 million and $114 million as of December 31, 2021 and 2020, respectively.

19.  Segment and Related Information

In 2021, our senior management began evaluating, overseeing and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The Company finalized the assessment of our segments during the fourth quarter of 2021. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. This did not result in a change in our reporting units for purposes of evaluating our goodwill. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation.

The operating segments not evaluated and overseen through our East and West Tiers are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments as of December 31 and for the year then ended is shown in the following table (in millions):

	Gross	Intercompany	Net	Income	Depreciation	Capital	Total
	Operating	Operating	Operating	from	and	Expenditures	Assets
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization	(f)	(g)(h)
Years Ended December 31:
2021
Solid Waste:
East Tier	$9,278	$(1,738)	$7,540	$2,037	$970	$708	$14,269
West Tier	9,369	(1,908)	7,461	2,103	883	579	11,476
Solid Waste (a)	18,647	(3,646)	15,001	4,140	1,853	1,287	25,745
Other (b)	3,046	(116)	2,930	34	70	181	1,275
	21,693	(3,762)	17,931	4,174	1,923	1,468	27,020
Corporate and Other (c)	—	—	—	(1,209)	76	571	2,372
Total	$21,693	$(3,762)	$17,931	$2,965	$1,999	$2,039	$29,392

2020
Solid Waste:
East Tier	$7,873	$(1,503)	$6,370	$1,672	$801	$537	$14,274
West Tier	8,241	(1,657)	6,584	1,800	738	465	11,501
Solid Waste (a)	16,114	(3,160)	12,954	3,472	1,539	1,002	25,775
Other (b)	2,364	(100)	2,264	(42)	87	75	2,064
	18,478	(3,260)	15,218	3,430	1,626	1,077	27,839
Corporate and Other (c)	—	—	—	(996)	45	508	1,810
Total	$18,478	$(3,260)	$15,218	$2,434	$1,671	$1,585	$29,649

2019
Solid Waste:
East Tier	$8,098	$(1,519)	$6,579	$1,847	$776	$670	$11,600
West Tier	8,289	(1,608)	6,681	1,934	687	620	9,720
Solid Waste (a)	16,387	(3,127)	13,260	3,781	1,463	1,290	21,320
Other (b)	2,317	(122)	2,195	(158)	75	118	1,648
	18,704	(3,249)	15,455	3,623	1,538	1,408	22,968
Corporate and Other (c)	—	—	—	(917)	36	407	5,042
Total	$18,704	$(3,249)	$15,455	$2,706	$1,574	$1,815	$28,010
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased for 2021, as compared with 2020, primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume, as well as the acquisition of Advanced Disposal; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) changes from divestitures, asset impairments and unusual items as discussed further in Note 11. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth; (ii) increased landfill amortization from higher volumes and revisions in landfill estimates, including the anticipated timing of capping, closure and post-closure activities at certain landfills and adjustments in 2020 to the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations that benefitted costs in 2020 and (iii) inflationary cost pressures. During 2021, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation and amortization of acquired assets.

Income from operations for 2020 decreased, as compared with 2019, for the Solid Waste business due to the overall negative impact of the COVID-19 pandemic resulting in revenue declines from lower volumes and higher depreciation expense which was primarily related to investments in capital assets, including our fleet and facilities. The declines were partially offset by (i) higher yield in our collection and disposal businesses; (ii) the benefit of resumed fees and price increases; (iii) lower operating costs directly related to our proactive steps taken to manage our variable costs in the lower volume environment and (iv) a net divestiture gain of $33 million associated with the sale of net assets to GFL Environmental, primarily within our West Tier segment.

Additionally, income from operations for our West Tier segment was impacted by $41 million of non-cash asset impairment charges primarily related to two landfills and an oil field waste injection facility. Income from operations for our East Tier segment was impacted by a $20 million non-cash impairment charge related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace. Furthermore, in 2019, our West Tier segment benefited from the clean-up efforts of natural disasters primarily in California and similar efforts did not recur in 2020.

(b)	“Other” includes (i) elements of our WMSBS business; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our EES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services and (v) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The increase in income from operations for 2021, as compared with 2020, was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business.

Income from operations for the Other segment for 2020, as compared with 2019, was favorably impacted primarily by (i) volume increases in our WM Renewable Energy business as a result of a new renewable energy facility coming online; (ii) our WMSBS business as a result of newly executed national account contracts and (iii) our recycling brokerage business.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These costs increased in 2021, as compared with 2020, due to (i) higher incentive compensation costs; (ii) increased labor, support and integration costs following our acquisition of Advanced Disposal; (iii) strategic investments in our digital platform; (iv) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (v) charges pertaining to reserves for certain loss contingencies during 2021. These increases were partially offset by lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in 2020 and changes in the measurement of our environmental remediation obligations and recovery assets in both 2020 and 2021.

The costs increased in 2020, as compared with 2019, due to (i) higher consulting, advisory and legal fees associated with our acquisition and integration of Advanced Disposal; (ii) strategic investments in our digital platform; (iii) incremental costs associated with the COVID-19 pandemic and (iv) higher long-term incentive compensation costs. These increased expenses were offset, in part, by (i) lower annual incentive compensation costs and (ii) lower litigation reserves.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(e)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 2. In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
(g)	The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2021	2020	2019
Total assets, as reported above	$29,392	$29,649	$28,010
Elimination of intercompany investments and advances	(295)	(304)	(267)
Total assets, per Consolidated Balance Sheet	$29,097	$29,345	$27,743

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Tiers and our recycling brokerage services are included as part of our “Other” operations. The following table presents changes in goodwill during the reported periods by segment (in millions):

	Solid Waste
	East Tier	West Tier	Other	Total
Balance, December 31, 2019	$3,616	$2,846	$70	$6,532
Acquired goodwill	1,479	991	—	2,470
Divested goodwill	(3)	(12)	—	(15)
Foreign currency translation and other	9	(2)	—	7
Balance, December 31, 2020	$5,101	$3,823	$70	$8,994
Acquired goodwill (a)	27	15	34	76
Divested goodwill	(11)	(7)	(29)	(47)
Foreign currency translation and other	3	2	—	5
Balance, December 31, 2021	$5,120	$3,833	$75	$9,028
(a)	Includes $26 million of post-closing acquisition adjustments related to our acquisition of Advanced Disposal.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	2021	2020	2019
Commercial	$4,760	$4,102	$4,229
Residential	3,172	2,716	2,613
Industrial	3,210	2,770	2,916
Other collection	533	465	482
Total collection	11,675	10,053	10,240
Landfill	4,153	3,667	3,846
Transfer	2,072	1,855	1,820
Recycling	1,681	1,127	1,040
Other (a)	2,112	1,776	1,758
Intercompany (b)	(3,762)	(3,260)	(3,249)
Total	$17,931	$15,218	$15,455
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

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

Our 2020 operating results were negatively impacted by COVID-19, as volume declines began in March 2020 in our landfill, industrial and commercial collection businesses due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Throughout 2021, our volumes recovered from the sharp decline experienced in 2020, with minimal impact from the resurgence in transmission of COVID-19 associated with recent virus variants, as communities and businesses remained open. However, the potential for future resurgence in transmission of COVID-19 and related business closures, due to virus variants or other pandemic conditions, could adversely impact our volumes and costs in the future.

Service disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Net operating revenues relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2021	2020	2019
U.S.	$17,136	$14,505	$14,701
Canada	795	713	754
Total	$17,931	$15,218	$15,455

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2021	2020	2019
U.S.	$13,428	$13,168	$11,941
Canada	991	980	952
Total	$14,419	$14,148	$12,893

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K) at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 10, 2022. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019

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

4.8	—

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 2.00% Senior Notes due 2029 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2021].

4.9	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 2.00% Senior Notes due 2029 [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2021].

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.2†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 2020].
10.3†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.4†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.5†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.7	—

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

10.14†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.15†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.16†	—	Form of 2019 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2019].
10.17†	—	Form of 2020 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2020].
10.18†	—	Form of 2021 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2021].
10.19†*		Form of 2021 Long Term Incentive Compensation RSU Award Agreement.
21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 15, 2022
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Executive Vice President and	February 15, 2022
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 15, 2022
Leslie K. Nagy	(Principal Accounting Officer)

/s/ ANDRÉS R. GLUSKI	Director	February 15, 2022
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 15, 2022
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 15, 2022
Kathleen M. Mazzarella

/s/ SEAN E. MENKE	Director	February 15, 2022
Sean E. Menke

/s/ WILLIAM B. PLUMMER	Director	February 15, 2022
William B. Plummer

/s/ JOHN C. POPE	Director	February 15, 2022
John C. Pope

/s/ MARYROSE T. SYLVESTER	Director	February 15, 2022
Maryrose T. Sylvester

/s/ THOMAS H. WEIDEMEYER	Chairman of the Board and Director	February 15, 2022
Thomas H. Weidemeyer