Form 10-K/A
period 2021-12-31
WASTE MANAGEMENT INC
filed 2022-03-29
CIK 823768

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

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

Auditor Name: Ernst & Young LLP	Auditor Location: Houston, Texas	Auditor Firm ID: 42

\

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, initially filed with the Securities and Exchange Commission on February 15, 2022 (the “Original 2021 Form 10-K”), is being filed solely to revise Part II, Item 9A “Controls and Procedures” in response to a comment received from the staff of the Securities and Exchange Commission’s Division of Corporation Finance. This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original 2021 Form 10-K. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original 2021 Form 10-K and does not modify or update in any way the disclosures contained in the Original 2021 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2021 Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer have been included as exhibits to this Form 10-K/A.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the Original 2021 Form 10-K.

(a)  (2) All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ JAMES C. FISH, JR.
James C. Fish, Jr.
President, Chief Executive Officer and Director

Date: March 29, 2022

5