Form 10-Q
period 2022-03-31
WASTE MANAGEMENT INC
filed 2022-04-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 21, 2022 was 415,207,025 (excluding treasury shares of 215,075,436).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155	$118
Accounts receivable, net of allowance for doubtful accounts of $24 and $25, respectively	2,334	2,278
Other receivables, net of allowance for doubtful accounts of $8 and $8, respectively	145	268
Parts and supplies	149	135
Other assets	276	270
Total current assets	3,059	3,069
Property and equipment, net of accumulated depreciation and amortization of $20,918 and $20,537, respectively	14,298	14,419
Goodwill	9,034	9,028
Other intangible assets, net	868	898
Restricted funds	442	348
Investments in unconsolidated entities	625	432
Other assets	893	903
Total assets	$29,219	$29,097
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,384	$1,375
Accrued liabilities	1,387	1,428
Deferred revenues	600	571
Current portion of long-term debt	435	708
Total current liabilities	3,806	4,082
Long-term debt, less current portion	13,052	12,697
Deferred income taxes	1,680	1,694
Landfill and environmental remediation liabilities	2,409	2,373
Other liabilities	1,126	1,125
Total liabilities	22,073	21,971
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,178	5,169
Retained earnings	12,247	12,004
Accumulated other comprehensive income (loss)	15	17
Treasury stock at cost 215,102,120 and 214,158,636 shares, respectively	(10,302)	(10,072)
Total Waste Management, Inc. stockholders’ equity	7,144	7,124
Noncontrolling interests	2	2
Total equity	7,146	7,126
Total liabilities and equity	$29,219	$29,097

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues	$4,661	$4,112
Costs and expenses:
Operating	2,903	2,514
Selling, general and administrative	491	458
Depreciation and amortization	482	472
Restructuring	—	1
(Gain) loss from divestitures, asset impairments and unusual items, net	17	17
	3,893	3,462
Income from operations	768	650
Other income (expense):
Interest expense, net	(85)	(97)
Equity in net losses of unconsolidated entities	(15)	(9)
Other, net	3	1
	(97)	(105)
Income before income taxes	671	545
Income tax expense	157	124
Consolidated net income	514	421
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income attributable to Waste Management, Inc.	$513	$421
Basic earnings per common share	$1.24	$1.00
Diluted earnings per common share	$1.23	$0.99

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Consolidated net income	$514	$421
Other comprehensive income (loss), net of tax:
Derivative instruments, net	1	1
Available-for-sale securities, net	(13)	(5)
Foreign currency translation adjustments	10	13
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	(2)	9
Comprehensive income	512	430
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—
Comprehensive income attributable to Waste Management, Inc.	$511	$430

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$514	$421
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	482	472
Deferred income tax expense (benefit)	(11)	(14)
Interest accretion on landfill and environmental remediation liabilities	28	26
Provision for bad debts	10	11
Equity-based compensation expense	25	23
Net gain on disposal of assets	(4)	(9)
(Gain) loss from divestitures, asset impairments and other, net	17	17
Equity in net losses of unconsolidated entities, net of dividends	15	9
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	93	199
Other current assets	(20)	(1)
Other assets	19	7
Accounts payable and accrued liabilities	101	(2)
Deferred revenues and other liabilities	(11)	(39)
Net cash provided by operating activities	1,258	1,120
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(9)	(7)
Capital expenditures	(418)	(270)
Proceeds from divestitures of businesses and other assets, net of cash divested	5	15
Other, net	(150)	(72)
Net cash used in investing activities	(572)	(334)
Cash flows from financing activities:
New borrowings	2,362	—
Debt repayments	(2,471)	(329)
Common stock repurchase program	(250)	(250)
Cash dividends	(275)	(247)
Exercise of common stock options	9	17
Tax payments associated with equity-based compensation transactions	(34)	(28)
Other, net	24	7
Net cash used in financing activities	(635)	(830)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	2
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	52	(42)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	194	648
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$246	$606

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$155	$476
Restricted cash and cash equivalents included in other current assets	20	60
Restricted cash and cash equivalents included in restricted funds	71	70
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$246	$606

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	514	—	—	—	513	—	—	—	1
Other comprehensive income (loss), net of tax	(2)	—	—	—	—	(2)	—	—	—
Cash dividends declared of $0.65 per common share	(275)	—	—	—	(275)	—	—	—	—
Equity-based compensation transactions, net	34	—	—	(11)	5	—	862	40	—
Common stock repurchase program	(250)	—	—	20	—	—	(1,806)	(270)	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2022	$7,146	630,282	$6	$5,178	$12,247	$15	(215,102)	$(10,302)	$2

2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	421	—	—	—	421	—	—	—	—
Other comprehensive income (loss), net of tax	9	—	—	—	—	9	—	—	—
Cash dividends declared of $0.575 per common share	(247)	—	—	—	(247)	—	—	—	—
Equity-based compensation transactions, net	42	—	—	(8)	4	—	1,089	46	—
Common stock repurchase program	(250)	—	—	(50)	—	—	(1,809)	(200)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$7,429	630,282	$6	$5,071	$11,337	$48	(208,201)	$(9,035)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 12. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries and our WM Renewable Energy business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. that produce renewable natural gas, which is a significant source of fuel for our natural gas fleet.

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

The Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and intangible asset impairments and the fair value of assets and liabilities acquired in business combinations. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, we had $176 million and $175 million, respectively, of deferred contract costs, of which $129 million and $126 million, respectively, was related to deferred sales incentives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted funds, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2022			December 31, 2021
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$128	$29	$157	$137	$29	$166
Long-term	2,222	187	2,409	2,189	184	2,373
	$2,350	$216	$2,566	$2,326	$213	$2,539

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2022 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2021	$2,326	$213
Obligations incurred and capitalized	26	—
Obligations settled	(17)	(7)
Interest accretion	27	1
Revisions in estimates and interest rate assumptions (a) (b)	(13)	9
Acquisitions, divestitures and other adjustments	1	—
March 31, 2022	$2,350	$216
(a)	The amount reported for our landfill liabilities includes decreases related to revisions in estimated costs and timing of capping, closure and post-closure liabilities.
(b)	The amount reported for our environmental remediation liabilities includes a $17 million charge in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6. Partially offsetting this charge was a decrease of $8 million due to an increase from 1.50% at December 31, 2021 to 2.50% at March 31, 2022 in the risk-free discount rate used to measure these liabilities.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 12 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2022:

	March 31,	December 31,
	2022	2021
Commercial paper program (weighted average interest rate of 0.5% as of March 31, 2022 and 0.4% as of December 31, 2021)	$1,689	$1,778
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.1% as of March 31, 2022 and December 31, 2021)	8,126	8,126
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	400	395
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.3% to 4.3% (weighted average interest rate of 1.5% as of March 31, 2022 and 1.4% as of December 31, 2021)	2,619	2,619
Financing leases and other, maturing through 2085, weighted average interest rate of 4.8% as of March 31, 2022 and 4.5% as of December 31, 2021 (a)	731	567
Debt issuance costs, discounts and other	(78)	(80)
	13,487	13,405
Current portion of long-term debt	435	708
	$13,052	$12,697
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of March 31, 2022, we had approximately $3.0 billion of debt maturing within the next 12 months, including (i) $1.7 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.9% senior notes that mature in September 2022 and (iv) $180 million of other debt with scheduled maturities within the next 12 months, including $71 million of tax-exempt bonds. As of March 31, 2022, we have classified $2.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $435 million of debt maturing in the next 12 months is classified as current obligations.

As of March 31, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2022.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR (or a LIBOR successor rate, if applicable, as provided for in the underlying credit agreement) or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of March 31, 2022, we had no outstanding borrowings under this facility. We had $166 million of letters of credit issued and $1.7 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.6 billion as of March 31, 2022. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2022, we had $1.7 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of March 31, 2022, we had utilized $769 million of other uncommitted letter of credit lines, with terms maturing through April 2023.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended March 31, 2022, we made cash repayments of $2.5 billion, which were partially offset by $2.4 billion of cash borrowings (net of related discount on issuance).

Financing Leases and Other — The increase in our financing leases and other debt obligations during the three months ended March 31, 2022 is primarily related to our new federal low-income housing investment discussed in Note 4, which increased our debt obligations by $183 million. The increase in our debt obligations was partially offset by $19 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 23.5% and 22.7% for the three months ended March 31, 2022 and 2021, respectively. The increase in our effective income tax rate when comparing the three months ended March 31, 2022 and 2021 was primarily driven by (i) an increase in pre-tax income in 2022, which decreased the effective tax rate impact of our federal tax credits; and (ii) unfavorable adjustments to accruals and related deferred taxes, both of which were partially offset by a benefit from higher federal tax credits as a result of our incremental investment in low-income housing properties, which is discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. On February 8, 2022, we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Total consideration for this investment is expected to be $253 million, comprised of a $183 million note payable discussed in Note 3, an initial cash payment of $28 million and $42 million of interest payments expected to be paid over the life of the investment. At the time of the investment, we increased our investments in unconsolidated entities in our Condensed Consolidated Balance Sheet by $211 million, representing the principal balance of the note and the initial cash investment. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2033 under Section 42 or Section 45D of the Internal Revenue Code.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, we recognized $14 million and $9 million of net losses, respectively, and a reduction in our income tax expense of $23 million and $16 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. See Note 12 for additional information related to these unconsolidated variable interest entities.

Adjustments to Accruals and Related Deferred Taxes — During the three months ended March 31, 2022, we recognized an increase in our income tax expense of $3 million for adjustments to accruals and related deferred taxes.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2022	2021
Number of common shares outstanding at end of period	415.2	422.1
Effect of using weighted average common shares outstanding	0.5	0.8
Weighted average basic common shares outstanding	415.7	422.9
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.1	1.4
Weighted average diluted common shares outstanding	417.8	424.3
Potentially issuable shares	5.9	6.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.8	2.6

Refer to the Condensed Consolidated Statements of Operations for net income attributable to Waste Management, Inc.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2022, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 17 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $216 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2022. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2022, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, the recorded liability for MIMC’s estimated potential share of such costs increased by $17 million in 2022. As of March 31, 2022 and December 31, 2021, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $70 million and $53 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IRS audits for the 2017, 2021 and 2022 tax years and expect these audits to be completed within the next 24 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations(e)
2022
Solid Waste:
East Tier	$2,383	$(445)	$1,938	$531
West Tier	2,406	(490)	1,916	549
Solid Waste (a)	4,789	(935)	3,854	1,080
Other (b)	857	(50)	807	1
	5,646	(985)	4,661	1,081
Corporate and Other (c)	—	—	—	(313)
Total	$5,646	$(985)	$4,661	$768

2021
Solid Waste:
East Tier	$2,128	$(394)	$1,734	$453
West Tier	2,178	(442)	1,736	475
Solid Waste (a)	4,306	(836)	3,470	928
Other (b)	665	(23)	642	20
	4,971	(859)	4,112	948
Corporate and Other (c)	—	—	—	(298)
Total	$4,971	$(859)	$4,112	$650
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume and (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment. These increases were partially offset by inflationary cost pressures and labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business that are not included in the operations of our reportable segments; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) business and not included in the operations of our reportable segments; (iv) our recycling brokerage services; (v) certain other expanded service offerings and solutions and (vi) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The decrease in income from operations was primarily driven by our self-insurance program.

(c)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decrease in income from operations was primarily driven by (i) increased costs as a result of strategic investments we are making in our digital platform, including investments in customer service digitalization, as well as investments in our sustainability initiatives and (ii) increased labor costs primarily due to merit increases. This decrease in income from operations was partially offset by lower integration costs related to our acquisition of Advanced Disposal.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(e)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2022	2021
Commercial	$1,287	$1,131
Industrial	836	743
Residential	805	782
Other collection	153	116
Total collection	3,081	2,772
Landfill	1,051	915
Transfer	486	465
Recycling	453	342
Other (a)	575	477
Intercompany (b)	(985)	(859)
Total	$4,661	$4,112
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas to energy operations managed by our WM Renewable Energy business; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

8.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the first quarter of 2022, we recognized a $17 million charge in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

During the first quarter of 2021, we recognized net charges of $17 million consisting of (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment; which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

9.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(5), $0 and $0, respectively	—	(13)	10	—	(3)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	1	—	—	—	1
Net current period other comprehensive income (loss)	1	(13)	10	—	(2)
Balance, March 31, 2022	$1	$30	$(19)	$3	$15

10.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In December 2021, we executed an accelerated share repurchase (“ASR”) to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.

In February 2022, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $146.43. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in April 2022.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2022, the Company has authorization for $1.25 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

11.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2022	2021
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$166	$38
Equity securities	33	25
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	464	395
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	49	49
Total Assets	$712	$507
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next eight years.
(b)	Our investment has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 8 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of March 31, 2022 and December 31, 2021, the carrying value of our debt was $13.5 billion and $13.4 billion. The estimated fair value of our debt was approximately $13.3 billion and $14.1 billion as of March 31, 2022 and December 31, 2021, respectively. The decrease in the fair value of debt is primarily related to increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2022 and December 31, 2021. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $372 million and $178 million as of March 31, 2022 and December 31, 2021, respectively. The debt balance related to our investments in low-income housing properties was $331 million and $156 million as of March 31, 2022 and December 31, 2021, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $103 million and $110 million as of March 31, 2022 and December 31, 2021, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $118 million and $117 million as of March 31, 2022 and December 31, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets, consummate and integrate acquisitions; failure to obtain the results anticipated from acquisitions, including continuing to realize the strategic benefits and cost synergies from our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”); environmental and other regulations, including developments related to emerging contaminants, gas emissions and renewable fuel; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits; failure to attract, hire and retain key team members and a high quality workforce; changes in wage and labor related regulations; significant storms and destructive climate events; public health risk and other impacts of COVID-19 or similar pandemic conditions, including related regulations, resulting in increased costs and social, labor and commercial disruption; macroeconomic pressures and market disruption resulting in labor, supply chain and transportation constraints and inflationary cost pressure; increased competition; pricing actions; commodity price fluctuations; impacts from Russia’s recent invasion of Ukraine and the resulting geopolitical conflict and international response, including increased risk of cyber incidents and exacerbation of market disruption, inflationary cost pressure and changes in commodity prices, fuel and other energy costs; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; weakness in general economic conditions and capital markets; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning and human capital management system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive waste management environmental services, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial, and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. that produce renewable natural gas, which is a significant source of fuel for our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic, and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2021 Sustainability Report, which details our people-first commitment to help make the communities in which we live and work safe, resilient, and sustainable. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10 Q.

In 2021, our senior management began evaluating, overseeing, and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting, and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, fuel surcharge and regulatory recovery fees which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, described under Results of Operations below.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. As North America’s leading provider of comprehensive waste management environmental services, sustainability and environmental stewardship is embedded in all that we do. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Our strategy leverages and sustains the strongest asset network in the industry to drive best in class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, enhancements to our digital platform, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we continue to improve existing diversion technologies, such as through investments in our recycling operations, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection, and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As the leading waste management environmental services provider in North America, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Our sustainability agenda includes expanding recycling and focuses on meeting or exceeding specific 2025 and

2038 sustainability goals around people, customers, the environment, and community, which align with eight of the United Nations Sustainable Development Goals.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19 and other macroeconomic trends, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate dramatically by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. This next phase will prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection. Additionally, in early 2022, we implemented our new enterprise resource planning system which will contribute to operational and service excellence by empowering our people through a modern, simplified and connected finance and accounting platform.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic and other external events and conditions, intensified during the second half of 2021 and have continued through the first quarter of 2022. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address frontline employee turnover, increased volume, and operational challenges. The COVID-19 pandemic and other external events and conditions have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, we are currently experiencing margin pressures from commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices. The extent and duration of the impact of these labor market, supply chain and transportation challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; size, location, and qualifications of the labor pool; behavioral changes; wage and price structures; adoption of new or revised regulations; future resurgence in pandemic conditions and restrictions and geopolitical conflicts and responses. As costs increase, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With increased pressure from the strong economic recovery, particularly on labor, we remain focused on putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We are encouraged by our results in 2022 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Quarter Financial Results

During the first quarter of 2022, we delivered strong revenue and income from operations as we continued to experience higher yield and volume recovery at our landfills and in our commercial collection business. However, our first quarter of 2022 income from operations was impacted by constraints on labor availability and inflationary cost pressures. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for new team members. In addition, we are focused on executing on our disciplined pricing programs in the face of these additional labor cost and inflationary pressures. We also made significant investments in recycling automation technology and customer service digitalization to further support our continued focus on optimizing operational efficiency as well as achieving improved labor productivity for all lines of business. During the first quarter of 2022, we allocated $418 million of available cash to capital expenditures and $525 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the first quarter include:

●	Revenues of $4,661 million, compared with $4,112 million in the prior year period, an increase of $549 million, or 13.4%. The increase is primarily attributable to (i) higher yield in our collection and disposal lines of business; (ii) strong volume growth and (iii) increases in the market prices for recycling commodities we sell;
●	Operating expenses of $2,903 million, or 62.3% of revenues, compared with $2,514 million, or 61.1% of revenues, in the prior year period. The $389 million increase is primarily attributable to (i) commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices, which also impacted our operating expense as a percentage of revenue; (ii) inflationary cost pressures; (iii) labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth; (iv) volume growth, particularly for our commercial collection business; and (v) higher risk management costs;
●	Selling, general and administrative expenses were $491 million, or 10.5% of revenues, compared with $458 million, or 11.1% of revenues, in the prior year period. The $33 million increase is primarily attributable to strategic investments in our digital platform and sustainability initiatives and increased labor costs primarily due to merit increases;
●	Income from operations was $768 million, or 16.5% of revenues, compared with $650 million, or 15.8% of revenues, in the prior year period. The improved earnings in the current quarter are driven by strong operating results in our collection and disposal business and improved profitability in our recycling business. The increase in income from operations was partially offset by (i) inflationary cost pressures; (ii) labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth and (iii) strategic investments in our digital platform and sustainability initiatives;
●	Net income attributable to Waste Management, Inc. was $513 million, or $1.23 per diluted share, compared with $421 million, or $0.99 per diluted share, in the prior year period. The increase in income from operations discussed above, in addition to lower interest expense, drove an increase in net income. The year-over-year increase in net income was impacted by an increase in income tax expense;
●	Net cash provided by operating activities was $1,258 million compared with $1,120 million in the prior year period, with the increase related to (i) the increase in earnings attributable to our collection and disposal and recycling lines of business and (ii) lower interest payments due to the timing of certain interest payments and refinancing activities in 2021 that reduced our overall interest rate; and
●	Free cash flow was $845 million compared with $865 million in the prior year period. The decrease in free cash flow is primarily attributable to an increase in capital spending, primarily driven by timing differences in our fixed asset purchases, as well as our intentional investment in sustainability and growth in recycling and renewable energy projects, partially offset by an increase in net cash provided by operating activities, as discussed above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our East and West Tiers. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2022	2021
Commercial	$1,287	$1,131
Industrial	836	743
Residential	805	782
Other collection	153	116
Total collection	3,081	2,772
Landfill	1,051	915
Transfer	486	465
Recycling	453	342
Other (a)	575	477
Intercompany (b)	(985)	(859)
Total	$4,661	$4,112
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2022 vs. 2021
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$197	5.5%
Recycling (c)	116	35.7
Fuel surcharges and other (d)	90	46.5
Total average yield (e)			$403	9.8%
Volume (d)			148	3.6
Internal revenue growth			551	13.4
Acquisitions			3	0.1
Divestitures			(5)	(0.1)
Foreign currency translation			—	—
Total			$549	13.4%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	Beginning in the fourth quarter of 2021, includes changes in our revenue attributable to our WM Renewable Energy business from yield, which is included in Fuel Surcharges and Other, and Volume. We have revised our prior year results to conform with the current year presentation.
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2022 vs. 2021
		As a % of
		Related
	Amount	Business
Commercial	$84	7.9%
Industrial	54	7.7
Residential	38	5.0
Total collection	176	6.7
Landfill	13	2.4
Transfer	8	3.3
Total collection and disposal	$197	5.5%

Our overall strategic pricing efforts are focused on recovering inflationary cost increases we experience in our business by increasing our average unit rate. We experienced strong average yield growth in our collection line of business of 6.7% for the first quarter of 2022 showing our focus on our pricing efforts in this inflationary environment. We are also continuing to see growth in our landfill and transfer businesses with our municipal solid waste business experiencing 5.1% average yield growth for the first quarter of 2022.

Recycling — Increases in the market prices for recycling commodities resulted in revenue growth of $116 million for the first quarter of 2022, as compared with the prior year period. During the first quarter of 2022, average market prices for recycling commodities at the Company’s facilities were 60% higher compared to the prior year period. Strong demand for recycled materials strengthened through 2021, continuing into 2022, driven by the strength in e-commerce and manufacturers committing to use more recycled content in their packaging.

Fuel Surcharges and Other — These fees, which include (i) our fuel surcharge program; (ii) yield from our WM Renewable Energy business and (iii) other mandated fees, increased $90 million for the first quarter of 2022, as compared with the prior year period. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Market prices for diesel fuel were almost 50% higher for the first quarter of 2022, as compared with the prior year period, as diesel fuel prices have continued to meaningfully increase. Revenue from our WM Renewable Energy business increased for the first quarter of 2022, as compared with the prior year period, primarily driven by the 55% increase in value for renewable fuel standard credits. The other fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the first quarter of 2022, as compared with the prior year period.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $148 million, or 3.6%, for the first quarter of 2022, as compared with the prior year period. Our collection and disposal business volumes grew 4.2% in the first quarter of 2022, as compared with the prior year period, but were partially offset by lower volumes in our WM Renewable Energy and recycling businesses.

The pace of recovery in our volumes continued during the first quarter of 2022 following the growth we saw in 2021. Volume at our landfills and our commercial collection business were the most significant drivers of volume growth primarily due to the negative impact of COVID-19 in the prior year as well as the economic recovery in the current business environment. In addition, our WMSBS business volume grew as a result of our continued focus on a differentiated service model for national accounts customers.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2022		2021
Labor and related benefits	$814	17.5%	$746	18.1%
Transfer and disposal costs	282	6.0	274	6.7
Maintenance and repairs	422	9.1	374	9.1
Subcontractor costs	457	9.8	391	9.5
Cost of goods sold	263	5.6	181	4.4
Fuel	134	2.9	86	2.1
Disposal and franchise fees and taxes	167	3.6	156	3.8
Landfill operating costs	96	2.1	96	2.3
Risk management	95	2.0	73	1.8
Other	173	3.7	137	3.3
	$2,903	62.3%	$2,514	61.1%

Our operating expenses for the first quarter of 2022 increased primarily due to (i) commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices; (ii) inflationary cost pressures, primarily in maintenance and repairs and subcontractor costs; (iii) labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth; (iv) volume growth, particularly for our commercial collection business; and (v) higher risk management costs. These impacts were partially offset by our continued focus on operating efficiency and efforts to control costs as volumes grow.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) merit and proactive market wage adjustments to hire and retain talent; (ii) planned headcount growth as volume increases, particularly in our commercial and industrial collection businesses, which when combined with continued driver shortages and turnover in certain markets, increased overtime and training hours and (iii) increases in health and welfare costs attributable to higher benefit costs and increases in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by inflationary cost increases from our third-party haulers and increased commercial and industrial collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by supply chain constraints with delays in receiving new trucks; (iii) commercial and industrial collection volume increases; (iv) labor cost pressure from our technicians, including higher overtime from labor shortages and (v) an increase in container repairs driven by volume increases and delays in normal course capital expenditures for steel containers due to both steel costs and supply chain constraints.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) inflationary cost increases, particularly related to labor costs, demand implications and fuel costs, from third-party haulers; (ii) higher disposal volumes at our transfer stations and (iii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by an almost 60% increase in recycling commodity prices compared to the prior year period.

Fuel — The increase in fuel was primarily due to increases of almost 50% in market prices for diesel fuel and the cessation of federal natural gas fuel tax credits received in 2021 that have yet to be extended into 2022. These increases were offset, in part, by a decrease attributable to lower diesel consumption as we expand our compressed natural gas fleet.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by (i) landfill volume increases and (ii) disposal rate increases at third-party disposal sites.

Risk Management — Risk management costs increased primarily due to an increase in claims costs due to unfavorable cost development on a limited population of severe cases and inflation in premiums.

Other — Other operating cost increases were primarily due to (i) inflationary cost pressures; (ii) higher equipment rental costs attributable, in part, to increased volumes and supply chain constraints slowing normal course fleet and equipment orders and (iii) an increase in business travel in 2022. Additionally, net gains on sales of certain assets in the prior year unfavorably impacted the comparability of the reported periods.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2022		2021
Labor and related benefits	$305	6.5%	$297	7.2%
Professional fees	66	1.4	49	1.2
Provision for bad debts	10	0.2	10	0.2
Other	110	2.4	102	2.5
	$491	10.5%	$458	11.1%

Selling, general and administrative expenses have increased primarily due to strategic investments in our digital platform including investments in customer service digitalization, as well as investments in our sustainability initiatives and increased labor costs primarily due to merit increases. Although our costs increased, the significant revenue increase positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year period.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits was primarily due to annual merit increases for our employees and health and welfare costs attributable to higher benefit costs and increased medical activity.

Professional Fees — The increase in professional fees was primarily driven by increased support for the strategic investments in our digital platform and our sustainability initiatives. Partially offsetting these increases were lower integration costs related to our acquisition of Advanced Disposal.

Other — The increase in other expenses was primarily driven by costs associated with increased technology infrastructure costs to support our strategic investments in our digital platform and an increase in business travel in 2022.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2022		2021
Depreciation of tangible property and equipment	$283	6.1%	$279	6.8%
Amortization of landfill airspace	167	3.5	157	3.8
Amortization of intangible assets	32	0.7	36	0.9
	$482	10.3%	$472	11.5%

The increase in depreciation of tangible property and equipment during the first quarter of 2022, as compared with the prior year period, was primarily driven by additional depreciation due to investments in capital assets to service our customers, such as containers and heavy equipment for our landfills. The increase in amortization of landfill airspace during the first quarter of 2022 was driven by landfill volume increases from the economic recovery and changes in amortization rates driven by revisions in landfill estimates, which includes changes in the anticipated timing of capping, closure and post-closure activities. The decrease in amortization of intangible assets during the during the first quarter of 2022 was primarily driven by the reduction in amortization of acquired intangible assets from the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the first quarter of 2022, we recognized a $17 million charge in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidating Financial Statements.

During the first quarter of 2021, we recognized net charges of $17 million consisting of (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment; which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2022	2021(c)	Change
Solid Waste:
East Tier	$531	$453	$78	17.2%
West Tier	549	475	74	15.6
Solid Waste	1,080	928	152	16.4
Other (a)	1	20	(19)	*
Corporate and Other (b)	(313)	(298)	(15)	5.0
Total	$768	$650	$118	18.2%
Percentage of revenues	16.5%	15.8%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our EES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services; (v) certain other expanded service offerings and solutions and (vi) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
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

The significant items affecting income from operations for our segments during the first quarter of 2022, as compared with the prior year period, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume and (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment. These increases were partially offset by inflationary cost pressures and labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth.
●	Other — The decrease in income from operations was primarily driven by our self-insurance program.
●	Corporate and Other — The decrease in income from operations was primarily driven by (i) increased costs as a result of strategic investments we are making in our digital platform including investments in customer service digitalization, as well as investments in our sustainability initiatives and (ii) increased labor costs primarily due to merit increases. This decrease in income from operations was partially offset by lower integration costs related to our acquisition of Advanced Disposal.

Interest Expense, Net

Our interest expense, net was $85 million and $97 million during the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily due to the retirement of $1.3 billion of certain high-coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021 and, to a lesser extent, the impacts that lower interest rates have had on the cost of certain of our tax-exempt debt.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $15 million and $9 million during the three months ended March 31, 2022 and 2021, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense and effective income tax rates were $157 million, or 23.5%, and $124 million, or 22.7%, for the three months ended March 31, 2022 and 2021, respectively. The increase in our income tax expense and effective income tax rate when comparing the three months ended March 31, 2022 with the prior year period are primarily driven by (i) an increase in pre-tax income in 2022, which decreased the effective tax rate impact of our federal tax credits; and (ii) unfavorable adjustments to accruals and related deferred taxes, both of which were partially offset by a benefit from higher federal tax credits as a result of our incremental investment in low-income housing properties. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$155	$118
Restricted funds:
Insurance reserves	$402	$305
Final capping, closure, post-closure and environmental remediation funds	118	118
Other	2	5
Total restricted funds (a)	$522	$428
Debt:
Current portion	$435	$708
Long-term portion	13,052	12,697
Total debt	$13,487	$13,405
(a)	As of March 31, 2022 and December 31, 2021, $80 million of these account balances was included in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2022, we had approximately $3.0 billion of debt maturing within the next 12 months, including (i) $1.7 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.9% senior notes that mature in September 2022 and (iv) $180 million of other debt with scheduled maturities within the next 12 months, including $71 million of tax-exempt bonds. As of March 31, 2022, we have classified $2.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $435 million of debt maturing in the next 12 months is classified as current obligations.

As of March 31, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2022.

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

	March 31, 2022	December 31, 2021
Balance Sheet Information:
Current assets	$120	$6
Noncurrent assets	13	13
Current liabilities	324	590
Noncurrent liabilities:
Advances due to affiliates (a)	19,174	18,599
Other noncurrent liabilities	10,973	10,778
(a)	The previously reported balance of Advances due to affiliates as of December 31, 2021 was understated and has been corrected in our current year presentation above.

Three Months Ended
March 31, 2022
Income Statement Information:
Revenue	$—
Operating income	—
Net income	20

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2022	2021
Net cash provided by operating activities	$1,258	$1,120
Net cash used in investing activities	$(572)	$(334)
Net cash used in financing activities	$(635)	$(830)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $138 million for the three months ended March 31, 2022, as compared with the prior year period, as a result of an increase in earnings attributable to our collection and disposal and recycling lines of business, as well as lower interest payments due to the timing of certain interest payments and refinancing activities in 2021 that reduced our overall interest rate, partially offset by higher annual incentive compensation payments in the current year.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2022 and 2021 are summarized below:

●	Capital Expenditures — We used $418 million and $270 million for capital expenditures during the three months ended March 31, 2022 and 2021, respectively. The increase in capital spending is primarily driven by timing differences in our fixed asset purchases, as well as our intentional investment in sustainability and growth in recycling and renewable energy projects. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.

●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2022 and 2021, we used $97 million and $73 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. Additionally, we used $28 million in 2022 to make an initial cash payment associated with a new low-income housing investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2022 and 2021 are summarized below:

●	Debt Repayments and Borrowings — The following summarizes our cash borrowings and repayments of debt for the three months ended March 31 (in millions):

	2022	2021
Borrowings:
Commercial paper (a)	$2,362	$—
	$2,362	$—
Repayments:
Commercial paper (a)	$(2,452)	$(280)
Tax-exempt bonds	—	(24)
Other debt	(19)	(25)
	$(2,471)	$(329)
Net cash repayments	$(109)	$(329)
(a)Beginning in the second quarter of 2021, we elected to report these cash flows on a gross basis. Reclassifications have been made to our prior period information for comparability purposes.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During each of the three months ended March 31, 2022 and 2021, we used $250 million to repurchase shares of our common stock under accelerated share repurchase agreements. See Note 10 to the Condensed Consolidated Financial Statements for additional information.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $275 million and $247 million during the three months ended March 31, 2022 and 2021, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.575 in 2021 to $0.65 in 2022.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2022	2021
Net cash provided by operating activities	$1,258	$1,120
Capital expenditures to support the business	(371)	(259)
Capital expenditures - sustainability growth investments (a)	(47)	(11)
Total capital expenditures	(418)	(270)
Proceeds from divestitures of businesses and other assets, net of cash divested	5	15
Free cash flow	$845	$865

(a)

These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived assets and intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Inflation

Accelerated and pronounced economic pressures, particularly related to inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, have continued to have a significant impact on our cost structure and capital expenditures in the first quarter of 2022. We are taking proactive steps to recover and/or mitigate inflationary cost pressures through our overall strategic pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. A significant portion of our revenue is tied to a price escalation index with a lookback provision, which has resulted in a timing lag in our ability to recover increased costs under these contracts during this period of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. As we entered 2022, many of these contract lookback provisions began to capture the inflationary cost increases experienced in the second half of 2021 in the price escalation calculation; however, due to the continued rapid pace of inflation as well as the relatively low inflationary cost environment of the first half of 2021, such timing lag persists.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2022 does not materially differ from the following information discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021:

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2021.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2021, we had $13.5 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. We had $2.5 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $1.8 billion of short-term borrowings under our commercial paper program; (ii) $645 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and (iii) $54 million of variable-rate tax-exempt bonds that are subject to repricing on a weekly basis. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2022 interest expense by $7 million.

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

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the first quarter of 2022, we implemented a new general ledger accounting system and complementary finance enterprise resource planning system. These new system implementations were achieved after a multi-year review of existing accounting and reporting processes and the design and configuration of system-enabled enhancements to such processes. With the implementation, we have realized certain process efficiencies and we expect this new system to enhance our financial reporting and analysis capabilities in the future. The change in our general ledger and finance enterprise resource planning systems was subject to thorough testing and review by internal and external parties both before and after the implementation. While these systems implementations are intended to enhance our framework for internal control over financial reporting, management, together with our CEO and CFO, has determined that the changes in our internal controls over financial reporting during the quarter ended March 31, 2022 have not been material and are not reasonably likely to materially affect our internal controls over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2022 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31 (a)	0.4	$158.98	0.4	$1.50 billion
February 1 — 28 (b)	1.4	$146.43	1.4	$1.25 billion
March 1 — 31	—	$—	—	$1.25 billion	(c)
Total	1.8	$149.49	1.8
(a)	In December 2021, we executed an accelerated share repurchase (“ASR”) to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.
(b)	In February 2022, we executed an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $146.43. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in April 2022.
(c)	As of March 31, 2022, the Company has authorization for $1.25 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2022 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 7, 2022].

10.2	Form of 2022 Long Term Incentive Compensation Award Agreement for RSU Award [Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 7, 2022].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: April 26, 2022