Form 10-Q
period 2022-06-30
WASTE MANAGEMENT INC
filed 2022-07-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2022 was 413,335,715 (excluding treasury shares of 216,946,746).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$894	$118
Accounts receivable, net of allowance for doubtful accounts of $26 and $25, respectively	2,494	2,278
Other receivables, net of allowance for doubtful accounts of $7 and $8, respectively	171	268
Parts and supplies	159	135
Other assets	269	270
Total current assets	3,987	3,069
Property and equipment, net of accumulated depreciation and amortization of $21,127 and $20,537, respectively	14,382	14,419
Goodwill	9,022	9,028
Other intangible assets, net	834	898
Restricted funds	397	348
Investments in unconsolidated entities	607	432
Other assets	899	903
Total assets	$30,128	$29,097
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,382	$1,375
Accrued liabilities	1,493	1,428
Deferred revenues	616	571
Current portion of long-term debt	231	708
Total current liabilities	3,722	4,082
Long-term debt, less current portion	14,046	12,697
Deferred income taxes	1,632	1,694
Landfill and environmental remediation liabilities	2,426	2,373
Other liabilities	1,110	1,125
Total liabilities	22,936	21,971
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,257	5,169
Retained earnings	12,563	12,004
Accumulated other comprehensive income (loss)	(17)	17
Treasury stock at cost, 217,005,817 and 214,158,636 shares, respectively	(10,619)	(10,072)
Total Waste Management, Inc. stockholders’ equity	7,190	7,124
Noncontrolling interests	2	2
Total equity	7,192	7,126
Total liabilities and equity	$30,128	$29,097

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues	$5,027	$4,476	$9,688	$8,588
Costs and expenses:
Operating	3,142	2,736	6,045	5,250
Selling, general and administrative	487	445	978	903
Depreciation and amortization	508	500	990	972
Restructuring	—	4	—	5
(Gain) loss from divestitures, asset impairments and unusual items, net	—	—	17	17
	4,137	3,685	8,030	7,147
Income from operations	890	791	1,658	1,441
Other income (expense):
Interest expense, net	(93)	(98)	(178)	(195)
Loss on early extinguishment of debt	—	(220)	—	(220)
Equity in net losses of unconsolidated entities	(17)	(11)	(32)	(20)
Other, net	(4)	(6)	(1)	(5)
	(114)	(335)	(211)	(440)
Income before income taxes	776	456	1,447	1,001
Income tax expense	189	105	346	229
Consolidated net income	587	351	1,101	772
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—
Net income attributable to Waste Management, Inc.	$587	$351	$1,100	$772
Basic earnings per common share	$1.42	$0.83	$2.65	$1.83
Diluted earnings per common share	$1.41	$0.83	$2.64	$1.82

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consolidated net income	$587	$351	$1,101	$772
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	6	3	7
Available-for-sale securities, net	(7)	3	(20)	(2)
Foreign currency translation adjustments	(27)	13	(17)	26
Post-retirement benefit obligations, net	—	—	—	—
Other comprehensive income (loss), net of tax	(32)	22	(34)	31
Comprehensive income	555	373	1,067	803
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—
Comprehensive income attributable to Waste Management, Inc.	$555	$373	$1,066	$803

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$1,101	$772
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	990	972
Deferred income tax (benefit) expense	(64)	(67)
Interest accretion on landfill and environmental remediation liabilities	55	53
Provision for bad debts	24	17
Equity-based compensation expense	51	45
Net gain on disposal of assets	(10)	(12)
(Gain) loss from divestitures, asset impairments and other, net	17	17
Equity in net losses of unconsolidated entities, net of dividends	32	22
Loss on early extinguishment of debt	—	220
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(88)	(24)
Other current assets	(26)	(22)
Other assets	36	9
Accounts payable and accrued liabilities	250	213
Deferred revenues and other liabilities	(63)	(52)
Net cash provided by operating activities	2,305	2,163
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10)	(10)
Capital expenditures	(968)	(666)
Proceeds from divestitures of businesses and other assets, net of cash divested	11	17
Other, net	(133)	(49)
Net cash used in investing activities	(1,100)	(708)
Cash flows from financing activities:
New borrowings	5,360	1,707
Debt repayments	(4,683)	(2,326)
Premiums and other paid on early extinguishment of debt	—	(211)
Common stock repurchase program	(520)	(500)
Cash dividends	(544)	(489)
Exercise of common stock options	21	41
Tax payments associated with equity-based compensation transactions	(35)	(28)
Other, net	(6)	(4)
Net cash used in financing activities	(407)	(1,810)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	4
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	799	(351)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	194	648
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$993	$297

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$894	$148
Restricted cash and cash equivalents included in other current assets	30	56
Restricted cash and cash equivalents included in restricted funds	69	93
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$993	$297

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2022
Balance, March 31, 2022	$7,146	630,282	$6	$5,178	$12,247	$15	(215,102)	$(10,302)	$2
Consolidated net income	587	—	—	—	587	—	—	—	—
Other comprehensive income (loss), net of tax	(32)	—	—	—	—	(32)	—	—	—
Cash dividends declared of $0.65 per common share	(269)	—	—	—	(269)	—	—	—	—
Equity-based compensation transactions, net	34	—	—	29	(2)	—	141	7	—
Common stock repurchase program	(274)	—	—	50	—	—	(2,046)	(324)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2

2021
Balance, March 31, 2021	$7,429	630,282	$6	$5,071	$11,337	$48	(208,201)	$(9,035)	$2
Consolidated net income	351	—	—	—	351	—	—	—	—
Other comprehensive income (loss), net of tax	22	—	—	—	—	22	—	—	—
Cash dividends declared of $0.575 per common share	(242)	—	—	—	(242)	—	—	—	—
Equity-based compensation transactions, net	44	—	—	33	(2)	—	310	13	—
Common stock repurchase program	(250)	—	—	—	—	—	(1,576)	(250)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	1,101	—	—	—	1,100	—	—	—	1
Other comprehensive income (loss), net of tax	(34)	—	—	—	—	(34)	—	—	—
Cash dividends declared of $1.30 per common share	(544)	—	—	—	(544)	—	—	—	—
Equity-based compensation transactions, net	68	—	—	18	3	—	1,003	47	—
Common stock repurchase program	(524)	—	—	70	—	—	(3,852)	(594)	—
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2

2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	772	—	—	—	772	—	—	—	—
Other comprehensive income (loss), net of tax	31	—	—	—	—	31	—	—	—
Cash dividends declared of $1.15 per common share	(489)	—	—	—	(489)	—	—	—	—
Equity-based compensation transactions, net	86	—	—	25	2	—	1,399	59	—
Common stock repurchase program	(500)	—	—	(50)	—	—	(3,385)	(450)	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries and our WM Renewable Energy business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet.

In 2021, our senior management began evaluating, overseeing and managing the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. We finalized the assessment of our segments during the fourth quarter of 2021. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 7.

The Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, we had $177 million and $175 million, respectively, of deferred contract costs, of which $132 million and $126 million, respectively, was related to deferred sales incentives.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2022			December 31, 2021
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$135	$29	$164	$137	$29	$166
Long-term	2,244	182	2,426	2,189	184	2,373
	$2,379	$211	$2,590	$2,326	$213	$2,539

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2022 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2021	$2,326	$213
Obligations incurred and capitalized	56	—
Obligations settled	(43)	(12)
Interest accretion	54	1
Revisions in estimates and interest rate assumptions (a) (b)	(13)	9
Acquisitions, divestitures and other adjustments	(1)	—
June 30, 2022	$2,379	$211
(a)	The amount reported for our landfill liabilities includes decreases related to revisions in estimated costs and timing of capping, closure and post-closure liabilities.
(b)	The amount reported for our environmental remediation liabilities includes a $17 million charge in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6. Partially offsetting this charge was a decrease of $11 million due to an increase from 1.50% at December 31, 2021 to 3.00% at June 30, 2022 in the risk-free discount rate used to measure these liabilities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2022:

	June 30,	December 31,
	2022	2021
Commercial paper program (weighted average interest rate of 0.4% as of June 30, 2022 and December 31, 2021)	$1,006	$1,778
Term Loan maturing May 2024, interest rate of 2.3% as of June 30, 2022	1,000	—
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.2% as of June 30, 2022 and 3.1% as of December 31, 2021)	8,626	8,126
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	388	395
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.3% to 4.3% (weighted average interest rate of 1.8% as of June 30, 2022 and 1.4% as of December 31, 2021)	2,619	2,619
Financing leases and other, maturing through 2085, weighted average interest rate of 4.7% as of June 30, 2022 and 4.5% as of December 31, 2021 (a)	723	567
Debt issuance costs, discounts and other	(85)	(80)
	14,277	13,405
Current portion of long-term debt	231	708
	$14,046	$12,697
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of June 30, 2022, we had approximately $2.4 billion of debt maturing within the next 12 months, including (i) $1.0 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $625 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $226 million of other debt with scheduled maturities within the next 12 months, including $111 million of tax-exempt bonds. As of June 30, 2022, we have classified $2.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $231 million of debt maturing in the next 12 months is classified as current obligations.

Additionally, as of June 30, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities which are supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — In May 2022, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility extending the term through May 2027. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit or to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are generally based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CDOR can range from 0.585% to 1.025% per annum, plus a credit adjustment spread of 0.10% per annum on SOFR-based rates (the “SOFR Credit Adjustment Spread”) to account for the transition from the use of LIBOR to SOFR in such rate calculations. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of June 30, 2022, we had no outstanding borrowings under this facility. We had $166 million of letters of credit issued and $1.0 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $2.3 billion as of June 30, 2022.

Pursuant to the terms of the $3.5 billion revolving credit facility, and as a mechanism to align our environmental, social and governance (“ESG”) focus and strategy across external and internal stakeholders, the Company, in consultation with one or more banks selected by the Company to be the sustainability coordinator under the applicable credit agreement (the “Sustainability Coordinator”), has the ability to establish specified key performance indicators (“KPIs”) with respect to certain ESG targets of the Company and its subsidiaries. The Sustainability Coordinator, the Company and the administrative agent may amend the credit agreement, unless such amendment is objected to by banks holding more than 50% of the commitments under such credit agreement, solely for the purpose of incorporating the KPIs so that certain adjustments to the otherwise applicable fees or interest rates may be made based on our performance against the KPIs.

$1.0 Billion, Two-Year, Term Credit Agreement — In May 2022, we entered into a $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”) to be used for general corporate purposes. The interest rate we pay on our outstanding balance is generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR can range from 0.50% to 0.90% per annum, plus the SOFR Credit Adjustment Spread. As discussed above with respect to our $3.5 billion revolving credit facility, the Term Loan also permits the Company to pursue an amendment of the credit agreement to incorporate certain ESG KPIs and related adjustments to applicable fees or interest rates based on performance against the KPIs. As of June 30, 2022, we had $1.0 billion of outstanding borrowings under our Term Loan. WM Holdings also guarantees all of the obligations under the Term Loan.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2022, we had $1.0 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of June 30, 2022, we had utilized $767 million of other uncommitted letter of credit lines with terms maturing through June 2023.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

Commercial Paper Program — During the six months ended June 30, 2022, we made cash repayments of $4.1 billion, which were partially offset by $3.4 billion of cash borrowings (net of related discount on issuance).

Term Loan — In May 2022, we borrowed $1.0 billion under our Term Loan to be used for general corporate purposes.

Senior Notes — In May 2022, WMI issued $1.0 billion of 4.15% senior notes due April 15, 2032, the net proceeds of which were $992 million. We used the net proceeds to redeem our $500 million of 2.9% senior notes due September 2022 in advance of their scheduled maturity, to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes.

Financing Leases and Other — The increase in our financing leases and other debt obligations during the six months ended June 30, 2022 is primarily related to our new federal low-income housing investment discussed in Note 4, which increased our debt obligations by $183 million. The increase in our debt obligations was partially offset by $42 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 24.3% and 23.9% for the three and six months ended June 30, 2022, respectively, compared with 22.9% and 22.8% for the three and six months ended June 30, 2021, respectively.

The increase in our effective income tax rate when comparing the three and six months ended June 30, 2022 and 2021 was primarily driven by an increase in pre-tax income in 2022 resulting in a decreased rate benefit from federal tax credits. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. In February 2022, we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Total consideration for this investment is expected to be $253 million, comprised of a $183 million note payable discussed in Note 3, an initial cash payment of $28 million and $42 million of interest payments expected to be paid over the life of the investment. At the time of the investment, we increased our investments in unconsolidated entities in our Condensed Consolidated Balance Sheet by $211 million, representing the principal balance of the note and the initial cash investment. We support the operations of these entities in exchange for a pro rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2033 under Section 42 or Section 45D of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, we recognized $17 million and $31 million, respectively, of net losses for these investments. We also recognized a reduction in our income tax expense for the three and six months ended June 30, 2022 of $25 million and $48 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and six months ended June 30, 2022, we recognized interest expense of $4 million and $6 million, respectively, associated with our investments in low-income housing properties.

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

Equity-Based Compensation — We recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in reductions in income tax expense of $2 million and $12 million for the three and six months ended June 30, 2022, compared to $2 million and $11 million, for the comparable prior year periods.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Number of common shares outstanding at end of period	413.3	420.8	413.3	420.8
Effect of using weighted average common shares outstanding	1.1	0.8	1.7	1.5
Weighted average basic common shares outstanding	414.4	421.6	415.0	422.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.0	2.0	2.0	1.7
Weighted average diluted common shares outstanding	416.4	423.6	417.0	424.0
Potentially issuable shares	5.8	6.1	5.8	6.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.4	0.6	1.8	1.0

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

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy and any amounts that exceed our insured limits. Our exposure could increase if our insurers are unable to meet their commitments on a timely basis.

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

As of June 30, 2022, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 17 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $211 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2022. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2022, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of June 30, 2022 and December 31, 2021, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $68 million and $53 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

Litigation — We are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous material and odors; sales and marketing practices, customer service agreements and prices and fees; and federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered, in part, by insurance. We currently do not believe that the eventual outcome of any such actions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the post-examination and post-appeals phase of the IRS audit for the 2017 tax year and considering the options available to resolve remaining disagreements with the IRS. In addition, we are in the examination phase of IRS audits for the 2021 and 2022 tax years and expect these audits to be completed within the next 21 months. We are also currently undergoing audits by various

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations(e)
Three Months Ended June 30:
2022
Solid Waste:
East Tier	$2,609	$(496)	$2,113	$581
West Tier	2,612	(540)	2,072	608
Solid Waste (a)	5,221	(1,036)	4,185	1,189
Other (b)	901	(59)	842	18
	6,122	(1,095)	5,027	1,207
Corporate and Other (c)	—	—	—	(317)
Total	$6,122	$(1,095)	$5,027	$890

2021
Solid Waste:
East Tier	$2,339	$(439)	$1,900	$512
West Tier	2,367	(488)	1,879	553
Solid Waste (a)	4,706	(927)	3,779	1,065
Other (b)	729	(32)	697	6
	5,435	(959)	4,476	1,071
Corporate and Other (c)	—	—	—	(280)
Total	$5,435	$(959)	$4,476	$791

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations(e)
Six Months Ended June 30:
2022
Solid Waste:
East Tier	$4,992	$(941)	$4,051	$1,112
West Tier	5,018	(1,030)	3,988	1,157
Solid Waste (a)	10,010	(1,971)	8,039	2,269
Other (b)	1,758	(109)	1,649	19
	11,768	(2,080)	9,688	2,288
Corporate and Other (c)	—	—	—	(630)
Total	$11,768	$(2,080)	$9,688	$1,658

2021
Solid Waste:
East Tier	$4,467	$(833)	$3,634	$965
West Tier	4,545	(930)	3,615	1,028
Solid Waste (a)	9,012	(1,763)	7,249	1,993
Other (b)	1,394	(55)	1,339	26
	10,406	(1,818)	8,588	2,019
Corporate and Other (c)	—	—	—	(578)
Total	$10,406	$(1,818)	$8,588	$1,441
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to revenue growth in our collection and disposal businesses driven by both yield and volume. These increases were partially offset by inflationary cost pressures and labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business that are not included in the operations of our reportable segments; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our Sustainability and Environmental Solutions (“SES”) business and not included in the operations of our reportable segments; (iv) our recycling brokerage services; (v) certain other expanded service offerings and solutions and (vi) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(c)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The decrease in income from operations from our Corporate and Other segment was primarily driven by increased costs for (i) labor, particularly due to higher incentive compensation costs and merit increases; (ii) strategic investments in our digital platform and (iii) investments in our sustainability initiatives. The impact of these higher

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs was partially offset by lower integration costs related to our acquisition of Advanced Disposal and the impact of adjustments from closure and post- closure activity at our closed landfills in the prior year periods.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(e)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commercial	$1,355	$1,178	$2,642	$2,309
Industrial	942	811	1,778	1,554
Residential	832	794	1,637	1,576
Other collection	181	135	334	251
Total collection	3,310	2,918	6,391	5,690
Landfill	1,194	1,075	2,245	1,990
Transfer	554	532	1,040	997
Recycling	468	397	921	739
Other (a)	596	513	1,171	990
Intercompany (b)	(1,095)	(959)	(2,080)	(1,818)
Total	$5,027	$4,476	$9,688	$8,588
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas to energy operations managed by our WM Renewable Energy business; (iii) certain services within our SES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

8.     Divestitures, Asset Impairments and Unusual Items

For the six months ended June 30, 2022, we recognized a $17 million charge in the first quarter in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

For the six months ended June 30, 2021, we recognized net charges of $17 million in the first quarter consisting of (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment, which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

9.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(7), $0 and $0, respectively	—	(20)	—	—	(20)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	3	—	(17)	—	(14)
Net current period other comprehensive income (loss)	3	(20)	(17)	—	(34)
Balance, June 30, 2022	$3	$23	$(46)	$3	$(17)

10.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In the fourth quarter of 2021, we executed an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.

In the first quarter of 2022, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $146.43. The ASR agreement completed in April 2022, at which time we received 0.3 million additional shares based on a final weighted average price of $153.14.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2022, we entered into an ASR agreement to repurchase $250 million of our common stock. We delivered $250 million cash and received a total of 1.6 million shares based on a final weighted average price of $154.73. In June 2022, after the completion of the ASR agreement, we repurchased 0.2 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $24 million, inclusive of per-share commissions, at a weighted average price of $146.74, of which $4 million was paid in July 2022.

As of June 30, 2022, the Company has authorization for $976 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

11.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2022	2021
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds (a)	$878	$38
Equity securities	34	25
Significant other observable inputs (Level 2):
Available-for-sale securities (b)	407	395
Significant unobservable inputs (Level 3):
Redeemable preferred stock (c)	56	49
Total Assets	$1,375	$507
(a)	The increase in 2022 is primarily due to proceeds from the $1.0 billion Term Loan executed in May 2022. See Note 3 for additional information.
(b)	Our available-for-sale securities primarily relate to debt securities with maturities over the next eight years.
(c)	Our investment, which is classified as an available-for-sale debt security, has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 8 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of June 30, 2022 and December 31, 2021, the carrying value of our debt was $14.3 billion and $13.4 billion, respectively. The estimated fair value of our debt was approximately $13.3 billion and $14.1 billion as of June 30, 2022 and December 31, 2021, respectively. The decrease in the fair value of debt is primarily related to increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2022 and December 31, 2021. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

12.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $356 million and $178 million as of June 30, 2022 and December 31, 2021, respectively. The debt balance related to our investments in low-income housing properties was $321 million and $156 million as of June 30, 2022 and December 31, 2021, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $94 million and $110 million as of June 30, 2022 and December 31, 2021, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $114 million and $117 million as of June 30, 2022 and December 31, 2021, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets, consummate and integrate acquisitions; failure to obtain the results anticipated from acquisitions; environmental and other regulations, including developments related to emerging contaminants, gas emissions and renewable fuel; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits; failure to attract, hire and retain key team members and a high quality workforce; changes in wage and labor related regulations; significant storms and destructive climate events; public health risk and other impacts of COVID-19 or similar pandemic conditions, including related regulations, resulting in increased costs and social, labor and commercial disruption; macroeconomic pressures and market disruption resulting in labor, supply chain and transportation constraints and inflationary cost pressure; increased competition; pricing actions; commodity price fluctuations; impacts from Russia’s invasion of Ukraine and the resulting geopolitical conflict and international response, including increased risk of cyber incidents and exacerbation of market disruption, inflationary cost pressure and changes in commodity prices, fuel and other energy costs; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; weakness in general economic conditions and capital markets; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning and human capital management system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial, and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2021 Sustainability Report, which details our people-first commitment to help make the communities in which we live and work safe, resilient, and sustainable. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. As North America’s leading provider of comprehensive environmental solutions, sustainability and environmental stewardship is embedded in all that we do. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control and investing in automation to improve processes and drive operational efficiency will yield an attractive total cost structure and enhanced service quality. While we continue to improve existing diversion technologies, such as through investments in our recycling operations, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

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

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. This next phase will prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection. We continue to make these investments to further digitalize our customer self-service and implement technologies to further enhance the safety, reliability and efficiency of our collection operations. Additionally, in early 2022, we implemented our new enterprise resource planning system that will contribute to operational and service excellence by empowering our people through a modern, simplified and connected finance and accounting platform.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic and other external events and conditions, intensified during the second half of 2021 and have continued through the first half of 2022. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address frontline employee turnover, increased volume, and operational challenges. The COVID-19 pandemic and other external events and conditions have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, we are currently experiencing margin pressures from commodity-driven business impacts, particularly from higher fuel prices and recycling brokerage rebates. The extent and duration of the impact of these labor market, supply chain and transportation challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; size, location, and qualifications of the labor pool; behavioral changes; wage and price structures; adoption of new or revised regulations; future resurgence in pandemic conditions and restrictions and geopolitical conflicts and responses. As costs increase, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With increased pressure from the strong economic recovery, particularly on labor, we remain focused on putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We are encouraged by our results in 2022 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Quarter Financial Results

During the second quarter of 2022, we delivered strong revenue, income from operations and operating cash flows as we continued to experience yield and volume improvement in our commercial and industrial collection businesses and at our landfills. We remain diligent in the execution of our disciplined pricing programs to effectively overcome inflationary cost pressures, and we remain focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for new team members. We also continue to make investments in recycling automation technology and customer service digitalization to enhance our operational efficiency and improve labor productivity for all lines of business. During the second quarter of 2022, we allocated $550 million of available cash to capital expenditures, both as a continuing investment in our traditional solid waste business and to support growth in our sustainability asset network. We also allocated $539 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the second quarter include:

●	Revenues of $5,027 million, compared with $4,476 million in the prior year period, an increase of $551 million, or 12.3%. The increase is primarily attributable to (i) higher yield in our collection and disposal lines of business; (ii) increases from our fuel surcharge program; (iii) increases in the market prices for recycling commodities we sell and (iv) volume growth;
●	Operating expenses of $3,142 million, or 62.5% of revenues, compared with $2,736 million, or 61.1% of revenues, in the prior year period. The $406 million increase is primarily attributable to (i) commodity-driven business impacts, particularly from higher fuel prices and recycling brokerage rebates, which also significantly impacted our operating expense as a percentage of revenue; (ii) inflationary cost pressures and (iii) labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth;
●	Selling, general and administrative expenses were $487 million, or 9.7% of revenues, compared with $445 million, or 9.9% of revenues, in the prior year period. The $42 million increase is primarily attributable to (i) labor costs from higher incentive compensation and merit increases; (ii) strategic investments in our digital platform and sustainability initiatives and related supporting technology and (iii) an increase in provision for bad debts driven by higher revenues;
●	Income from operations was $890 million, or 17.7% of revenues, compared with $791 million, or 17.7% of revenues, in the prior year period. The increase in the current quarter was driven by strong revenue growth allowing us to overcome cost pressures from the inflationary cost environment;
●	Net income attributable to Waste Management, Inc. was $587 million, or $1.41 per diluted share, compared with $351 million, or $0.83 per diluted share, in the prior year period. With the increase in income from operations, as discussed above, there was also an increase in our income tax expense impacting our net income. Additionally, the Company incurred a $220 million loss on early extinguishment of debt in the prior year period;
●	Net cash provided by operating activities was $1,047 million compared with $1,043 million in the prior year period. Our net cash provided by operating activities was relatively flat when compared to the prior year period, primarily due to the effect of increased tax payments and the timing of receivable collections in the current year; and
●	Free cash flow was $503 million compared with $649 million in the prior year period. The decrease in free cash flow is primarily attributable to an increase in capital spending, primarily driven by timing differences in our fixed asset purchases, as well as our intentional investment in sustainability and growth in recycling and renewable energy projects. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our East and West Tiers. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Sustainability and Environmental Solutions (“SES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commercial	$1,355	$1,178	$2,642	$2,309
Industrial	942	811	1,778	1,554
Residential	832	794	1,637	1,576
Other collection	181	135	334	251
Total collection	3,310	2,918	6,391	5,690
Landfill	1,194	1,075	2,245	1,990
Transfer	554	532	1,040	997
Recycling	468	397	921	739
Other (a)	596	513	1,171	990
Intercompany (b)	(1,095)	(959)	(2,080)	(1,818)
Total	$5,027	$4,476	$9,688	$8,588
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) our landfill gas to energy operations managed by our WM Renewable Energy business; (iii) certain services within our SES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2022 vs. 2021				Period-to-Period Change for the Six Months Ended June 30, 2022 vs. 2021
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$241	6.2%			$442	5.9%
Recycling (c)	96	25.5			212	30.2
Fuel surcharges and other (d)	153	70.0			243	58.9
Total average yield (e)			$490	10.9%			$897	10.4%
Volume (d)			73	1.6			217	2.5
Internal revenue growth			563	12.5			1,114	12.9
Acquisitions			2	0.1			5	0.1
Divestitures			(6)	(0.1)			(11)	(0.1)
Foreign currency translation			(8)	(0.2)			(8)	(0.1)
Total			$551	12.3%			$1,100	12.8%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.

(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	Beginning in the fourth quarter of 2021, includes changes in our revenue attributable to our WM Renewable Energy business from yield, which is included in Fuel Surcharges and Other, and Volume. We have revised our prior year results to conform with the current year presentation.
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

The following provides further details about our period-to-period change in revenues:

Average Yield-

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2022 vs. 2021		June 30, 2022 vs. 2021
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$91	8.3%	$175	8.1%
Industrial	81	10.6	135	9.2
Residential	40	5.3	78	5.1
Total collection	212	7.8	388	7.3
Landfill	19	2.8	36	2.9
Transfer	10	3.7	18	3.5
Total collection and disposal	$241	6.2%	$442	5.9%

Our overall strategic pricing efforts are focused on recovering inflationary cost increases we experience in our business by increasing our average unit rate. We continue to experience strong average yield growth in our collection line of business of 7.8% and 7.3% for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods, illustrating our focus on our pricing efforts in this inflationary environment. We are also continuing to see growth in our landfill business with our municipal solid waste business experiencing 5.8% and 5.9% average yield growth for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods.

Recycling — Recycling revenue increased $96 million and $212 million for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods, primarily from higher market prices for recycling commodities. Strong demand for recycled materials strengthened through 2021, continuing into the first half of 2022, driven by e-commerce retailers and manufacturers committing to use more recycled content in their packaging. During the three and six months ended June 30, 2022, average market prices for recycling commodities at the Company’s facilities were approximately 30% and 40% higher, respectively, as compared to the prior year periods. The year-over-year favorable trend moderated in the second quarter of 2022 as compared with the first quarter of 2022. We currently expect the year-over-year pricing comparison to be slightly lower for the remainder of 2022 due to the strong pricing we experienced in the second half of 2021 when we saw demand for recycled materials outpacing supply.

Fuel Surcharges and Other — These fees, which include (i) our fuel surcharge program; (ii) yield from our WM Renewable Energy business and (iii) other mandated fees, increased $153 million and $243 million for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Revenue from our fuel surcharge program increased $129 million and $201 million for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods. Market prices for diesel fuel increased approximately 70% and 60% for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods. Revenue from yield growth in our WM Renewable Energy business increased $22 million and $38 million for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods. This increase was primarily driven by increases in the value for electricity, renewable natural gas and environmental credits. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and six months ended June 30, 2022, as compared with the prior year periods.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) increased $73 million, or 1.6%, and $217 million, or 2.5%, for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods. Our collection and disposal business volumes grew 2.3% and 3.2% for the three and six months ended June 30, 2022, respectively, as compared with the prior year periods.

Recovery in our volumes from COVID-related impacts continued during the second quarter of 2022, although the pace has moderated somewhat, as volume recoveries accelerated in the prior year period. Special waste volumes at our landfills and our commercial collection business have been the most significant drivers of volume growth during the first half of 2022, primarily due to an increase in event-driven projects and organic revenue growth from improvement in the overall business environment. In addition, our WMSBS business volumes grew as a result of our continued focus on a differentiated service model for national accounts customers.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Labor and related benefits	$869	17.3%	$791	17.7%	$1,683	17.4%	$1,537	17.9%
Transfer and disposal costs	314	6.3	298	6.7	596	6.1	572	6.7
Maintenance and repairs	454	9.0	395	8.8	876	9.0	769	8.9
Subcontractor costs	503	10.0	446	10.0	960	9.9	837	9.7
Cost of goods sold	268	5.3	211	4.7	531	5.5	392	4.6
Fuel	172	3.4	95	2.1	306	3.2	181	2.1
Disposal and franchise fees and taxes	190	3.8	177	3.9	357	3.7	333	3.9
Landfill operating costs	107	2.1	107	2.4	203	2.1	203	2.3
Risk management	85	1.7	81	1.8	180	1.9	154	1.8
Other	180	3.6	135	3.0	353	3.6	272	3.2
	$3,142	62.5%	$2,736	61.1%	$6,045	62.4%	$5,250	61.1%

Our operating expenses increased primarily due to (i) commodity-driven business impacts, particularly from higher fuel prices and recycling brokerage rebates; (ii) inflationary cost pressures and (iii) labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth. These impacts were partially offset by our continued focus on operating efficiency and efforts to control costs.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) merit and proactive market wage adjustments to hire and retain talent; (ii) intentional headcount growth as volume increases, particularly in our commercial and industrial collection businesses, which when combined with continued driver shortages and turnover in certain markets increased overtime and training hours and (iii) increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by (i) increased disposal fees at third-party disposal sites; (ii) inflationary cost increases, which includes higher fuel, from our third-party haulers and (iii) increased commercial and industrial collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by supply chain constraints which have delayed deliveries of new trucks; (iii) labor cost increases for our technicians, including higher overtime; (iv) an increase in container repairs driven by volume increases in our commercial and industrial collection businesses and delays in normal course capital expenditures for steel containers due to both steel costs and supply chain constraints and (v) commercial and industrial collection volume increases.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) inflationary cost increases, particularly for fuel and labor costs from third-party haulers and (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by the approximate 30% and 40% increase in recycling commodity prices during three and six months ended June 30, 2022, respectively, as compared to the prior year periods.

Fuel — The increase in fuel costs was primarily due to increases in market diesel and natural gas fuel prices during the three and six months ended June 30, 2022, respectively, as compared to the prior year periods. This increase is also due to the cessation of federal natural gas fuel tax credits received in 2021 that have yet to be extended into 2022.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by higher franchise fees paid to certain municipalities where we operate and overall rate increases in our fees and taxes paid on our volumes.

Risk Management — Risk management costs increased for three and six months ended June 30, 2022 as compared with the prior year periods, primarily due to inflation in premiums. The six months ended June 30, 2022 was also impacted by an increase in claims costs due to unfavorable cost development on a limited population of severe cases during the first quarter of 2022.

Other — Other operating cost increases were primarily due to (i) inflationary cost pressures; (ii) a favorable litigation settlement in the second quarter of 2021; (iii) higher equipment rental costs attributable, in part, to increased volumes and supply chain constraints slowing normal course fleet and equipment orders and (iv) an increase in business travel in 2022.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Labor and related benefits	$312	6.2%	$297	6.6%	$617	6.4%	$594	6.9%
Professional fees	62	1.2	56	1.2	128	1.3	105	1.2
Provision for bad debts	14	0.3	7	0.2	24	0.2	17	0.2
Other	99	2.0	85	1.9	209	2.2	187	2.2
	$487	9.7%	$445	9.9%	$978	10.1%	$903	10.5%

Selling, general and administrative expenses have increased primarily due to (i) increased labor costs from higher incentive compensation costs and merit increases; (ii) strategic investments in our digital platform and sustainability initiatives and related supporting technology and (iii) an increase in provision for bad debts. Although our costs increased, the significant revenue increases in our high-margin businesses, which include our landfill and commercial and industrial collection businesses, positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year periods.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) higher incentive compensation costs; (ii) annual merit increases for our employees; (iii) increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity. These increases are partially offset by a decline in contract labor costs related to the integration of Advanced Disposal Services, Inc. (“Advanced Disposal”).

Professional Fees — The increase in professional fees was primarily driven by the strategic investments in our digital platform and our sustainability initiatives. Partially offsetting these increases were lower integration costs related to our acquisition of Advanced Disposal.

Provision for Bad Debts — The increase in provision for bad debts is primarily related to our increased revenue.

Other — The increase in other expenses was primarily driven by costs associated with an increase in technology infrastructure to support our strategic investments in our digital platform and an increase in business travel in 2022.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Depreciation of tangible property and equipment	$289	5.7%	$279	6.3%	$572	5.9%	$558	6.5%
Amortization of landfill airspace	188	3.8	184	4.1	355	3.7	341	4.0
Amortization of intangible assets	31	0.6	37	0.8	63	0.6	73	0.8
	$508	10.1%	$500	11.2%	$990	10.2%	$972	11.3%

The increase in depreciation of tangible property and equipment was primarily driven by investments in capital assets to service our customers, such as heavy equipment and containers. The increase in amortization of landfill airspace was driven primarily by landfill volume increases and changes in amortization rates driven by revisions in landfill estimates, which includes changes in the anticipated timing of capping, closure and post-closure activities. The decrease in amortization of intangible assets was primarily driven by the reduction in amortization of acquired intangible assets from the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

For the six months ended June 30, 2022, we recognized a $17 million charge in the first quarter in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

For the six months ended June 30, 2021, we recognized net charges of $17 million in the first quarter consisting of (i) a $19 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment, which were partially offset by an $8 million gain from divestitures of certain ancillary operations in our Other segment.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2022	2021(c)	Change		2022	2021(c)	Change
Solid Waste:
East Tier	$581	$512	$69	13.5%	$1,112	$965	$147	15.2%
West Tier	608	553	55	9.9	1,157	1,028	129	12.5
Solid Waste	1,189	1,065	124	11.6	2,269	1,993	276	13.8
Other (a)	18	6	12	*	19	26	(7)	*
Corporate and Other (b)	(317)	(280)	(37)	13.2	(630)	(578)	(52)	9.0
Total	$890	$791	$99	12.5%	$1,658	$1,441	$217	15.1%
Percentage of revenues	17.7%	17.7%			17.1%	16.8%

*Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our landfill gas-to-energy operations managed by our WM Renewable Energy business and not included in the operations of our reportable segments; (iii) elements of our third-party subcontract and administration revenues managed by our SES business and not included in the operations of our reportable segments; (iv) our recycling brokerage services; (v) certain other expanded service offerings and solutions and (vi) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.
(c)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2022, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to revenue growth in our collection and disposal businesses driven by both yield and volume. These increases were partially offset by inflationary cost pressures and labor cost pressure from frontline employee wage adjustments, increased hiring driving up training costs and higher overtime due to driver shortages and volume growth.
●	Corporate and Other — The decrease in income from operations from our Corporate and Other segment was primarily driven by increased costs for (i) labor, particularly due to higher incentive compensation costs and merit increases; (ii) strategic investments in our digital platform and (iii) investments in our sustainability initiatives. The impact of these higher costs was partially offset by lower integration costs related to our acquisition of Advanced Disposal and the impact of adjustments from closure and post-closure activity at our closed landfills in the prior year periods.

Interest Expense, Net

Our interest expense, net was $93 million and $178 million for the three and six months ended June 30, 2022, respectively, compared to $98 million and $195 million for the three and six months ended June 30, 2021, respectively. The decrease in the first half of 2022 is primarily due to the retirement of $1.3 billion of certain high-coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021 and, to a lesser extent, the impacts that lower interest rates have had on the cost of certain of our tax-exempt debt primarily during the first quarter of 2022. In the second half of 2022, we expect that interest costs will increase compared to 2021 as a result of incremental debt issued in the second quarter of 2022 and the effect of rising interest rates primarily on borrowings under our commercial paper program and $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”).

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt during the three and six months ended June 30, 2022 resulting from the redemption of our $500 million 2.9% senior notes due September 2022 in advance of their maturity was immaterial.

In May 2021, WMI issued $950 million of senior notes. We used the net proceeds from the newly issued senior notes of $942 million and available cash on hand to retire $1.3 billion of certain high-coupon senior notes through a tender offer. The loss on early extinguishment of debt for the three and six months ended June 30, 2021 includes $220 million of charges related to the tender offer, including $211 million of premiums and other third-party costs and $9 million primarily related to unamortized discounts and debt issuance costs.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $17 million and $32 million during the three and six months ended June 30, 2022, respectively, compared to $11 million and $20 million for the three months and six months ended June 30, 2021, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $189 million and $346 million for the three and six months ended June 30, 2022, respectively, compared to $105 million and $229 million for the three and six months ended June 30, 2021, respectively. Our effective income tax rate was 24.3% and 23.9% for the three and six months ended June 30, 2022, respectively, compared to 22.9% and 22.8% for the three and six months ended June 30, 2021, respectively.

The increase in our income tax expense and effective income tax rate when comparing the three and six months ended June 30, 2022 and 2021 was primarily driven by an increase in pre-tax income in 2022, resulting in a decreased rate benefit from federal income tax credits. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating, strategic and other liquidity requirements.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$894	$118
Restricted funds:
Insurance reserves	$363	$305
Final capping, closure, post-closure and environmental remediation funds	114	118
Other	—	5
Total restricted funds (a)	$477	$428
Debt:
Current portion	$231	$708
Long-term portion	14,046	12,697
Total debt	$14,277	$13,405
(a)	As of June 30, 2022 and December 31, 2021, $80 million of these account balances was included in other current assets in our Condensed Consolidated Balance Sheets.

Cash and cash equivalents — Cash and cash equivalents at June 30, 2022 include proceeds from borrowings under our Term Loan and from the May 2022 issuance of senior notes, which were partially offset by the redemption of our $500 million 2.9% senior notes due September 2022 in advance of their scheduled maturity, discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Debt — As of June 30, 2022, we had approximately $2.4 billion of debt maturing within the next 12 months, including (i) $1.0 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $625 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $226 million of other debt with scheduled maturities within the next 12 months, including $111 million of tax-exempt bonds. As of June 30, 2022, we have classified $2.1 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $231 million of debt maturing in the next 12 months is classified as current obligations.

Additionally, as of June 30, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet.

In May 2022, WMI issued $1.0 billion of 4.15% senior notes due April 15, 2032, the net proceeds of which were $992 million. We used the net proceeds to redeem our $500 million of 2.9% senior notes due September 2022 in advance of their scheduled maturity, to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes.

In May 2022, we entered into a Term Loan to be used for general corporate purposes and as of June 30, 2022, we had $1.0 billion of outstanding borrowings. WM Holdings guarantees all of the obligations under the Term Loan.

Amendment and Extension of Revolving Credit Facility

In May 2022, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility extending the term through May 2027. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

	June 30,	December 31,
	2022	2021
Balance Sheet Information:
Current assets	$822	$6
Noncurrent assets	15	13
Current liabilities	106	590
Noncurrent liabilities:
Advances due to affiliates (a)	19,623	18,599
Other noncurrent liabilities	12,014	10,778
(a)	The amount reported as Advances due to affiliates as of December 31, 2021 was understated in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently corrected in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Six Months Ended
June 30, 2022
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	41

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$2,305	$2,163
Net cash used in investing activities	$(1,100)	$(708)
Net cash used in financing activities	$(407)	$(1,810)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $142 million as compared with the prior year period, as a result of an increase in earnings attributable to our collection and disposal, recycling and WM Renewable Energy lines of business, as well as lower interest payments due to the timing of certain interest payments and refinancing activities in 2021 that reduced our overall interest rate, partially offset by higher income tax payments and higher annual incentive compensation payments in the current year period.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2022 and 2021 are summarized below:

●	Capital Expenditures — We used $968 million and $666 million for capital expenditures during the six months ended June 30, 2022 and 2021, respectively. The increase in capital spending is primarily driven by timing differences in our fixed asset purchases, as well as our intentional investment in sustainability growth projects. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.
●	Other, Net — During the six months ended June 30, 2022 and 2021, we used $60 million and $56 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities within our investment portfolio associated with a wholly-owned insurance captive. Additionally, we used $28 million in 2022 to make an initial cash payment associated with a new low-income housing investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2022 and 2021 are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the six months ended June 30 (in millions):

	2022	2021
Borrowings:
Commercial paper	$3,368	$640
Term loan	1,000	—
Senior notes	992	942
Tax-exempt bonds	—	125
	$5,360	$1,707
Repayments:
Commercial paper	$(4,141)	$(954)
Senior notes	(500)	(1,289)
Tax-exempt bonds	—	(24)
Other debt	(42)	(59)
	$(4,683)	$(2,326)
Net cash borrowings (repayments)	$677	$(619)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During the six months ended June 30, 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon senior notes.
●	Common Stock Repurchase Program — During the six months ended June 30, 2022, we repurchased $524 million of our common stock, consisting of $500 million pursuant to two accelerated share repurchase (“ASR”) agreements and $24 million repurchased in open market transactions, of which $4 million was paid in July 2022. See Note 10 to the Condensed Consolidated Financial Statements for additional information. During the six months ended June 30, 2021, we repurchased $500 million of our common stock pursuant to two ASR agreements.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $544 million and $489 million during the six months ended June 30, 2022 and 2021, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.575 in 2021 to $0.65 in 2022.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$1,047	$1,043	$2,305	$2,163
Capital expenditures to support the business	(485)	(387)	(856)	(646)
Capital expenditures - sustainability growth investments (a)	(65)	(9)	(112)	(20)
Total capital expenditures	(550)	(396)	(968)	(666)
Proceeds from divestitures of businesses and other assets, net of cash divested	6	2	11	17
Free cash flow	$503	$649	$1,348	$1,514
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Inflation

Accelerated and pronounced economic pressures, particularly related to inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, have continued to have a significant impact on our cost structure and capital expenditures in the first half of 2022. We are taking proactive steps to recover and/or mitigate inflationary cost pressures through our overall strategic pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. A significant portion of our revenue is tied to a price escalation index with a lookback provision, which has resulted in a timing lag in our ability to recover increased costs under these contracts during this period of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. As we entered 2022, many of these contract lookback provisions began to capture the inflationary cost increases experienced in the second half of 2021 in the price escalation calculation; however, due to continued inflation as well as the relatively low inflationary cost environment of the first half of 2021, such timing lag persists.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2022 does not materially differ from that discussed under Item 3 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

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

While these systems implementations are intended to enhance our framework for internal control over financial reporting, management, together with our CEO and CFO, has determined that the changes in our internal controls over financial reporting during the quarter ended June 30, 2022 have not been material and are not reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2022 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
April 1 — 30 (a)	0.3	$153.14	0.3	$1.0 billion
May 1 — 31 (a)	1.4	$161.55	1.4	$1.0 billion
June 1 — 30 (a)	0.4	$151.35	0.4	$976 million	(b)
Total	2.1	$158.41	2.1
(a)	In the first quarter of 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and received 1.4 million shares based on a stock price of $146.43. The ASR agreement completed in April 2022, at which time we received 0.3 million additional shares based on a final weighted average price of $153.14.

In May 2022, under a new ASR agreement, we delivered $250 million cash and received 1.4 million shares based on a weighted average price of $161.55. The ASR agreement completed in June 2022 and we received 0.2 million additional shares based on a final weighted average price of $154.73. In June 2022, after the completion of the ASR agreement, we repurchased 0.2 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $24 million, inclusive of per-share commissions, at a weighted average price of $146.74, of which $4 million was paid in July 2022.

(b)	As of June 30, 2022, the Company has authorization for $976 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.15% Senior Notes due 2032.

4.2*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.15% Senior Notes due 2032.

10.1

$3.5 Billion Sixth Amended and Restated Revolving Credit Agreement dated as of May 27, 2022 by and among WMI, Waste Management of Canada Corporation, WM Quebec Inc. and WM Holdings, certain banks party thereto, and Bank of America, N.A., as administrative agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 2, 2022].

10.2

$1.0 Billion Term Loan Credit Agreement dated as of May 27, 2022 by and among WMI, WM Holdings, certain banks party thereto, and Bank of America, N.A., as administrative agent [Incorporated by reference to Exhibit 10.2 to Form 8-K filed June 2, 2022].

10.3*	Second Amendment to WMI 2014 Stock Incentive Plan.

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 27, 2022