Form 10-Q
period 2022-09-30
WASTE MANAGEMENT INC
filed 2022-10-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 21, 2022 was 410,477,096 (excluding treasury shares of 219,805,365).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137	$118
Accounts receivable, net of allowance for doubtful accounts of $26 and $25, respectively	2,452	2,278
Other receivables, net of allowance for doubtful accounts of $7 and $8, respectively	224	268
Parts and supplies	159	135
Other assets	292	270
Total current assets	3,264	3,069
Property and equipment, net of accumulated depreciation and amortization of $21,438 and $20,537, respectively	14,742	14,419
Goodwill	9,092	9,028
Other intangible assets, net	847	898
Restricted funds	374	348
Investments in unconsolidated entities	593	432
Other assets	929	903
Total assets	$29,841	$29,097
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,489	$1,375
Accrued liabilities	1,496	1,428
Deferred revenues	591	571
Current portion of long-term debt	258	708
Total current liabilities	3,834	4,082
Long-term debt, less current portion	13,805	12,697
Deferred income taxes	1,629	1,694
Landfill and environmental remediation liabilities	2,436	2,373
Other liabilities	1,125	1,125
Total liabilities	22,829	21,971
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,299	5,169
Retained earnings	12,933	12,004
Accumulated other comprehensive income (loss)	(92)	17
Treasury stock at cost, 219,742,939 and 214,158,636 shares, respectively	(11,136)	(10,072)
Total Waste Management, Inc. stockholders’ equity	7,010	7,124
Noncontrolling interests	2	2
Total equity	7,012	7,126
Total liabilities and equity	$29,841	$29,097

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues	$5,075	$4,665	$14,763	$13,253
Costs and expenses:
Operating	3,156	2,906	9,201	8,156
Selling, general and administrative	473	469	1,451	1,372
Depreciation and amortization	503	517	1,493	1,489
Restructuring	1	1	1	6
(Gain) loss from divestitures, asset impairments and unusual items, net	—	(34)	17	(17)
	4,133	3,859	12,163	11,006
Income from operations	942	806	2,600	2,247
Other income (expense):
Interest expense, net	(91)	(87)	(269)	(282)
Loss on early extinguishment of debt	—	—	—	(220)
Equity in net losses of unconsolidated entities	(17)	(14)	(49)	(34)
Other, net	(6)	1	(7)	(4)
	(114)	(100)	(325)	(540)
Income before income taxes	828	706	2,275	1,707
Income tax expense	189	167	535	396
Consolidated net income	639	539	1,740	1,311
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	1
Net income attributable to Waste Management, Inc.	$639	$538	$1,739	$1,310
Basic earnings per common share	$1.55	$1.28	$4.20	$3.11
Diluted earnings per common share	$1.54	$1.28	$4.18	$3.09

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated net income	$639	$539	$1,740	$1,311
Other comprehensive income (loss), net of tax:
Derivative instruments, net	—	1	3	8
Available-for-sale securities, net	(9)	(1)	(29)	(3)
Foreign currency translation adjustments	(66)	(57)	(83)	(31)
Post-retirement benefit obligations, net	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	(75)	(58)	(109)	(27)
Comprehensive income	564	481	1,631	1,284
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1	1	1
Comprehensive income attributable to Waste Management, Inc.	$564	$480	$1,630	$1,283

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$1,740	$1,311
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,493	1,489
Deferred income tax (benefit) expense	(53)	(91)
Interest accretion on landfill and environmental remediation liabilities	84	82
Provision for bad debts	36	28
Equity-based compensation expense	71	81
Net gain on disposal of assets	(5)	(16)
(Gain) loss from divestitures, asset impairments and other, net	17	(17)
Equity in net losses of unconsolidated entities, net of dividends	49	36
Loss on early extinguishment of debt	—	220
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(101)	(56)
Other current assets	(47)	(35)
Other assets	19	32
Accounts payable and accrued liabilities	325	389
Deferred revenues and other liabilities	(141)	(106)
Net cash provided by operating activities	3,487	3,347
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(207)	(11)
Capital expenditures	(1,725)	(1,130)
Proceeds from divestitures of businesses and other assets, net of cash divested	18	70
Other, net	(122)	(35)
Net cash used in investing activities	(2,036)	(1,106)
Cash flows from financing activities:
New borrowings	5,916	6,428
Debt repayments	(5,429)	(7,237)
Premiums and other paid on early extinguishment of debt	—	(211)
Common stock repurchase program	(1,061)	(1,000)
Cash dividends	(811)	(730)
Exercise of common stock options	39	60
Tax payments associated with equity-based compensation transactions	(39)	(28)
Other, net	(6)	32
Net cash used in financing activities	(1,391)	(2,686)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(6)	2
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	54	(443)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	194	648
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$248	$205

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$137	$116
Restricted cash and cash equivalents included in other current assets	44	16
Restricted cash and cash equivalents included in restricted funds	67	73
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$248	$205

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended September 30:
2022
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2
Consolidated net income	639	—	—	—	639	—	—	—	—
Other comprehensive income (loss), net of tax	(75)	—	—	—	—	(75)	—	—	—
Cash dividends declared of $0.65 per common share	(267)	—	—	—	(267)	—	—	—	—
Equity-based compensation transactions, net	62	—	—	42	(2)	—	494	22	—
Common stock repurchase program	(539)	—	—	—	—	—	(3,232)	(539)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2022	$7,012	630,282	$6	$5,299	$12,933	$(92)	(219,743)	$(11,136)	$2

2021
Balance, June 30, 2021	$7,354	630,282	$6	$5,104	$11,444	$70	(209,467)	$(9,272)	$2
Consolidated net income	539	—	—	—	538	—	—	—	1
Other comprehensive income (loss), net of tax	(58)	—	—	—	—	(58)	—	—	—
Cash dividends declared of $0.575 per common share	(241)	—	—	—	(241)	—	—	—	—
Equity-based compensation transactions, net	81	—	—	57	(1)	—	558	25	—
Common stock repurchase program	(500)	—	—	(50)	—	—	(3,087)	(450)	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, September 30, 2021	$7,174	630,282	$6	$5,111	$11,740	$12	(211,996)	$(9,697)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Nine Months Ended September 30:
2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	1,740	—	—	—	1,739	—	—	—	1
Other comprehensive income (loss), net of tax	(109)	—	—	—	—	(109)	—	—	—
Cash dividends declared of $1.95 per common share	(811)	—	—	—	(811)	—	—	—	—
Equity-based compensation transactions, net	130	—	—	60	1	—	1,497	69	—
Common stock repurchase program	(1,063)	—	—	70	—	—	(7,084)	(1,133)	—
Other, net	(1)	—	—	—	—	—	3	—	(1)
Balance, September 30, 2022	$7,012	630,282	$6	$5,299	$12,933	$(92)	(219,743)	$(11,136)	$2

2021
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	1,311	—	—	—	1,310	—	—	—	1
Other comprehensive income (loss), net of tax	(27)	—	—	—	—	(27)	—	—	—
Cash dividends declared of $1.725 per common share	(730)	—	—	—	(730)	—	—	—	—
Equity-based compensation transactions, net	167	—	—	82	1	—	1,957	84	—
Common stock repurchase program	(1,000)	—	—	(100)	—	—	(6,472)	(900)	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, September 30, 2021	$7,174	630,282	$6	$5,111	$11,740	$12	(211,996)	$(9,697)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are collected or delivered as product. We bill for certain services prior to performance. Such services include, among others, certain commercial and residential contracts, and equipment rentals. These advanced billings are included in deferred revenues and recognized as revenue in the period service is provided. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months of when the related services are performed.

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

As of September 30, 2022 and December 31, 2021, we had $187 million and $175 million, respectively, of deferred contract costs, of which $134 million and $126 million, respectively, was related to deferred sales incentives. During the three and nine months ended September 30, 2022, we amortized $6 million and $18 million of sales incentives to selling, general and administrative expense, respectively. During the three and nine months ended September 30, 2021, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, respectively.

Leases

Amounts for our operating lease right-of-use assets are recorded in long-term other assets and the current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Right-of-use assets obtained in exchange for lease obligations for our operating leases for the nine months ended September 30, 2022 and 2021 were $44 million and $57 million, respectively. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2022			December 31, 2021
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$124	$29	$153	$137	$29	$166
Long-term	2,263	173	2,436	2,189	184	2,373
	$2,387	$202	$2,589	$2,326	$213	$2,539

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2022 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2021	$2,326	$213
Obligations incurred and capitalized	86	—
Obligations settled	(83)	(18)
Interest accretion	81	3
Revisions in estimates and interest rate assumptions (a) (b)	(15)	4
Acquisitions, divestitures and other adjustments	(8)	—
September 30, 2022	$2,387	$202
(a)	The amount reported for our landfill liabilities includes decreases related to revisions in estimated costs and timing of capping, closure and post-closure liabilities.
(b)	The amount reported for our environmental remediation liabilities includes a $17 million charge in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6. Partially offsetting this charge was a decrease of $16 million due to an increase from 1.50% at December 31, 2021 to 3.75% at September 30, 2022 in the risk-free discount rate used to measure these liabilities.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust fund accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust fund accounts are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trust fund accounts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2022:

	September 30,	December 31,
	2022	2021
Commercial paper program (weighted average interest rate of 2.1% as of September 30, 2022 and 0.4% as of December 31, 2021)	$840	$1,778
Term Loan maturing May 2024, interest rate of 3.8% as of September 30, 2022	1,000	—
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.2% as of September 30, 2022 and 3.1% as of December 31, 2021)	8,626	8,126
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	362	395
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.3% to 4.3% (weighted average interest rate of 2.2% as of September 30, 2022 and 1.4% as of December 31, 2021)	2,619	2,619
Financing leases and other, maturing through 2085, weighted average interest rate of 4.7% as of September 30, 2022 and 4.5% as of December 31, 2021 (a)	698	567
Debt issuance costs, discounts and other	(82)	(80)
	14,063	13,405
Current portion of long-term debt	258	708
	$13,805	$12,697
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of September 30, 2022, we had approximately $2.2 billion of debt maturing within the next 12 months, including (i) $839 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $625 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $258 million of other debt with scheduled maturities within the next 12 months, including $136 million of tax-exempt bonds. As of September 30, 2022, we have classified $2.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $258 million of debt maturing in the next 12 months is classified as current obligations.

Additionally, as of September 30, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities that are supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent variable-rate tax-exempt bond remarketings have been successful at market-driven rates. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet.

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

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit or to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are generally based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CDOR can range from 0.585% to 1.025% per annum, plus a credit adjustment spread of 0.10% per annum on SOFR-based rates (the “SOFR Credit Adjustment Spread”) to account for the transition from the use of LIBOR to SOFR in such rate calculations. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of September 30, 2022, we had no outstanding borrowings under this facility. We had $164 million of letters of credit issued and $839 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $2.5 billion as of September 30, 2022.

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

$1.0 Billion, Two-Year, Term Credit Agreement — In May 2022, we entered into a $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”) to be used for general corporate purposes. The interest rate we pay on our outstanding balance is generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR can range from 0.50% to 0.90% per annum, plus the SOFR Credit Adjustment Spread. As discussed above with respect to our $3.5 billion revolving credit facility, the Term Loan also permits the Company to pursue an amendment of the credit agreement to incorporate certain ESG KPIs and related adjustments to applicable fees or interest rates based on performance against the KPIs. As of September 30, 2022, we had $1.0 billion of outstanding borrowings under our Term Loan. WM Holdings also guarantees all of the obligations under the Term Loan.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2022, we had $839 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of September 30, 2022, we had utilized $761 million of other uncommitted letter of credit lines with terms maturing through April 2024.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

Commercial Paper Program — During the nine months ended September 30, 2022, we made cash repayments of $4.9 billion, which were partially offset by $3.9 billion of cash borrowings (net of related discount on issuance).

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

Financing Leases and Other — The increase in our financing leases and other debt obligations during the nine months ended September 30, 2022 is primarily related to our new federal low-income housing investment discussed in Note 4, which increased our debt obligations by $183 million. The increase in our debt obligations was partially offset by $65 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 22.8% and 23.5% for the three and nine months ended September 30, 2022, respectively, compared with 23.7% and 23.2% for the three and nine months ended September 30, 2021, respectively.

The decrease in our effective income tax rate when comparing the three months ended September 30, 2022 and 2021 was primarily driven by an unfavorable adjustment to accruals and related deferred taxes in 2021 due to a change from our initial expectations of the tax effects of our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”) and related divestitures. The decrease was offset in part by the divestiture of certain non-strategic Canadian operations in 2021, which was not taxable and did not reoccur in the current period, and an increase in pre-tax income in 2022 resulting in a reduced rate benefit from federal tax credits.

The increase in our effective income tax rate when comparing the nine months ended September 30, 2022 and 2021 was primarily driven by an increase in pre-tax income in 2022 resulting in a reduced rate benefit from federal tax credits.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, we recognized $16 million and $47 million, respectively, of net losses for these investments. We also recognized a reduction in our income tax expense for the three and nine months ended September 30, 2022 of $26 million

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $74 million, respectively, due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and nine months ended September 30, 2022, we recognized interest expense of $5 million and $10 million, respectively, associated with our investments in low-income housing properties.

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

Adjustments to Accruals and Related Deferred Taxes — During the three and nine months ended September 30, 2022, there were immaterial adjustments to accruals and related deferred taxes. During the three and nine months ended September 30, 2021, adjustments to accruals and related deferred taxes increased our income tax expense by $10 million primarily due to a change from our initial expectations of the tax effects of our acquisition of Advanced Disposal and related divestitures.

Tax Implications of Divestitures – During the third quarter of 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which benefited our effective income tax rate for the three and nine months ended September 30, 2021. See Note 9 for further discussion.

Equity-Based Compensation – During the three and nine months ended September 30, 2022, we recognized a reduction in income tax expense of $5 million and $17 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $5 million and $16 million, respectively, for the comparable prior year periods.

Tax Legislation – The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains a number of tax-related provisions. We are in the process of evaluating the IRA and identifying all potential impacts that may be applicable.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Number of common shares outstanding at end of period	410.5	418.3	410.5	418.3
Effect of using weighted average common shares outstanding	1.5	1.2	3.5	3.0
Weighted average basic common shares outstanding	412.0	419.5	414.0	421.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.3	2.5	2.2	2.3
Weighted average diluted common shares outstanding	414.3	422.0	416.2	423.6
Potentially issuable shares	5.3	5.8	5.3	5.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.6	0.6	1.2	0.6

Refer to the Condensed Consolidated Statements of Operations for net income attributable to Waste Management, Inc.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2022, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 17 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $202 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2022. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2022, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of September 30, 2022 and December 31, 2021, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $68 million and $53 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations(e)
Three Months Ended September 30:
2022
Solid Waste:
East Tier	$2,652	$(508)	$2,144	$616
West Tier	2,620	(543)	2,077	622
Solid Waste (a)	5,272	(1,051)	4,221	1,238
Other (b)	912	(58)	854	—
	6,184	(1,109)	5,075	1,238
Corporate and Other (c)	—	—	—	(296)
Total	$6,184	$(1,109)	$5,075	$942

2021
Solid Waste:
East Tier	$2,407	$(456)	$1,951	$550
West Tier	2,429	(494)	1,935	548
Solid Waste (a)	4,836	(950)	3,886	1,098
Other (b)	807	(28)	779	10
	5,643	(978)	4,665	1,108
Corporate and Other (c)	—	—	—	(302)
Total	$5,643	$(978)	$4,665	$806

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations(e)
Nine Months Ended September 30:
2022
Solid Waste:
East Tier	$7,644	$(1,449)	$6,195	$1,728
West Tier	7,638	(1,573)	6,065	1,779
Solid Waste (a)	15,282	(3,022)	12,260	3,507
Other (b)	2,670	(167)	2,503	19
	17,952	(3,189)	14,763	3,526
Corporate and Other (c)	—	—	—	(926)
Total	$17,952	$(3,189)	$14,763	$2,600

2021
Solid Waste:
East Tier	$6,874	$(1,289)	$5,585	$1,514
West Tier	6,974	(1,424)	5,550	1,577
Solid Waste (a)	13,848	(2,713)	11,135	3,091
Other (b)	2,201	(83)	2,118	36
	16,049	(2,796)	13,253	3,127
Corporate and Other (c)	—	—	—	(880)
Total	$16,049	$(2,796)	$13,253	$2,247
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume and (ii) a $26 million catch-up benefit from the extension of alternative fuel tax credits that was retroactive to January 1, 2022. Our income from operations for the nine months ended September 30, 2022 was favorably impacted by an increase in our recycling line of business as a result of an overall increase in average market prices for recycling commodities during the first half of 2022. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and (iii) commodity-driven business impacts from higher fuel prices. Additionally, the prior year included a pre-tax net gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and a charge due to management’s decision to close a landfill in our West Tier segment earlier than expected, resulting in acceleration of the timing of capping, closure and post-closure activities in the third quarter of 2021.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our environmental solutions services and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(c)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The increase in income from operations from our Corporate and Other segment for the three months ended September 30, 2022, as compared with the prior year period, was primarily driven by (i) lower long-term incentive compensation costs and (ii) lower integration costs from our acquisition of Advanced Disposal. Increased costs to support strategic investments in our digital platform, including those that support our ongoing sustainability initiatives, and increased labor costs from higher annual incentive costs and merit increases, partially offset the three months ended September 30, 2022, and more than offset the nine months ended September 30, 2022, as compared with the prior year periods.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(e)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commercial	$1,392	$1,214	$4,034	$3,523
Industrial	966	829	2,744	2,383
Residential	846	795	2,483	2,371
Other collection	187	140	521	391
Total collection	3,391	2,978	9,782	8,668
Landfill	1,197	1,100	3,442	3,090
Transfer	562	550	1,602	1,547
Recycling	420	464	1,341	1,203
Other (a)	614	551	1,785	1,541
Intercompany (b)	(1,109)	(978)	(3,189)	(2,796)
Total	$5,075	$4,665	$14,763	$13,253
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business, including our landfill gas to energy operations managed by our WM Renewable Energy business, our construction and remediation services and our services associated with the disposal of fly ash and (iii) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

8.     Acquisitions

During the nine months ended September 30, 2022, we acquired seven businesses primarily related to our Solid Waste business. Total consideration for all acquisitions was $216 million, which included $202 million in cash paid and $14 million of other consideration, primarily purchase price holdbacks. In addition, we paid $5 million of holdbacks, primarily related to prior year acquisitions.

Total consideration for our 2022 acquisitions was primarily allocated to $60 million of property and equipment, $51 million of other intangible assets and $102 million of goodwill. Other intangible assets included $34 million of customer relationships and $17 million of covenants not-to-compete. We remain in the measurement period for most of our acquisitions, therefore further adjustment to our preliminary purchase price allocation may occur. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and was tax deductible.

9.     Divestitures, Asset Impairments and Unusual Items

For the nine months ended September 30, 2022, we recognized a $17 million charge in the first quarter in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

For the nine months ended September 30, 2021, we recognized net gains of $17 million consisting of (i) an $8 million gain in the first quarter from divestitures of certain ancillary operations in our Other segment and (ii) a $35 million pre-tax gain in the third quarter from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(10), $0 and $0, respectively	—	(29)	(83)	—	(112)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	3	—	—	—	3
Net current period other comprehensive income (loss)	3	(29)	(83)	—	(109)
Balance, September 30, 2022	$3	$14	$(112)	$3	$(92)

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

During the nine months ended September 30, 2022, we entered into and completed three ASR agreements to repurchase $1.0 billion of our common stock, and we received 6.3 million shares based on a final weighted average price of $160.56.

In addition, we also repurchased an additional 0.4 million shares in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $63 million, inclusive of per-share commissions, at a weighted average price of $151.30, of which $2 million was paid in October 2022.

As of September 30, 2022, the Company has authorization for $437 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2022	2021
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$119	$38
Equity securities	32	25
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	370	395
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	56	49
Total Assets	$577	$507
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.
(b)	Our investment, which is classified as an available-for-sale debt security, has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 9 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of September 30, 2022 and December 31, 2021, the carrying value of our debt was $14.1 billion and $13.4 billion, respectively. The estimated fair value of our debt was approximately $12.6 billion and $14.1 billion as of September 30, 2022 and December 31, 2021, respectively. The decrease in the fair value of debt is primarily related to increases in current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2022 and December 31, 2021. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $339 million and $178 million as of September 30, 2022 and December 31, 2021, respectively. The debt balance related to our investments in low-income housing properties was $310 million and $156 million as of September 30, 2022 and December 31, 2021, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $90 million and $110 million as of September 30, 2022 and December 31, 2021, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $112 million and $117 million as of September 30, 2022 and December 31, 2021, respectively.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As the leading waste management environmental services provider in North America, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2022 Sustainability Report providing details on our Environmental, Social and Governance (“ESG”) performance and outlining new 2030 priorities. The Sustainability Report conveys the strong linkage between the Company’s ESG goals and our growth strategy, inclusive of the planned expansion of the Company’s recycling and renewable energy businesses. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions and other macroeconomic trends, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate dramatically by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Enhancements made through this initiative are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. This next phase will prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection. We continue to make these investments to further digitalize our customer self-service and implement technologies to further enhance the safety, reliability and efficiency of our collection operations. Additionally, in 2022, we implemented our new enterprise resource planning systems that will contribute to operational and service excellence by empowering our people through modern, simplified and connected finance, accounting and human capital management platforms.

Certain macroeconomic pressures and market disruption, driven in part by the COVID-19 pandemic and other external events and conditions, including rising inflation and a constrained labor market, intensified during the second half of 2021 and have continued throughout 2022. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires to address frontline employee turnover, increased volume, and operational challenges. The COVID-19 pandemic and other external events and conditions have also contributed to significant global supply chain disruption and inflationary pressure for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, demand for recycled material strengthened through 2021 and into early 2022, moderating during the second quarter and began to decline in the third quarter of 2022. Continued significant headwinds are expected for the remainder of the year and into 2023 amid significant price declines resulting from the slowdown in the global economy, which is reducing retail demand and the need for package shipping. We are also currently experiencing margin pressures from commodity-driven business impacts, particularly from higher fuel prices. The extent and duration of the impact of these labor market, supply chain, transportation and recycling challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; future resurgence in pandemic conditions and restrictions; geopolitical conflicts and responses and supply and demand for recycled materials. As we experience inflationary cost pressures, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With these macroeconomic pressures, we remain focused on putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We are encouraged by our results in 2022 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

Current Quarter Financial Results

During the third quarter of 2022, we delivered strong revenue and income from operations as we continued to experience yield and volume improvement in our collection and disposal business. We remain diligent in offering a competitively profitable service that meets the needs of our customers and are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for new team members. Despite the significant downturn in commodity prices for recyclable material, which were caused by overall lower demand and growing supply led by global economic conditions, we remain committed to our investment in recycling automation, which reduces costs and increases throughput, positioning us to overcome commodity price headwinds and deliver a differentiated service. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the third quarter of 2022, we allocated $757 million of available cash to capital expenditures, both as a continuing investment in our traditional solid waste business and to support growth in our sustainability asset network. We also allocated $808 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the third quarter include:

●	Revenues of $5,075 million, compared with $4,665 million in the prior year period, an increase of $410 million, or 8.8%. The increase is primarily attributable to (i) higher yield in our collection and disposal lines of business; (ii) increases from our fuel surcharge program and (iii) volume growth. These increases were partially offset by lower average market prices for recycling commodities;
●	Operating expenses of $3,156 million, or 62.2% of revenues, compared with $2,906 million, or 62.3% of revenues, in the prior year period. The $250 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs; (ii) commodity-driven business impacts from higher fuel prices and (iii) labor cost pressure from frontline employee wage adjustments. These increases were partially offset by (i) a $26 million catch-up benefit from the extension of alternative fuel tax credits during the quarter that was retroactive to January 1, 2022 and (ii) the commodity-driven business impacts of lower recycling rebates. Operating expense as a percentage of revenue improved in the collection and disposal business as pricing and operating efficiencies worked to overcome inflationary cost pressures. This improvement was largely offset by the impacts of a sharp decline in market prices for recycled commodities;
●	Selling, general and administrative expenses were $473 million, or 9.3% of revenues, compared with $469 million, or 10.1% of revenues, in the prior year period. The $4 million increase is primarily attributable to strategic investments in our digital platform, including those that support our ongoing sustainability initiatives;
●	Income from operations was $942 million, or 18.6% of revenues, compared with $806 million, or 17.3% of revenues, in the prior year period. The increase in the current quarter was primarily driven by deliberate steps to grow revenue and effectively manage costs through operational efficiencies, which allowed us to overcome inflationary pressures;
●	Net income attributable to Waste Management, Inc. was $639 million, or $1.54 per diluted share, compared with $538 million, or $1.28 per diluted share, in the prior year period. With the increase in income from operations, as discussed above, there was also an increase in our income tax expense impacting our net income;
●	Net cash provided by operating activities was $1,182 million compared with $1,184 million in the prior year period. Our net cash provided by operating activities was relatively flat when compared to the prior year period, primarily due to higher earnings offset by the effect of increased tax payments and an increase in the number of payroll cycles in the current year period; and
●	Free cash flow was $432 million compared with $773 million in the prior year period. The decrease in free cash flow is primarily attributable to (i) an increase in capital spending, primarily driven by our intentional investment in sustainability growth projects as well as timing differences in our fixed asset purchases to support our ongoing operations and (ii) lower proceeds from divestitures of businesses. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our East and West Tiers. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and sustainability businesses, which include landfill gas-to-energy services, environmental solutions services and recycling brokerage services. We also offer certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Commercial	$1,392	$1,214	$4,034	$3,523
Industrial	966	829	2,744	2,383
Residential	846	795	2,483	2,371
Other collection	187	140	521	391
Total collection	3,391	2,978	9,782	8,668
Landfill	1,197	1,100	3,442	3,090
Transfer	562	550	1,602	1,547
Recycling	420	464	1,341	1,203
Other (a)	614	551	1,785	1,541
Intercompany (b)	(1,109)	(978)	(3,189)	(2,796)
Total	$5,075	$4,665	$14,763	$13,253
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business, including our landfill gas-to-energy operations managed by our WM Renewable Energy business, our construction and remediation services and our services associated with the disposal of fly ash and (iii) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2022 vs. 2021				Period-to-Period Change for the Nine Months Ended September 30, 2022 vs. 2021
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$280	7.1%			$722	6.3%
Recycling (c)	(54)	(11.6)			158	13.7
Fuel surcharges and other (d)	132	54.0			375	57.1
Total average yield (e)			$358	7.7%			$1,255	9.5%
Volume (d)			47	1.0			264	2.0
Internal revenue growth			405	8.7			1,519	11.5
Acquisitions			15	0.3			20	0.1
Divestitures			(2)	—			(13)	(0.1)
Foreign currency translation			(8)	(0.2)			(16)	(0.1)
Total			$410	8.8%			$1,510	11.4%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	Beginning in the fourth quarter of 2021, includes changes in our revenue attributable to our WM Renewable Energy business from yield and volume. We have revised our prior year results to conform with the current year presentation.
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2022 vs. 2021		September 30, 2022 vs. 2021
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$109	9.8%	$284	8.7%
Industrial	86	11.0	221	9.9
Residential	48	6.3	126	5.5
Total collection	243	8.7	631	7.8
Landfill	21	3.2	57	3.0
Transfer	16	5.5	34	4.2
Total collection and disposal	$280	7.1%	$722	6.3%

Our overall strategic pricing efforts are focused on recovering inflationary cost increases we experience in our business by increasing our average unit rate. We continue to experience strong average yield growth in our collection line of business of 8.7% and 7.8% for the three and nine months ended September 30, 2022, respectively, illustrating our focus on our pricing efforts in this inflationary environment. We are also continuing to see growth in our disposal business, with our municipal solid waste experiencing 6.5% and 6.1% average yield growth for the three and nine months ended September 30, 2022, respectively.

Recycling — Recycling revenue decreased $54 million and increased $158 million for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. Demand for recycled material strengthened through 2021 and into early 2022, moderating during the second quarter and began to decline in the third quarter of 2022. Continued significant headwinds are expected for the remainder of the year and into 2023 amid significant price declines resulting from the slowdown in the global economy, which is reducing retail demand and the need for package shipping. During the third quarter of 2022, average market prices for recycling commodities at the Company’s facilities were approximately 30% lower as compared to the prior year period.

Fuel Surcharges and Other — These fees, which include (i) our fuel surcharge program; (ii) yield from our WM Renewable Energy business and (iii) other mandated fees, increased $132 million and $375 million for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Revenue from our fuel surcharge program increased $123 million and $324 million for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. Market prices for diesel fuel increased approximately 55% and 60% for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. Revenue from yield growth in our WM Renewable Energy business increased $8 million and $46 million for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. This increase was primarily driven by increases in the value for electricity and renewable natural gas. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and nine months ended September 30, 2022, as compared with the prior year periods.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) increased $47 million, or 1.0%, and $264 million, or 2.0%, for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods. Our collection and disposal business volumes grew 1.4% and 2.5% for the three and nine months ended September 30, 2022, respectively, as compared with the prior year periods.

Our third quarter of 2022 volume growth has moderated when compared to the accelerated volume recovery from COVID-related impacts experienced in the prior year period. Special waste volumes at our landfills have been the most significant driver of volume growth, primarily due to an increase in event-driven projects. In addition, our WMSBS business volumes grew as a result of our continued focus on a differentiated service model for national accounts customers.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Labor and related benefits	$880	17.3%	$835	17.9%	$2,563	17.4%	$2,372	17.9%
Transfer and disposal costs	313	6.2	300	6.4	909	6.2	872	6.6
Maintenance and repairs	475	9.4	414	8.9	1,351	9.1	1,183	8.9
Subcontractor costs	536	10.5	466	10.0	1,496	10.1	1,303	9.8
Cost of goods sold	247	4.9	263	5.6	778	5.3	655	5.0
Fuel	132	2.6	101	2.2	438	3.0	282	2.1
Disposal and franchise fees and taxes	188	3.7	183	3.9	545	3.7	516	3.9
Landfill operating costs	100	2.0	105	2.2	303	2.0	308	2.3
Risk management	89	1.7	88	1.9	269	1.8	242	1.8
Other	196	3.9	151	3.3	549	3.7	423	3.2
	$3,156	62.2%	$2,906	62.3%	$9,201	62.3%	$8,156	61.5%

Our operating expenses increased primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs; (ii) commodity-driven business impacts from higher fuel prices and (iii) labor cost pressure from frontline employee wage adjustments. These increases were partially offset in the third quarter of 2022 by (i) a $26 million catch-up benefit from the extension of alternative fuel tax credits that was retroactive to January 1, 2022 and (ii) commodity-driven business impacts from lower recycling rebates. For the nine months ended September 30, 2022, as compared with the prior year period, commodity-driven business impacts from higher recycling rebates in the first half of 2022 more than offset the decrease in the third quarter of 2022. We also continue to focus on operating efficiency and efforts to control costs.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) proactive market wage adjustments to hire and retain talent; (ii) merit increases and annual incentive compensation costs and (iii) increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by inflationary cost increases, which includes increased disposal fees at third-party sites and higher fuel from our third-party haulers.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by supply chain constraints, which have delayed deliveries of new trucks; (iii) labor cost increases for our technicians, including higher overtime and (iv) an increase in container repairs driven by delays in delivery of steel containers due to supply chain constraints.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) inflationary cost increases, particularly for fuel and labor costs from third-party haulers and (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business.

Cost of Goods Sold — The increase in cost of goods sold for the nine months ended September 30, 2022, was primarily driven by an approximate 40% increase in recycling commodity prices for the six months ended June 30, 2022, as compared to the prior year period, partially offset by an approximate 30% decrease in recycling commodity prices for the three months ended September 30, 2022, as compared to the prior year period.

Fuel — The increase in fuel costs was primarily due to increases in market diesel and natural gas fuel prices during the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods. This increase was partially offset in the third quarter of 2022 by a $26 million catch-up benefit from the extension of alternative fuel tax credits that was retroactive to January 1, 2022.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by higher franchise fees paid to certain municipalities where we operate and overall rate increases in our fees and taxes paid on our disposal volumes.

Landfill Operating Costs — Our landfill operating costs were essentially flat for the reported periods. The variability in the reported periods is largely due to changes in the measurement of our environmental remediation obligations and recovery assets in 2022 and 2021. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In 2022, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense.

Risk Management — Risk management costs increased primarily due to inflation in premiums. The nine months ended September 30, 2022 was also impacted by an increase in claims costs due to unfavorable cost development on a limited population of severe cases.

Other — Other operating cost increases were primarily due to (i) inflationary cost pressures; (ii) a write-down of assets and inventory related to Hurricane Ian; (iii) higher equipment rental costs attributable, in part, to supply chain constraints slowing normal course fleet and equipment orders and (iv) an increase in business travel in 2022. Additionally, a favorable litigation settlement in the second quarter of 2021 impacted the comparison for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Labor and related benefits	$293	5.8%	$311	6.7%	$910	6.2%	$905	6.8%
Professional fees	65	1.3	53	1.1	193	1.3	158	1.2
Provision for bad debts	12	0.2	11	0.2	36	0.2	28	0.2
Other	103	2.0	94	2.1	312	2.1	281	2.2
	$473	9.3%	$469	10.1%	$1,451	9.8%	$1,372	10.4%

Selling, general and administrative expenses have increased primarily due to strategic investments in our digital platform, including those that support our ongoing sustainability initiatives. Although our costs increased, the significant revenue increases positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with the prior year periods.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits —The decrease in labor and related benefits for the three months ended September 30, 2022, as compared with the prior year period, is primarily related to lower long-term incentive compensation costs. Higher annual incentive compensation costs, annual merit increases and increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity partially offset such decrease for the three months ended September 30, 2022, and more than offset such decrease for the nine months ended September 30, 2022, as compared with the prior year periods.

Professional Fees — The increase in professional fees was primarily driven by strategic investments in our digital platform and sustainability initiatives. Partially offsetting these increases were lower integration costs related to our acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”).

Provision for Bad Debts — The increase in provision for bad debts is primarily related to our increased revenue.

Other — The increase in other expenses was primarily driven by costs associated with an increase in technology infrastructure to support our strategic investments in our digital platform and an increase in business travel expense in 2022.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Depreciation of tangible property and equipment	$287	5.7%	$282	6.0%	$859	5.8%	$840	6.3%
Amortization of landfill airspace	184	3.6	200	4.3	539	3.7	541	4.1
Amortization of intangible assets	32	0.6	35	0.8	95	0.6	108	0.8
	$503	9.9%	$517	11.1%	$1,493	10.1%	$1,489	11.2%

The increase in depreciation of tangible property and equipment was primarily driven by investments in capital assets to service our customers, such as heavy equipment and containers. The decrease in amortization of landfill airspace for the three and nine months ended September 30, 2022 was primarily driven by a prior year charge of $15 million due to management’s decision to close a landfill in our West Tier segment earlier than expected, resulting in acceleration of the timing of capping, closure and post-closure activities during the third quarter of 2021. The decrease for the nine months ended September 30, 2022, when compared with the prior year period, was partially offset by landfill volume increases and changes in amortization rates from revisions in landfill estimates. The decrease in amortization of intangible assets was primarily driven by the reduction in amortization of acquired intangible assets from the acquisition of Advanced Disposal.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

For the nine months ended September 30, 2022, we recognized a $17 million charge in the first quarter in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2021, we recognized net gains of $17 million consisting of (i) an $8 million gain in the first quarter from divestitures of certain ancillary operations in our Other segment and (ii) a $35 million pre-tax gain in the third quarter from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $6 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2022	2021(c)	Change		2022	2021(c)	Change
Solid Waste:
East Tier	$616	$550	$66	12.0%	$1,728	$1,514	$214	14.1%
West Tier	622	548	74	13.5	1,779	1,577	202	12.8
Solid Waste	1,238	1,098	140	12.8	3,507	3,091	416	13.5
Other (a)	—	10	(10)	*	19	36	(17)	*
Corporate and Other (b)	(296)	(302)	6	(2.0)	(926)	(880)	(46)	5.2
Total	$942	$806	$136	16.9%	$2,600	$2,247	$353	15.7%
Percentage of revenues	18.6%	17.3%			17.6%	17.0%

*Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our environmental solutions services and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.
(c)	In the fourth quarter of 2021, we discontinued certain allocations from our Corporate and Other segment to our Solid Waste operating segments and Other segment. Reclassifications have been made to our prior period information for comparability purposes.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2022, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume and (ii) a $26 million catch-up benefit from the extension of alternative fuel tax credits that was retroactive to January 1, 2022. Our income from operations for the nine months ended September 30, 2022 was favorably impacted by an increase in our recycling line of business as a result of an overall increase in average market prices for recycling commodities during the first half of 2022. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and (iii) commodity-driven business impacts from higher fuel prices. Additionally, the prior year included a pre-tax net gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and a charge due to management’s decision to close a landfill in our West Tier segment earlier than expected, resulting in acceleration of the timing of capping, closure and post-closure activities in the third quarter of 2021.
●	Corporate and Other — The increase in income from operations from our Corporate and Other segment for the three months ended September 30, 2022, as compared with the prior year period, was primarily driven by (i) lower long-term incentive compensation costs and (ii) lower integration costs from our acquisition of Advanced Disposal. Increased costs to support strategic investments in our digital platform, including those that support our ongoing sustainability initiatives, and increased labor costs from higher annual incentive costs and merit increases, partially offset the three months ended September 30, 2022, and more than offset the nine months ended September 30, 2022, as compared with the prior year periods.

Interest Expense, Net

Our interest expense, net was $91 million and $269 million for the three and nine months ended September 30, 2022, respectively, compared to $87 million and $282 million for the three and nine months ended September 30, 2021, respectively. The increase for the third quarter primarily related to borrowings incurred under our $1.0 billion two-year, U.S. term credit agreement (“Term Loan”) in the second quarter of 2022. The decrease for the nine months ended September 30, 2022, as compared with the prior year period, is primarily due to the retirement of $1.3 billion of certain high coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021 and, to a lesser extent, the impacts that lower interest rates had on the cost of certain of our tax-exempt debt during the first quarter of 2022. Also impacting the three and nine months ended September 30, 2022, were benefits from higher capitalized interest and increases in interest income as a result of higher cash and cash equivalents balances. During 2022, we have started to see an increase in interest rates on our floating-rate debt, including commercial paper and variable-rate tax-exempt bonds. The impact of the increase is immaterial to the reported periods; however, we expect interest expense to meaningfully increase in 2023. See Note 3 to the Condensed Consolidated Financial Statements for more information related to our debt balances.

Loss on Early Extinguishment of Debt

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

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $17 million and $49 million during the three and nine months ended September 30, 2022, respectively, compared to $14 million and $34 million for the three months and nine months ended September 30, 2021, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $189 million and $535 million for the three and nine months ended September 30, 2022, respectively, compared to $167 million and $396 million for the three and nine months ended September 30, 2021, respectively. Our effective income tax rate was 22.8% and 23.5% for the three and nine months ended September 30, 2022, respectively, compared to 23.7% and 23.2% for the three and nine months ended September 30, 2021, respectively.

The increase in our income tax expense when comparing the three and nine months ended September 30, 2022 and 2021 was primarily driven by an increase in pre-tax income in 2022. The decrease in our effective income tax rate when comparing the three months ended September 30, 2022 and 2021 was primarily driven by an unfavorable adjustment to accruals and related deferred taxes in 2021 due to a change from our initial expectations of the tax effects of our acquisition of Advanced Disposal and related divestitures. The decrease was offset in part by the divestiture of certain non-strategic Canadian operations in 2021, which was not taxable and did not reoccur in the current period, and an increase in pre-tax income in 2022 resulting in a reduced rate benefit from federal tax credits.

The increase in our effective income tax rate when comparing the nine months ended September 30, 2022 and 2021 was primarily driven by an increase in pre-tax income in 2022 resulting in a reduced rate benefit from federal tax credits.

Tax Legislation – The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains a number of tax-related provisions. We are in the process of evaluating the IRA and identifying all potential impacts that may be applicable. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual benefit from tax credits through 2024, which is in line with the benefit we have realized from our alternative fuel tax credits in prior years. Additionally, we expect to incur an excise tax of 1% for future common stock repurchases, which will be reflected in the cost of purchasing the underlying shares as a component of treasury stock. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we have not yet quantified any incremental benefits included in the legislation.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$137	$118
Restricted funds:
Insurance reserves	$339	$305
Final capping, closure, post-closure and environmental remediation funds	112	118
Other	6	5
Total restricted funds (a)	$457	$428
Debt:
Current portion	$258	$708
Long-term portion	13,805	12,697
Total debt	$14,063	$13,405
(a)	As of September 30, 2022 and December 31, 2021, $83 million and $80 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of September 30, 2022, we had approximately $2.2 billion of debt maturing within the next 12 months, including (i) $839 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $625 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $258 million of other debt with scheduled maturities within the next 12 months, including $136 million of tax-exempt bonds. As of September 30, 2022, we have classified $2.0 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $258 million of debt maturing in the next 12 months is classified as current obligations.

Additionally, as of September 30, 2022, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities that are supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds reset on a weekly basis through a remarketing process. All recent variable-rate tax-exempt bond remarketings have been successful at market-driven rates. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet.

In May 2022, WMI issued $1.0 billion of 4.15% senior notes due April 15, 2032, the net proceeds of which were $992 million. We used the net proceeds to redeem our $500 million of 2.9% senior notes due September 2022 in advance of their scheduled maturity, to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes.

In May 2022, we entered into a Term Loan to be used for general corporate purposes and as of September 30, 2022, we had $1.0 billion of outstanding borrowings. WM Holdings guarantees all of the obligations under the Term Loan.

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

	September 30,	December 31,
	2022	2021
Balance Sheet Information:
Current assets	$54	$6
Noncurrent assets	14	13
Current liabilities	108	590
Noncurrent liabilities:
Advances due to affiliates (a)	19,819	18,599
Other noncurrent liabilities	11,856	10,778
(a)	The amount reported as Advances due to affiliates as of December 31, 2021 was understated in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently corrected in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Nine Months Ended
September 30, 2022
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	106

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$3,487	$3,347
Net cash used in investing activities	$(2,036)	$(1,106)
Net cash used in financing activities	$(1,391)	$(2,686)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $140 million as compared with the prior year period. The increase was largely driven by increased earnings in our collection and disposal, recycling and WM Renewable Energy lines of business for the nine months ended September 30, 2022. We also experienced lower interest payments due to timing and refinancing activities in 2021 that reduced our overall interest rate. Partially offsetting our increase in cash from operating activities were (i) timing differences on payments of certain trade accounts payables; (ii) higher income tax payments as a result of higher earnings in the current year period; (iii) higher annual incentive compensation payments in the current year period and (iv) lower alternative fuel tax credit benefits in the current year period.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2022 and 2021 are summarized below:

●	Capital Expenditures — We used $1,725 million and $1,130 million for capital expenditures during the nine months ended September 30, 2022 and 2021, respectively. The increase in capital spending is primarily driven by our intentional investment in sustainability growth projects as well as timing differences in our fixed asset purchases to support our ongoing operations. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets.
●	Other, Net —During the nine months ended September 30, 2022, we used $57 million to fund secured convertible promissory notes associated with a pending acquisition and $28 million to make an initial cash payment associated with a new low-income housing investment. During the nine months ended September 30, 2022 and 2021, we used $36 million and $42 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities within our investment portfolio associated with a wholly-owned insurance captive.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2022 and 2021 are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the nine months ended September 30 (in millions):

	2022	2021
Borrowings:
Commercial paper	$3,924	$5,361
Term loan	1,000	—
Senior notes	992	942
Tax-exempt bonds	—	125
	$5,916	$6,428
Repayments:
Commercial paper	$(4,864)	$(5,798)
Senior notes	(500)	(1,289)
Tax-exempt bonds	—	(63)
Other debt	(65)	(87)
	$(5,429)	$(7,237)
Net cash borrowings (repayments)	$487	$(809)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During the nine months ended September 30, 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon senior notes.
●	Common Stock Repurchase Program — During the nine months ended September 30, 2022, we repurchased $1.0 billion of our common stock pursuant to three accelerated share repurchase (“ASR”) agreements and repurchased $63 million of our common stock in open market transactions, of which $2 million was paid in October 2022. See Note 11 to the Condensed Consolidated Financial Statements for additional information. During the nine months ended September 30, 2021, we repurchased $1.0 billion of our common stock pursuant to three ASR agreements.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $811 million and $730 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.575 in 2021 to $0.65 in 2022.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$1,182	$1,184	$3,487	$3,347
Capital expenditures to support the business	(547)	(448)	(1,403)	(1,094)
Capital expenditures - sustainability growth investments (a)	(210)	(16)	(322)	(36)
Total capital expenditures	(757)	(464)	(1,725)	(1,130)
Proceeds from divestitures of businesses and other assets, net of cash divested	7	53	18	70
Free cash flow	$432	$773	$1,780	$2,287
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Inflation

Accelerated and pronounced economic pressures, particularly related to inflationary cost pressures on labor and the goods and services we rely upon to deliver service to our customers, have continued to have a significant impact on our cost structure and capital expenditures in 2022. We are taking proactive steps to recover and/or mitigate inflationary cost pressures through our overall strategic pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. A significant portion of our revenue is tied to a price escalation index with a lookback provision, which has resulted in a timing lag in our ability to recover increased costs under these contracts during periods of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. Throughout 2022, many of these contract lookback provisions began to capture the inflationary cost increases experienced since the second half of 2021 in the price escalation calculation; however, such timing lag persists and will continue to restrict our ability to address proactively future rapid cost increases for those contracts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2022 does not materially differ from that discussed under Item 3 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

In 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system. These new system implementations were achieved after a multi-year review of existing accounting, reporting and human capital processes and the design and configuration of system-enabled enhancements to such processes. The change in our general ledger, finance enterprise resource planning and human capital management systems was subject to thorough testing and review by internal and external parties both before and after the implementation.

While these systems implementations are intended to enhance our framework for internal control over financial reporting, management, together with our CEO and CFO, has determined that the changes in our internal controls over financial reporting during the quarter ended September 30, 2022 have not been material and are not reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2022 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
July 1 — 30 (a)	0.2	$153.60	0.2	$940 million
August 1 — 31 (b)	2.4	$164.56	2.4	$540 million
September 1 — 30 (b)	0.6	$167.64	0.6	$437 million	(c)
Total	3.2	$166.74	3.2
(a)	In July 2022, we repurchased 233,319 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $36 million, inclusive of per-share commissions, at a weighted average price of $153.60.
(b)	In August 2022, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million cash and received 2.4 million shares based on a stock price of $164.56. The ASR agreement completed in September 2022, at which time we received 0.6 million additional shares based on a final weighted average price of $167.79. In September 2022, after the completion of the ASR agreement, we repurchased 18,437 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $3 million, inclusive of per-share commissions, at a weighted average price of $162.70, of which $2 million was paid in October 2022.

The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the ASR agreement executed in August 2022 and the September 2022 open market transactions.

(c)	As of September 30, 2022, the Company has authorization for $437 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

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

Date: October 26, 2022