Form 10-K
period 2022-12-31
WASTE MANAGEMENT INC
filed 2023-02-07
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $63.1 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of January 31, 2023 was 408,152,162 (excluding treasury shares of 222,130,299).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business.

General

Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., together with its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet. During 2022, our largest customer represented less than 5% of annual revenues. We employed approximately 49,500 people as of December 31, 2022.

We own or operate 259 landfill sites, which is the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 337 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Solid Waste business.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. As North America’s leading provider of comprehensive environmental solutions, sustainability and environmental stewardship is embedded in all that we do. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, so that both our economy and our environment are positively impacted. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control and investing in automation to improve processes and drive operational efficiency will yield an attractive total cost structure and enhanced service quality. While we continue to improve existing diversion technologies, such as through investments in our recycling operations, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Our Company’s goals are targeted at putting our people first, positioning them to serve and care for our customers, the environment, the communities in which we work and our stockholders. Our brand promise is ALWAYS WORKING FOR A SUSTAINABLE TOMORROW®. We live this promise through our service offerings and sustainable solutions, our investments in innovation, our people, and our commitment to the future. Through our longtime focus on finding sustainable solutions, we continue to evolve beyond being a traditional environmental waste services company. Increasingly, our industry-leading focus on environmental sustainability aligns with demand from our customers who want more of their waste materials recovered. Waste streams are becoming more complex, and our aim is to address current needs, while anticipating the expanding and evolving needs of our customers. We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and tomorrow as we work together to envision and create a more sustainable future.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and challenging economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2022, we announced that our Board of Directors expects to increase the quarterly dividend from $0.65 to $0.70 per share for dividends declared in 2023, which is a 7.7% increase from the quarterly dividends we declared in 2022. This is an indication of our ability to generate strong and consistent cash flows and marks the 20th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. Additional information related to our acquisition of Advanced Disposal and segments is included in Notes 17 and 19 to the Consolidated Financial Statements, respectively. We also provide additional services that are not managed through our Solid Waste business, as described below. These operations are presented in this report as “Other.” The services we provide are described below.

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

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2022, we owned or operated 254 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills throughout the U.S. and Canada. As of December 31, 2022, we owned or controlled the management of 231 sites with remedial activities, that are in closure or that have received a certification of closure from the applicable regulatory agency. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. As of December 31, 2022, we owned or operated 337 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Recycling. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. We are North America’s leading recycler of post-consumer materials. We not only collect materials from households and businesses across the U.S. and Canada, we also sell them to manufacturers to be recycled and sold in the North American market. Demand for recycled materials is generally growing. Several states have recently passed minimum-recycled-content mandates, and many companies are responding to requirements for recycled content from their own customers and to meet sustainability targets. We are helping expand the availability of recycled materials by investing in infrastructure, increasing access to recycling services and educating customers through our Recycle Right® program.

Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper and cardboard in one bin. Residential single-stream programs have greatly increased recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. In addition to advancing our single stream recycling programs for commercial applications, we continue to invest in recycling technologies and businesses, designed to offer services and solutions to support and grow our current operations, including our recent purchase of a controlling interest in a business intended to accelerate our film and plastic wrap recycling capabilities. We are investing in enhanced MRF technology at new and existing facilities to benefit labor productivity, support increased recycling capacity and allow for dynamic adjustments to respond to evolving end-market demands. In 2022, we opened five new MRFs within the U.S. equipped with advanced recycling technology. We continue to invest in MRF automation in several markets across the U.S. Our recycling operations include the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2022, we operated 97 MRFs, of which 46 are single stream, where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

Recycling commodities — We market and resell recycling commodities globally. We manage the marketing of recycling commodities that are processed in our facilities by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

Recycling brokerage services — We also provide recycling brokerage services, which involve managing the marketing of recyclable materials for third parties. Our experience in managing recycling commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recycling commodities with minimal capital requirements.

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

Other. Other services we provide include the following:

●	WM Renewable Energy — We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy business. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2022, we had 135 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 95 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 23 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 17 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

WM Renewable Energy produces renewable natural gas (“RNG”) from landfill gas and generates renewable identification numbers (“RINs”) under the Renewable Fuel Standard (“RFS”) program and other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet. The RINs and credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs and credits proportionate to their fossil fuel production and imports. RINs prices generally respond to regulations enacted by the EPA or other regulatory bodies, as well as fluctuations in supply and demand. WM Renewable Energy currently has five owned facilities producing 3.5 million MMBtu of RNG annually and the revenue from these facilities is primarily generated through the sale of natural gas, RINs and related environmental attributes.

We are also modernizing our landfills and expanding our network of renewable natural gas facilities. Together, these robust solutions will make us a better advisor to our customers while supporting our own sustainability goals.

●	Sustainability and Environmental Solutions (“SES”) — Our SES business offers our customers a variety of services in collaboration with our Areas and strategic accounts programs, including (i) construction and remediation services; (ii) services associated with the disposal of fly ash, which is residue generated from the combustion of coal, and other forms of fuel and (iii) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services (this service is managed through our SES business but reflected principally in our collection line of business). Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings, the familiarity we have with waste management practices and our use of technology give us the ability help customers reduce the amount of waste they generate, identify recycling opportunities and determine efficient and environmentally friendly means for waste collection and disposal. Through these services, we aim to help customers increase circularity and accelerate their decarbonization goals.
●	Strategic Business Solutions (“WMSBS”) — Although many waste management services such as collection and disposal are local services, our WMSBS business works with customers whose locations span the U.S. and Canada. Our strategic accounts program provides these customers with streamlined service, enhanced reporting, measurement tools aimed at meeting sustainability objectives and centralized billing and management of accounts.
●	Expanded Service Offerings and Solutions — We provide expanded service offerings and solutions that are not managed through our Solid Waste business including the collection of project waste, including construction debris and household or yard waste, through our Bagster® business.

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

Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations.

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

Human Capital Resources

Employees

As of December 31, 2022, we had approximately 49,500 full-time employees across the U.S., Canada and India. Approximately 46,300 employees were located within the U.S. and 3,200 employees were located outside of the U.S. Approximately 8,500 employees were employed in administrative and sales positions with the remainder in operations. Approximately 8,600 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2022 Sustainability Report at https://sustainability.wm.com. Our 2022 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

People First Commitment

Our People First commitment means knowing that the daily contributions of our team members are what enable us to play a vital role in the communities we serve. Our success depends upon effective leadership, the contributions of each employee, and our ability to give them the tools they need to safely execute their roles as well as to develop and excel in their careers. As our industry and workforce evolve, we are focused on our imperatives of keeping our employees safe, improving diversity, equity, and inclusion at all levels of our Company, managing employee turnover, increasing retention, succession planning and development, and supporting employee experience, ongoing cultural integration and knowledge transfer. We regularly focus on these objectives when managing our business.

We strive to be a workplace of choice through competitive pay, comprehensive benefits for long-term financial and personal health and opportunities for growth across our ranks. "We Are WM" is our Employer Value Proposition, grounded in our People First commitment and shared through a framework that enables us to display that we are (i) investing in our teams by providing comprehensive benefits; (ii) committed to the growth of our team by providing state-of-the-art trainings and our new education benefit, Your Tomorrow, as further discussed under Compensation and Benefits; (iii) performing essential and meaningful work and (iv) working for a sustainable tomorrow by leaving the world a better place than we found it. Being an employer of choice is critical to our efforts to attract and retain a high-quality workforce, while motivating us to sharpen our focus on our values that help us empower and develop good employees. By promoting from within and offering training and experiential opportunities, we help employees maximize their effectiveness and grow in their careers.

Safety as a Core Value

At the Company, safety is a core value, with no compromise. A large number of our employee population work as drivers, heavy equipment operators and sorters, which are essential jobs that carry inherent risks. For nearly 20 years, we have engaged employees on safety through our Mission to Zero (“M2Z”) program. The “Zero” in M2Z represents zero tolerance for unsafe behaviors. Employees learn safety best practices through new-hire and ongoing training. To build upon lessons learned in training, we conduct structured observations of frontline employees that cover all aspects of our collection and post-collection operations, including driving, loading, unloading, lifting and lowering and arriving prepared for work. In 2022, the Company announced a safety goal focused on reduction of our Total Recordable Incident Rate (“TRIR”) by 3% annually, targeting TRIR of 2.0 annually by 2030. TRIR measures the number of injuries occurring per 100 employees for total hours worked annually. Our TRIR as of December 31, 2022 and 2021 was 3.02 and 3.0, respectively. The Company also remains focused on the prevention of serious injuries.

Inclusion, Equity and Diversity

We embrace and cultivate respect, trust, open communications and diversity of thought and people. We are committed to equality for all, and foster an environment where all team members feel welcomed, valued and seen. We see inclusion, equity and diversity (“IE&D”) as core in everything that we do. Our commitment to IE&D starts at the top with our senior leadership team being comprised of 22% ethnic minorities and 33% women as of December 31, 2022; and with our overall workforce in the U.S. being comprised of approximately 45% ethnic minorities and approximately 20% women as of the same date. We are proud of what we have been able to achieve so far, and we will continue to strive to further embed IE&D within the Company. To solidify this commitment, in 2022 the Company developed two new IE&D goals: (i) increase the overall representation of women in our workforce to at least 25% by 2030 and (ii) increase the representation of racial/ethnic minority employees in our Manager roles and above to 30% by 2030. To enable us to achieve our goals, we have empowered a cross-functional IE&D Council to evaluate and enhance our policies, practices and procedures, recruitment and partnerships to ensure that our IE&D efforts are sustainable and are tied to our business strategy.

Learning and Development

We offer expansive learning and development solutions to meet the development needs of our people and support opportunities for growth and improvement. Our talent management strategy is designed to reach employees at all levels. Given the wide variety of employee roles and skill sets in our Company, our training and development programs are varied but generally fall into the following categories: (i) compliance, including Code of Conduct and cybersecurity training; (ii) safety; (iii) environmental excellence; (iv) professional development and leadership and (v) job-specific.

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

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2022 are summarized in Note 10 to the Consolidated Financial Statements.

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment and Climate Change Canada (“ECCC”), and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in cases of violations.

Because the primary mission of our business is to collect, process and manage solid waste and recyclables in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state, provincial and local rules. There are costs associated with siting, design, permitting, construction, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or disposal facility, materials recovery facility, compost facility, transfer station, or landfill gas-to-energy facility, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, permits are subject to renewal, modification, suspension or revocation by the issuing authority. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. For example, divided government likely will impede significant legislative action in the 118th Congress, leading to an expectation that the White House will prioritize regulatory changes to implement parts of its agenda, including taking steps towards reinstating, and in some cases enhancing, policies and regulations rolled back by the previous administration. While increasing regulation may have a negative impact on our operating costs, extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve.

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
●	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into federally protected surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA also requires landfills and other waste-handling facilities to obtain storm water discharge permits, and if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect certain “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.
●	The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Many of our municipal solid waste (“MSW”) landfills and landfill gas-to-energy facilities are subject to regulations implemented under the Clean Air Act, including new source performance standards, emission guidelines and national emission standards for hazardous air pollutants. These regulations impose performance standards to minimize air emissions from regulated MSW landfills, subject those landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. Our vehicle fleet also must adhere to regulations implemented under the Clean Air Act, which authorizes the EPA to mandate controls on air pollution from mobile sources.
●	The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and the Occupational Safety and Health Administration, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

Various states have enacted, or are considering enacting, laws that restrict or discourage the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the

U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites, which has been upheld by the U.S. Supreme Court for waste directed to facilities owned by the local government. The U.S. Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could significantly impact the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

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

Recent Developments and Focus Areas in Policy and Regulation

Climate and Sustainability

Jurisdictions are increasingly taking action to reduce greenhouse gas (“GHG”) emissions through a broad range of climate policies. Landfills are one of the focal points for advancing climate-related goals, and we are actively working with policymakers to promote recognition of the significant reductions in GHG emissions that our industry already has achieved and the work being done to further reduce emissions, the challenges associated with quantifying landfill emissions precisely, and the role of our sector in providing an essential, and highly regulated, public service.

We also are closely monitoring the evolving capabilities of ground, aerial, and satellite-based methane detection and monitoring systems, and investing in pilot programs to further explore these innovations for applicability to our operations. We continue to expand our work with various private and government entities employing ground, aerial and satellite-based measurements of our sites. As these technologies are expected to advance rapidly in the coming years, we are actively engaged with the ECCC and EPA on the implications of the changing landscape for the waste industry and potential future regulation.

In light of regulatory and business developments related to concerns about climate change, we have identified strategic business opportunities to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, composting, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle assessment tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal, state, and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity.

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

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2022 Sustainability Report, providing details on our environmental, social and governance (“ESG”) performance and outlining new 2030 goals. The Sustainability Report conveys the strong linkage between the Company’s ESG goals and our growth strategy, inclusive of the planned expansion of the Company’s recycling and renewable energy businesses. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company actively participates in a number of sustainability reporting programs and frameworks.

PFAS

Efforts to safeguard communities from contamination with per- and polyfluoroalkyl substances (“PFAS”) have drawn increased attention by the federal government and in the states. PFAS are a large group of chemicals that have been used in industrial and consumer products since the 1940s, including in products as diverse as carpets, paints and stains, water-resistant clothing and fabrics, nonstick cookware, food packaging, and firefighting chemicals. Possible human health effects of exposure to certain PFAS compounds may include low infant birth weights, immune system impacts, or cancer. In 2021, the EPA released its PFAS Strategic Roadmap, providing a high-level overview of activities that the agency intends to take through 2024 to address PFAS contamination. These actions include establishing drinking water standards, expanded authority for PFAS remediation, research and data collection on landfill discharges of PFAS in leachate, new risk assessments and test procedures, and updated guidance on PFAS disposal and destruction options. During 2022, the EPA proposed designation of two PFAS compounds as hazardous substances under CERCLA. We are closely monitoring this proposed rulemaking. In addition, an increasing number of states have enacted new drinking water, surface water and/or groundwater limits for various PFAS, which has led to a patchwork of PFAS standards across the U.S. Compliance with new and proposed state and federal PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.

Recycling; Foreign Import and Export Regulations and Material Restrictions

Enforcement or implementation of foreign and domestic regulations can affect our ability to export recyclables. Attention on waste in the environment has led to new international laws restricting the flow of certain recyclables. As an example, on January 1, 2021, new restrictions on the international trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. At this time, the U.S. is not a party to the Basel Convention, but most countries to which we export commodities are, which may limit our ability to export certain plastics. However, we do not ship plastics collected on our residential recycling routes and processed at our single stream material recovery facilities to locations outside of North America.

In recent years, new and updated international regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements, and higher processing costs. COVID-19 placed additional financial stress on recyclers and municipalities, resulting in some recycling programs being paused or eliminated. These changes have led to a number of states and provinces considering and several implementing EPR regulations.

Prices and demand for recyclables fluctuate. While demand for recyclables generally continues to trend upwards, during the second half of 2022, we saw significant declines in commodity prices for recycled material, and we expect significant commodity price headwinds to continue into 2023, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. Recycling revenues attributable to yield increased $19 million and $537 million in 2022 and 2021, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities in 2021 and the first half of 2022, before the significant downturn in the second half of 2022.

We announced a sustainability growth strategy that includes significant planned investments in our recycling business to increase automation and reduce labor dependency. Such investments are also targeted at addressing increases in quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. We mitigate some of the effects of price fluctuation through the contract terms pursuant to which we sell commodities, such as floor pricing. Additionally, future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

For the past several years, we have been working with stakeholders to educate the public on the need to recycle properly. We continue to invest time and effort in working closely with customers to improve the quality of materials received at our facilities. We have continued our focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates, and these efforts continued to have a positive impact on the operating results for our recycling business in 2022.

With a heightened awareness of the global problems caused by plastic waste in the environment, Canada and an increasing number of cities and states across the U.S. have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic, and some types of single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, with no or limited viable end markets for many of these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs. We are also making investments in end markets to support the collection and processing of some of these materials. With increased focus on responsible management of plastics, our procurement team has taken a proactive approach to ensure environmental sustainability goals are prioritized in managing the products we buy.

Tax Legislation

The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (to be recorded as a reduction in our operating expense) from tax credits through 2024, which is in line with the benefit we have realized from our alternative fuel tax credits in prior years. Additionally, we will incur an excise tax of 1% for future common stock repurchases, which will be reflected in the cost of purchasing the underlying shares as a component of treasury stock. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The current expectation is the minimum corporate tax will not have an impact on the Company. With respect to only the investment tax credit aspect of the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2025. Additionally, the production tax credit incentives for investments in renewable energy and the carbon capture provisions of the IRA will likely result in incremental benefit, although at this time the amount of those benefits have not been quantified.

Regulation of Oil and Gas Exploration, Production and Disposal

Our Sustainability and Environmental Services business provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include use of underground injection wells. There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our customers to continue operations, adversely affecting our business.

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

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a gradual shift away from tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

Renewable Energy Production

We have announced a sustainability growth strategy that includes significant planned investments in our renewable energy business. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and convert it into RNG and electricity. RNG produced from our landfills, as well as dairy biogas, constitute a significant source of fuel for our natural gas collection vehicles. Following enactment of the IRA, which included expanded tax credits for the construction of new RNG production and renewable electricity generation facilities, we expect to accelerate our investments in these areas. The Company’s investment in renewable energy production also is guided by the EPA’s implementation of the RFS program, which promotes the production and use of renewable transportation fuels. Many of our facilities are the EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. Notably, market uncertainty related to the EPA’s implementation of the RFS program in recent years has led to volatility in the price of RINs.

The EPA issued a highly anticipated proposed rule in late 2022 establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The proposed rule reflects the outsized role of biogas under the program, delivers on many reforms that benefit the solid waste sector, recognizes the continued growth of the market for RNG in vehicle applications, and incentivizes the generation of electricity from landfill biogas for use in fueling electric vehicles. We will continue to advocate for the current administration to implement policies that reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RFS market or the structure of the RFS program can and has impacted the financial performance of the facilities constructed to capture and treat the gas.

Environmental Justice

Federal, state, and local governments are increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes, and we continue to proactively engage with local communities. We are actively monitoring recent regulatory developments in this area as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary permits.

Item 1A. Risk Factors.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of a similar nature and generally include statements regarding:

●	future results of operations, including revenues, earnings or cash flows;
●	plans and objectives for the future;
●	projections, estimates or assumptions relating to our operational or financial performance, including anticipated impacts of the Inflation Reduction Act of 2022;
●	projections, estimates or assumptions relating to our capital expenditures; or
●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2023 and beyond and could cause actual results to be materially different from those set forth in forward-looking statements made by the Company. In addition to the following risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known or are not currently believed to be material. We assume no obligation to update any forward-looking statement, whether as a result of future events, circumstances or developments or otherwise.

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

There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We have also continued our environmental fee, fuel surcharge and regulatory recovery fee to offset costs. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and may in the future face purported class action lawsuits related to our customer service agreements, prices and fees.
●	We may be unsuccessful in implementing our technology-led automation and optimization strategy and other improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved through our automation and optimization efforts, due to inflationary cost pressure or otherwise.
●	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings or lines of business may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings or lines of business, failure of technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues and compliance costs, among others, and we may experience issues successfully integrating acquisitions into our internal controls, operations, and/or accounting systems.
●	Integration of acquisitions and/or new services offerings or lines of business could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations, and any expansion into markets outside of North America would result in our business being subject to new laws and regulatory regimes, resulting in greater exposure to risk of inadvertent noncompliance and additional compliance costs.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated, and businesses or assets we acquire may have undisclosed liabilities, despite our efforts to minimize exposure to such risks through due diligence and other measures.
●	Execution of our strategy, including growth through acquisitions and our planned expansion of our recycling and renewable energy businesses, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.
●	Supply chain disruptions or delays could detrimentally impact the execution timeline for our planned expansion of our recycling and renewable energy businesses.
●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by other factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, including slower growth or recession, increased operating costs or expenses, subcontractor costs and availability and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our operations, and compliance with such regulations is costly. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions restrict our operations at times and may adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

●	limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;
●	limitations, regulations or levies on collection and disposal prices, rates and volumes;
●	limitations, bans, taxes or charges on disposal or transportation of out-of-state waste or certain categories of waste;
●	mandates regarding the management of solid waste and other materials, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or
●	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

Regulations affecting the siting, design and closure of landfills require us, at times, to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. We have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills and we establish accruals for these estimated costs. Expenditures could be accelerated or materially exceed our accruals due to earlier than expected closure of landfills; the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators; environmental regulatory changes; new information about waste types previously collected, such as PFAS or other emerging contaminates and other reasons.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could, and in several cases have, taken steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could significantly impact the waste and recycling streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, material recovery facilities (“MRFs”) and other disposal facilities, and landfill gas-to-energy facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures, and improper use of dangerous equipment. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that are sometimes triggered by weather or natural disasters. There are also risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems, as well as operation of heavy machinery and management of flammable materials at our MRFs and transfer stations, involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

We may be unable to obtain or maintain required permits or expand existing permitted capacity at our landfills, due to land scarcity, public opposition or otherwise, which can require us to identify disposal alternatives, resulting in decreased revenue and increased costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites and transfer stations. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for alleged environmental damage. Such actions could also impact our ability to do business by causing reputational harm. Federal, state and local governments are also increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Responding to permit challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval, as well as land scarcity, particularly in densely populated areas, may prohibit us from establishing new facilities or expanding existing facilities. Diminishing disposal capacity, typically in proximity to major metropolitan areas, sometimes requires us to transport waste by rail or find alternative disposal solutions in affected areas, increasing our operating costs. Our failure to obtain the required permits and necessary capacity expansion to operate our landfills could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.

Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. (Also see Item 1A. Risk Factors — Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including inflation, have adversely impacted our business and results of operations.) Additionally, the market for employees that serve on our digital team is highly competitive. As we have accelerated our investments in our technology-led automation and optimization strategy, it is increasingly important that we are able to attract and retain employees with the skills and expertise necessary to implement and manage these projects. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

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

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a gradual shift away from tax incentives and grants for natural gas trucks. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired.

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

Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations.

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

We may not be able to achieve our sustainability and other environmental, social and governance ("ESG")-related goals, including reduction of our greenhouse gas ("GHG") emissions, or execute on our sustainability-related growth strategy and initiatives, within planned timelines, and expectations and regulations relating to ESG performance and disclosure can result in increased costs, risk of noncompliance, and related adverse effects.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have set goals to reduce our GHG emissions and announced other ESG-related goals and initiatives. We have also announced a sustainability growth strategy that includes significant planned investments in our recycling and renewable energy businesses. Our ability to achieve these goals and successfully execute our sustainability growth strategy may be impacted by the numerous risks and uncertainties associated with our business and the environmental services industry, including financial and operating performance, availability of technology and financing, changes in regulation, commodity price fluctuation and general economic conditions. (Also see Item 1A. Risk Factors — Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on macroeconomic conditions and regulations that affect our ability to export products and — We have announced a sustainability growth strategy that includes significant planned investments in our renewable energy businesses; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.)

Some or all of the expected benefits of our sustainability-related investments and initiatives may not occur within the anticipated time periods, or may cost more to achieve than anticipated. An inability to develop, obtain, or scale necessary technology and innovations, and challenges arising from the availability or cost of materials and infrastructure associated with our sustainability investments and initiatives, could impede our ability to execute on our plans and achieve our goals. Actions we take to achieve these goals and implement our sustainability growth strategy and initiatives, including development and implementation of enhanced technology and reporting systems, will require increased capital expenditures and management focus, which may divert investment and management focus away from other aspects of our business operations.

There is increasing governmental and social pressure on companies to develop and implement robust ESG policies, practices, and disclosures. The nature, scope and complexity of matters that our Company must assess and report are expanding due to growing mandatory and voluntary reporting on climate-related risks and other topics, such as water usage, waste production, labor, human capital, environmental justice, cybersecurity and privacy, and risk oversight. Our industry faces challenges from these and other rapidly changing laws, regulations, policies and related interpretations, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to ESG risk and performance. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our ESG disclosures and sustainability goals are insufficient or our goals are unattainable, could harm our reputation and competitive position and negatively impact our stock price and business performance.

External Economic and Industry Risks

The COVID-19 global pandemic disrupted social and commercial activity and financial markets throughout North America; a significant resurgence or new variant of the COVID-19 virus, or other similar pandemic conditions, may have a material adverse impact on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic and related protective measures had a significant adverse impact on many sectors of the economy, including environmental services. The initial business closures and negative impact on general economic conditions resulted in volume declines and reductions in customers’ waste service needs, which negatively impacted our results of operations and cash flows. In particular, COVID-19 caused decreases in volumes in higher margin businesses, impacting key financial metrics.

A significant future resurgence in transmission of COVID-19, a significant new virus variant, or other pandemic conditions that result in business closures and social restrictions could adversely impact our volumes and costs. If such conditions were to deepen, resulting in a broad-based economic slow-down, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy. Additionally, if a large portion of our employee base were to become ill, it could impact our ability to provide timely and reliable service. Governmental regulation in response to pandemic conditions, including any vaccination requirements, could result in our inability to perform or compete for certain contracts, as well as significant cost, operational disruption, attrition and difficulty securing future labor needs.

Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including inflation, have adversely impacted our business and results of operations.

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor market, supply chain and transportation constraints are continuing. Significant global supply chain disruption and the heightened pace of inflation have reduced availability and increased costs for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, we expect continued significant headwinds from commodity prices for recycled material into 2023, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. We are also currently experiencing margin pressures from commodity-driven business impacts, particularly from higher fuel prices. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires. If we are not able to overcome limitations on labor availability, it could materially impact our ability to service our customers and our financial results. Geopolitical conflict and the resulting international response, including Russia’s invasion of Ukraine, have also exacerbated market disruption, leading to volatility in commodity prices, impacts on the availability and cost of energy, and vendor and supplier disruptions across the global supply chain.

Accelerated and pronounced economic pressures, such as the continuing inflationary cost pressure on labor and the goods and services we rely upon to deliver service to our customers, have had and continue to have a significant impact on our cost structure and capital expenditures. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation, and we may not be able to dynamically manage our cost structure in response to such changes. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs under those contracts during periods of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate, but such efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, contractual limitations, and market responses. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions and market disruptions on our business, will increase our costs of doing business and reduce our margins.

The extent and duration of the impact of these labor market, supply chain, transportation and commodity-price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; future resurgence of COVID-19 or other pandemic conditions and restrictions; geopolitical conflicts and responses; and supply and demand for recycled materials. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

The environmental services industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. We principally compete with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal or recycling operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and waste brokers that rely upon haulers in local markets to address customer needs. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. Counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on macroeconomic conditions and regulations that affect our ability to export products.

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. In recent years, new and updated international regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements and higher processing costs. COVID-19 placed additional financial stress on recyclers and municipalities, resulting in some recycling programs being paused or eliminated. These changes have led to a number of states and provinces considering and several implementing EPR regulations.

Prices and demand for recyclables fluctuate. While demand for recyclables generally continues to trend upwards, during the second half of 2022, we saw significant declines in commodity prices for recycled material, and we expect significant commodity price headwinds to continue into 2023, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. Recycling revenues attributable to yield increased $19 million and $537 million in 2022 and 2021, respectively, as compared with the prior year periods primarily from higher market prices for recycling commodities in 2021 and the first half of 2022, before the significant downturn in the second half of 2022.

We have announced a sustainability growth strategy that includes significant planned investments in our recycling business to increase automation and reduce labor dependency. Such investments are also targeted at addressing increases in quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. Additionally, future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations. If the Company does not effectively manage changes in demand and commodity prices for recycling materials, or if we do not successfully execute our sustainability growth strategy, our investments in recycling infrastructure and technology may not yield the results anticipated.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. We are currently experiencing commodity-price driven impacts from higher fuel costs. We have increased our investment in landfill gas-to-energy facilities and the size of our landfill gas recovery operations. Significant variations in the price of biogas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our energy services business. Demand for these services decreases when drilling activity slows due to depressed oil and gas prices, and our Company and the companies for which we provide these services could face increased regulation and corresponding costs as a result of regulations related to climate change or other environmental concerns. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclables (cardboard, bottles and cans), yard waste, food waste and electronics. Where organic waste is not banned from disposal in landfills, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Reducing landfilled organic waste also reduces the amount of landfill gas produced from our landfills, adversely impacting our landfill gas-to-energy facilities. Zero-waste goals (sending no waste to the landfill) have been set by many of the U.S. and Canada’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills, which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills, and providing alternative services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

With a heightened awareness of the global problems caused by plastic waste in the environment, Canada and an increasing number of cities and states across the U.S. have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic and some types of single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, there are currently no or limited viable end markets for recycling many of these materials, and inclusion of such materials in our recycling stream increases contamination and operating costs that can negatively affect the results of our recycling operations.

General economic conditions, such as a broad-based economic recession, can directly and adversely affect revenues for environmental services and our income from operations margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, inflation, interest rates and access to capital markets. Many in the financial industry have predicted that the North American economy is poised to enter, or has entered, into a period of economic recession. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which negatively impacts the ability to grow through new business or service upgrades, and may result in customer turnover and reduction in customers’ waste service needs. Consumer uncertainty and the loss of consumer confidence may also reduce the number and variety of services requested by customers. Additionally, a weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such as was seen in the second half of 2022, negatively impacting commodity prices and our operating income and cash flows.

A decrease in waste volumes generated results in an increase in competitive pricing pressure; such economic conditions may also interfere with our ability to implement our pricing strategy. Many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase more than the increase, if any, in the Consumer Price Index. This is partially due to our relatively high fixed-cost structure; we may not be able to dynamically manage our cost structure in response to shifting volume levels and vendor costs, and our cost structure may not correlate with the Consumer Price Index or the waste industry. An economic recession or other economic weakness is likely to negatively impact our revenues and margins.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2022, we had $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

The Company’s effective tax rate and tax liability could materially change as a result of the adoption of new tax legislation and other factors.

Predominantly all of the Company’s revenues are generated in the U.S., and changes in U.S. tax laws could materially impact our effective tax rate, financial condition and results of operations. The U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017 (the “Tax Act”), had a significant impact on our effective tax rate, cash tax expenses and net deferred tax liabilities. The Tax Act reduced the U.S. corporate statutory tax rate and eliminated or limited the deduction of several expenses that were previously deductible, among other things. However, future changes in tax laws could reverse the impacts of the Tax Act and if ultimately enacted into law, such an increase could materially impact our tax provision, cash tax liability, effective tax rate and net deferred tax liabilities.

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

Our existing and proposed service offerings to customers require that we invest in, develop or license, and protect new technologies. Our Company is increasingly focusing on new technologies that automate and innovate our operations, improve the customer experience and provide alternatives to traditional disposal and maximize the resource value of waste. We are continuing our multi-year commitment to strategic investments in technology that prioritize reduction of labor dependency for certain high-turnover jobs, further digitalize our customer self-service and implement technologies to further enhance the safety, reliability and efficiency of our collection operations. Research, development and implementation of enhanced technology often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or implementation of technologies in which we have invested or acquired, which may negatively impact our operating results and prevent us from recouping or realizing a return on these investments and acquisitions. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected cost savings or other benefits. Significant system failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations. In 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system. These systems increase our utilization of, and dependance on, third-party “cloud” computing services in connection with our business operations. Employee work-from-home arrangements prompted by the COVID-19 pandemic increased various technology risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

Significant cybersecurity incidents negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees, customers, and vendors. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent, unauthorized access and/or release of information. Our business necessitates the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private and sensitive personal information about employees, and financial and strategic information about the Company and its business partners. In addition to our own safeguarding efforts, we also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information.

We are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Geopolitical conflict, including Russia’s invasion of Ukraine, has also increased the risk of cyber incidents. As such, we commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. The Company experienced a cyber intrusion in the first quarter of 2021 that was promptly detected, and the third-party software vulnerability was quickly remediated. There was no impact to the Company’s operations, services or financial statements. A subsidiary of WMI provided notice to potentially affected individuals, U.S. state and federal regulators, and Canadian regulators. As a result of the cyber intrusion, regulatory investigations may result in costs, fines, penalties, or other obligations. A subsidiary of WMI was named as a defendant in a class action lawsuit related to this incident. Such case was dismissed in 2022, but an appeal by the plaintiffs is currently pending. The Company intends to vigorously defend itself against any such proceedings and does not expect that the outcome of any proceedings related to the 2021 incident will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; however, assessing and responding to this intrusion required a significant amount of time and management attention. While the magnitude of future cyber intrusions that result in a theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or material interference with our information technology systems or the technology systems of third parties on which we rely cannot be predicted, such incidents could result in material business disruption, direct financial loss, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory enforcement or private litigation liability and competitive disadvantage. We maintain insurance for cyber incidents; however, due to policy terms, limits and exclusions, such insurance may not apply in all cases, and it may not be adequate to cover all liabilities incurred.

As the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

Increased state, federal and international laws and regulations related to cybersecurity protections and disclosures may require additional resources for compliance, and any inability, or perceived inability, to adequately address new requirements could subject us to regulatory enforcement, private litigation, and public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect certain personally identifiable information and other sensitive information in connection with providing services to our customers. We are subject to a variety of laws and regulations, and may become subject to additional pending laws and regulations, that govern the collection and use of such information obtained from individuals and businesses. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, transmit and destroy personal data. We must continually monitor the development and adoption of, and commit substantial time and resources to comply with, new and emerging laws and regulations. These laws and regulations provide disclosure obligations for businesses that collect personal information, individual rights relating to personal information, collection and storage requirements, automated decision-making transparency, and potential liability expansion. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including at newly acquired companies, could subject us to regulatory enforcement, private litigation, public criticism, business disruption, loss of customers, additional costs and legal liability, reputational damage, and other harm.

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

We have announced a sustainability growth strategy that includes significant planned investments in our renewable energy businesses; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.

The primary drivers of renewable fuel development at our landfills are tax policies, such as the recently expanded federal tax credits for renewable natural gas (“RNG”) production and renewable electricity generation, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program and the California Low Carbon Fuel Standard. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill gas into RNG, and also works with facilities that capture and convert dairy digester gas into RNG, so that we can participate in the program, and the Company has stated its intention to grow its asset base to notably increase its RNG production by 2026. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs associated with RNG is set through a market established by the program.

Prior to 2022, the EPA has promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program; however, the EPA issued a highly anticipated proposed rule in late 2022 setting forth the direction of the RFS program for compliance years 2023 through 2025. Although this proposal delivers on many reforms that benefit the solid waste sector, the EPA’s programmatic shift towards multi-year standards could lead to market uncertainty and volatility in the price of RINs. We continue to advocate for the current administration to implement policies that ensure long-term stability for renewable transportation fuels and expand opportunities for the biogas sector to participate in the RFS program. Changes in the RFS market, the structure of the RFS program or RINs prices and demand can and has impacted the financial performance of the facilities constructed to capture and treat the gas. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated.

The impact of climate change, and the adoption of climate change legislation or regulations restricting emissions of GHGs, could increase our costs to operate.

We continue to assess the physical risks, such as sea-level rise, catastrophic storms and other extreme weather conditions and long-term shifts in climate patterns, and transition risks, such as regulatory, market, policy, and technology changes, to our operations from the effects of climate change. These risks are expected to be unpredictable and widespread.

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

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, provincial, regional and federal levels to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change, and otherwise to promote adaptation to climate change, support the transition to a low-carbon economy, and require disclosure of climate-related matters. We continue to monitor these efforts and the potential impacts to our operations. Additionally, existing technology presents challenges to our ability to quantify landfill emissions precisely. Should comprehensive federal climate change legislation be enacted, we expect it could impose operational and compliance costs that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. Climate change laws and regulations could also result in increased operational costs or disruption to the business of our customers, potentially impacting our operations and financial condition. We could also experience damage to our reputation and brand, including as a result of a failure or perceived failure to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Macroeconomic pressures, including inflation and rising interest rates, and market disruption are continuing. The U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $3.5 billion of debt as of December 31, 2022 that is exposed to changes in market interest rates within the next 12 months because of the impact of our commercial paper borrowings, our $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”) and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) to meet our cash needs, to the extent available, until maturity in May 2027. As of December 31, 2022, we had no outstanding borrowings under this facility. We had $166 million of letters of credit issued and $1.7 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.6 billion as of December 31, 2022. In the event of a default under our $3.5 billion revolving credit facility, or our Term Loan, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site and other facility development, expansion projects, acquisitions, software development costs and other projects. Events that have in the past and may in the future lead to an impairment include, but are not limited to, shutting down a facility or operation, abandoning a development project, project cost overruns or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheets, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We have in the past and may in the future be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying amount. Any such charges could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas where we lease approximately 285,000 square feet under a lease expiring in 2035. We also have administrative offices in Arizona, Connecticut, Illinois and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations (i) in all 50 states except Montana; (ii) in the District of Columbia and (iii) throughout Canada.

Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for the replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation. In addition, we continue to make progress on our planned investments to expand our renewable energy and recycling businesses. As of December 31, 2022 and 2021, we owned and operated five and four renewable natural gas facilities, respectively. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2022	2021
Landfills owned or operated	259	260
Transfer stations	337	340
Material recovery facilities	97	96

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on January 31, 2023 was 7,847.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Waste Management, Inc.	$100	$105	$137	$145	$208	$199
S&P 500 Index	$100	$96	$126	$149	$192	$157
Dow Jones Waste & Disposal Services Index	$100	$100	$135	$144	$201	$191

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During 2022, we repurchased an aggregate of $1.5 billion of our common stock under accelerated share repurchase (“ASR”) agreements and open market transactions, which equated to 9.4 million shares with a weighted average price per share of $160.32, inclusive of per-share commissions. In addition, in December 2021, we executed an ASR agreement that completed in January 2022, at which time we received 0.4 million shares. See Note 13 to the Consolidated Financial Statements for additional information. We announced in December 2022 that the Board of Directors has authorized up to $1.5 billion in future share repurchases. This new authorization replaces our prior $1.5 billion authorization that was fully utilized in 2022.

The following table summarizes common stock repurchases made during the fourth quarter of 2022 (shares in millions):

Issuer Purchases of Equity Securities

				Total Number of
	Total			Shares Purchased as	Approximate Maximum
	Number of	Average		Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid		Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share		Programs	the Plans or Programs
October 1 — 31	0.1	$159.79	(a)	0.1	$417 million
November 1 — 30	2.1	$161.19	(b)	2.1	$84 million
December 1 — 31	0.5	$161.19	(b)	0.5	$1.5 billion
Total	2.7	$161.13		2.7
(a)	In October 2022, we repurchased 125,167 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $20 million, inclusive of per-share commissions, at a weighted average price of $159.79.
(b)	In November 2022, we delivered $417 million cash and received 2.1 million shares pursuant to an Accelerated Share Repurchase (“ASR”) agreement executed in late October 2022. In December 2022, we completed the ASR agreement and received 0.5 million additional shares based on a final weighted average price of $161.19. The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the ASR agreement.

Any future share repurchases will be made at the discretion of management and will depend on various factors including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2022. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

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

Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services.

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal.

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, fuel surcharge and regulatory recovery fees which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, described under Results of Operations below.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2022 Sustainability Report providing details on our Environmental, Social and Governance (“ESG”) performance and outlining new 2030 goals. The Sustainability Report conveys the strong linkage between the Company’s ESG goals and our growth strategy, inclusive of the planned expansion of the Company’s recycling and renewable energy businesses. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10 K. For further discussion see Item1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions and other macroeconomic trends can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate significantly by line of business and volume changes in higher margin businesses, such as what we saw with COVID-19, can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Enhancements made through these initiatives are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. This next phase will prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection. We continue to make these investments to further digitalize our customer self-service and implement technologies to further enhance the safety, reliability and efficiency of our collection operations. Additionally, in 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system, which will drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

Macroeconomic pressures, including inflation and rising interest rates, and market disruption, resulting in labor market, supply chain and transportation constraints are continuing. Significant global supply chain disruption and the heightened pace of inflation have reduced availability and increased costs for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive.

While demand for recyclables generally continues to trend upwards, during the second half of 2022, we saw significant declines in commodity prices for recycled materials, and we expect continued significant headwinds from commodity prices for recycled material into 2023, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. We are also currently experiencing margin pressures from other commodity-driven business impacts, particularly from higher fuel prices. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires. Geopolitical conflict and the resulting international response, including Russia’s invasion of Ukraine, have also exacerbated market disruption, leading to volatility in commodity prices, impacts on the availability and cost of energy, and vendor and supplier disruptions across the global supply chain. The extent and duration of the impact of these labor market, supply chain, transportation and recycling challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; future resurgence of COVID-19 or other pandemic conditions and restrictions; geopolitical conflicts and responses and supply and demand for recycled materials. As we experience inflationary cost pressures, we focus on our strategic pricing efforts, as well as operating efficiencies and cost controls, to maintain and grow our earnings and cash flow. With these macroeconomic pressures, we remain focused on putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We are encouraged by our results in 2022 and remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and reduce our cost to serve.

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

For the year ended December 31, 2022 and 2021, we incurred integration related costs of $10 million and $51 million, respectively, and for the year ended December 31, 2020, we incurred acquisition and integration related costs of $156 million, which were primarily classified as “Selling, general and administrative expenses”. The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Post-closing through December 31, 2020, Advanced Disposal recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations.

For more information related to our acquisitions, see Notes 11 and 17 to the Consolidated Financial Statements and the Summary of Cash Flow Activity section below.

COVID-19 Impact

The impacts of COVID-19 on the global economy increased rapidly during the second quarter of 2020, affecting our business in most geographies and across a variety of our customer types. Over the past two years, our volumes have recovered, largely exceeding volumes from the pre-pandemic levels in 2019. While we continue to be optimistic about North America’s overall economic recovery from the impacts of the COVID-19 pandemic. A significant future resurgence in transmission of COVID-19, a significant new virus variant, or other pandemic conditions that result in business closures and social restrictions could adversely impact our volumes and costs in the future.

Current Year Financial Results

During 2022, we continued to advance our strategic priorities—enhancing employee engagement, improving our operations through the use of technology and automation, and investing in growth through our recycling and renewable energy businesses. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin driven primarily by both yield and volume growth in our collection and disposal business. We were able to achieve these results despite high inflationary cost pressures. We remain diligent in offering a competitively profitable service that meets the needs of our customers and are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for our team members. Despite the significant downturn in commodity prices for recyclable materials in the second half of the year, we remain committed to our investment in recycling automation, which reduces costs and increases throughput, positioning us to overcome commodity price headwinds and deliver a differentiated service. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During 2022, the Company allocated $2,587 million of available cash to capital expenditures. We also allocated $2,577 million of available cash to our shareholders during 2022 through dividends and common stock repurchases.

Key elements of our 2022 financial results include:

●	Revenues of $19,698 million for 2022 compared with $17,931 million in 2021, an increase of $1,767 million, or 9.9%. The increase is primarily attributable to (i) higher yield in our collection and disposal lines of business; (ii) increases from our fuel surcharge program and (iii) higher volume in our collection and disposal lines of business;
●	Operating expenses of $12,294 million in 2022, or 62.4% of revenues, compared with $11,111 million, or 62.0% of revenues, in 2021. The $1,183 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs; (ii) commodity-driven business impacts from higher fuel prices and recycling and (iii) labor cost increases from frontline employee wage adjustments;
●	Selling, general and administrative expenses of $1,938 million in 2022, or 9.8% of revenues, compared with $1,864 million, or 10.4% of revenues, in 2021. The $74 million increase is primarily attributable to (i) higher costs associated with our strategic investments in our digital platform and sustainability initiatives; (ii) increased labor costs primarily from higher annual incentive compensation costs and merit increases; (iii) increased business travel and entertainment expense and (iv) an increase in provision for bad debts; partially offset by (i) lower long-term incentive compensation costs; (ii) market adjustments for deferred compensation plans related to investment performance and (iii) lower litigation costs;
●	Income from operations of $3,365 million, or 17.1% of revenues, in 2022 compared with $2,965 million, or 16.5% of revenues, in 2021. The increase in the current year was primarily driven by revenue growth in our collection and disposal lines of business driven by both yield and volume, partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments; (iii) non-cash asset impairments; and (iv) reduced profitability in our recycling business;
●	Net income attributable to Waste Management, Inc. was $2,238 million, or $5.39 per diluted share, compared with $1,816 million, or $4.29 per diluted share, in 2021. The increase in income from operations, as discussed above, in addition to a net loss on early extinguishment of debt of $220 million in 2021 that did not repeat in 2022, drove an increase in net income;
●	Net cash provided by operating activities was $4,536 million in 2022, compared with $4,338 million in 2021. The increase in net cash provided by operating activities was driven by (i) an increase in earnings and (ii) lower interest payments during 2022. These results were partially offset by higher income tax payments in 2022 primarily as a result of higher pre-tax earnings and a deposit of approximately $103 million that was made to the Internal Revenue Service (“IRS”) related to a disputed tax matter. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. See Note 8 to the Consolidated Financial Statements for further discussion; and
●	Free cash flow was $1,976 million in 2022, compared with $2,530 million in 2021. The decrease in free cash flow is primarily attributable to (i) an increase in capital spending, primarily driven by our intentional investment in sustainability growth projects as well as timing differences in our fixed asset purchases to support our ongoing operations and (ii) higher income tax payments in 2022. This decrease was partially offset by increased earnings in 2022. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Sustainability and Environmental Services (“SES”) businesses, which include landfill gas-to-energy services, environmental solutions services and recycling brokerage services. We also offer certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	2022	2021	2020
Commercial	$5,450	$4,760	$4,102
Industrial	3,681	3,210	2,770
Residential	3,339	3,172	2,716
Other collection	699	533	465
Total collection	13,169	11,675	10,053
Landfill	4,600	4,153	3,667
Transfer	2,143	2,072	1,855
Recycling	1,701	1,681	1,127
Other (a)	2,405	2,112	1,776
Intercompany (b)	(4,320)	(3,762)	(3,260)
Total	$19,698	$17,931	$15,218
(a)

The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas to energy operations managed by our WM Renewable Energy business and (iii) certain other expanded service offerings and solutions and reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.

(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2022 vs. 2021				2021 vs. 2020
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$1,025	6.7%			$468	3.5%
Recycling (c)	19	1.2			537	51.5
Fuel surcharges and other	474	51.7			240	36.9
Total average yield (d)			$1,518	8.5%			$1,245	8.2%
Volume			233	1.3			435	2.8
Internal revenue growth			1,751	9.8			1,680	11.0
Acquisitions			62	0.4			1,032	6.8
Divestitures			(15)	(0.1)			(49)	(0.3)
Foreign currency translation			(31)	(0.2)			50	0.3
Total			$1,767	9.9%			$2,713	17.8%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield for the year ended December 31 are as follows (dollars in millions):

	2022 vs. 2021		2021 vs. 2020
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$406	9.2%	$152	3.9%
Industrial	307	10.2	126	4.8
Residential	185	6.1	119	4.5
Total collection	898	8.2	397	4.2
Landfill	79	3.1	42	1.8
Transfer	48	4.5	29	2.9
Total collection and disposal	$1,025	6.7%	$468	3.5%

Our overall strategic pricing efforts are focused on recovering our higher cost to service our customers that we experience in our business by increasing our average unit rate. We experienced strong average yield growth in our collection line of business of 8.2% in 2022, up from 4.2% in 2021, illustrating our focus on our pricing efforts in this inflationary environment. We are driving improvements in our residential line of business, aligning the price charged for services we provide to our customers with the costs to provide the services, resulting in increased average yield in 2022 of 6.1%, up from 4.5% in 2021. We are also continuing to see growth in our disposal business with our municipal solid waste business experiencing average yield of 6.2% in 2022, up from 3.2% in 2021.

Recycling — Recycling revenues attributable to yield increased $19 million and $537 million in 2022 and 2021, respectively, as compared with the prior year periods, primarily from higher market prices for recycling commodities in 2021 and the first half of 2022, before the significant downturn in the second half of 2022.

Demand for recycled materials strengthened through 2021 and into early 2022, primarily driven by the growth in e-commerce, businesses re-opening, and manufacturers committing to use more recycled content in their packaging. In 2022, we experienced all-time high recycling commodity pricing in the first half of the year to be followed by historically low pricing through the second half of the year, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. We expect significant commodity price headwinds to continue into 2023. Average market prices for recycling commodities at the Company’s facilities were approximately 10% lower and 115% higher in 2022 and 2021, respectively, when compared with the prior year periods. Revenue decline from lower commodity pricing was offset by higher pricing in our recycling brokerage business as well as our continued focus on a fee-based pricing model that ensures fees paid by customers cover the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream.

Fuel Surcharges and Other — These fees, which include (i) our fuel surcharge program, (ii) yield from our WM Renewable Energy business and (iii) other mandated fees, increased $474 million and $240 million in 2022 and 2021, respectively, as compared to the prior year periods. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. Market prices for diesel fuel were over 50% and 30% higher in 2022 and 2021, as compared to the prior year periods. Revenue from yield growth in our WM Renewable Energy business increased $48 million and $85 million in 2022 and 2021, respectively, as compared to the prior year period, primarily driven by increases in the value for electricity and renewable natural gas credits. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the periods presented.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $233 million, or 1.3%, and $435 million, or 2.8%, in 2022 and 2021, respectively, as compared with the prior year periods. Our collection and disposal business volumes grew 1.8% and 3.0% in 2022 and 2021, respectively.

Our 2022 volume growth has moderated when compared to the accelerated volume recovery from COVID-related impacts experienced in 2021. Special waste volumes at our landfills have been the most significant driver of volume growth, primarily due to an increase in event-driven projects. In addition, our WMSBS business volumes grew as a result of our continued focus on a differentiated service model for national accounts customers. Our volumes have been impacted by our intentional efforts to reduce unprofitable residential and industrial collection volumes.

We experienced higher volume growth in 2021 relative to the sharp decline experienced in April 2020 as a result of COVID-related impacts. The pace of recovery in our volumes accelerated in the second quarter of 2021 and continued in the second half of 2021 with minimal impact from periodic resurgences in transmission of COVID-19 virus variants as communities and businesses have remained open. The portions of our business that had the most pronounced decreases in volume due to the pandemic were our industrial and commercial collection businesses and our landfill volumes.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $47 million, or 0.3%, and $983 million, or 6.5%, in 2022 and 2021, respectively, as compared with the prior year periods, with the increase in 2021 primarily due to our acquisition of Advanced Disposal.

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

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2022		2021		2020
Labor and related benefits	$3,452	17.5%	$3,223	18.0%	$2,746	18.1%
Transfer and disposal costs	1,215	6.2	1,161	6.5	1,135	7.5
Maintenance and repairs	1,835	9.3	1,596	8.9	1,331	8.7
Subcontractor costs	2,006	10.2	1,766	9.9	1,523	10.0
Cost of goods sold	973	4.9	936	5.2	553	3.6
Fuel	592	3.0	393	2.2	265	1.7
Disposal and franchise fees and taxes	720	3.7	698	3.9	606	4.0
Landfill operating costs	421	2.1	412	2.3	394	2.6
Risk management	348	1.8	344	1.9	269	1.8
Other	732	3.7	582	3.2	519	3.4
	$12,294	62.4%	$11,111	62.0%	$9,341	61.4%

Our operating expenses in 2022 increased, as compared with 2021, primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs; (ii) commodity-driven business impacts from higher fuel prices and recycling and (iii) labor cost pressure from frontline employee wage adjustments. We also continue to focus on operating efficiency and efforts to control costs.

Our operating expenses in 2021 increased, as compared with 2020, primarily due to (i) increased volumes from the acquisition of Advanced Disposal; (ii) commodity-driven business impacts, particularly from recycling brokerage rebates and higher fuel prices; (iii) volume recovery from earlier pandemic-driven lows; (iv) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth and (v) inflationary cost pressures, primarily in the second half of 2021. These impacts were partially offset by our continued focus on operating efficiency and efforts to control costs as volumes grow.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2022, as compared with 2021,was largely driven by (i) proactive market wage adjustments to hire and retain talent; (ii) annual merit and annual incentive compensation cost increases and (iii) increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity. The increase in labor and related benefits costs in 2021, as compared with 2020, was largely driven by (i) increased labor and related benefits costs related to our acquisition of Advanced Disposal; (ii) merit and proactive market wage adjustments to hire and retain talent; (iii) volume increases, particularly in our commercial and industrial collection businesses, which when combined with driver shortages and turnover in certain markets, increased overtime and training hours; (iv) higher annual incentive compensation and (v) increases in health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2022, as compared with 2021, was largely driven by inflationary cost increases, which includes increased disposal fees at third-party sites and higher fuel from our third-party haulers offset, in part, by decreases in residential collection and transfer volume. The increase in transfer and disposal costs in 2021, as compared with 2020, was largely driven by increased volume, which includes the volumes from our acquisition of Advanced Disposal and inflationary cost increases from our third-party haulers.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2022, as compared with 2021,was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by supply chain constraints, which have delayed deliveries of new trucks; (iii) labor cost increases for our technicians, including higher overtime; (iv) increased building maintenance costs including improvements to facilities and (v) an increase in container repairs driven by delays in delivery of steel containers due to supply chain constraints. The increase in maintenance and repairs costs in 2021, as compared with 2020, was largely driven by (i) our acquisition of Advanced Disposal, including intentional investments to bring the acquired fleet to our standards; (ii) inflationary cost increases for parts, supplies and third-party services; (iii) additional fleet maintenance driven by commercial and industrial collection volume increases; (iv) labor cost increases for our technicians, including higher overtime from labor shortages; (v) an increase in container repairs driven by volume increases and delays in normal course capital expenditures for steel containers due to both steel costs and supply chain constraints and (vi) increased building maintenance costs including improvements to facilities.

Subcontractor Costs — The increase in subcontractor costs in 2022, as compared with 2021,was largely driven by (i) inflationary cost increases, particularly for fuel and labor costs from third-party haulers and (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than our collection and disposal business. The increase in subcontractor costs in 2021, as compared with 2020, was largely driven by (i) inflationary cost increases from third-party haulers and higher volumes; (ii) an increase in volumes in our WMSBS business and (iii) the acquisition of Advanced Disposal.

Cost of Goods Sold — The increase in cost of goods sold in 2022, as compared with 2021, was primarily driven by all-time high recycling commodity pricing in the first half of the year offset, in part, by the historically low pricing through the second half of the year. The increase in cost of goods sold in 2021, as compared with 2020, was primarily driven by increases in market prices for recycling commodities of approximately 115% and to a lesser extent, higher recycling volumes.

Fuel — The increase in fuel costs in 2022, as compared with 2021, was primarily due to increases in market diesel and natural gas fuel prices as compared to the prior year. The increase in fuel costs in 2021, as compared with 2020, was primarily due to (i) increases in market diesel and natural gas fuel prices; (ii) the acquisition of Advanced Disposal and (iii) volume increases in our commercial and industrial collection businesses.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2022, as compared with 2021, was primarily driven by higher franchise fees, driven by an increase in landfill volumes, paid to certain municipalities where we operate and overall rate increases in our fees and taxes paid on our disposal volumes. The increase in disposal and franchise fees and taxes in 2021, as compared with 2020, was primarily driven by (i) landfill volume increases; (ii) disposal rate increases at certain landfills and (iii) additional costs attributable to our acquisition of Advanced Disposal.

Landfill Operating Costs — Our landfill operating costs increased in 2022, as compared with 2021, primarily due to increases in methane and leachate management costs and other site maintenance costs, in part due to inflation. The increase in landfill operating costs in 2021, as compared with 2020, was primarily due to volume increases, including from our acquisition of Advanced Disposal and increased testing and monitoring costs. These increases were partially offset by (i) lower leachate management costs, primarily due to the cessation of certain transportation costs in our East Tier segment and (ii) changes in the measurement of our environmental remediation obligations and recovery assets. The increases in both 2022 and 2021 were offset, in part, by changes in the measurement of our environmental remediation obligations and recovery assets in each year. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. The discount rate increased, which resulted in a reduction in the net liability balance and a credit to expense, in both 2021 and 2022 with more significant impact in 2022. Conversely, in 2020, there was a decrease in the discount rate, which resulted in an increase in the net liability balance and a charge to expense.

Risk Management — Risk management costs increased slightly in 2022, as compared with 2021, primarily due to inflation in premiums. The increase in risk management costs in 2021, as compared with 2020, was primarily due to our acquisition of Advanced Disposal and overall economic recovery from COVID-driven impacts, increasing business activity and claim volumes and related costs.

Other — Other operating cost increases in 2022, as compared with 2021, were primarily due to (i) inflationary cost pressures; (ii) higher equipment rental costs attributable, in part, to supply chain constraints slowing normal course fleet and equipment orders; (iii) higher utility costs at our facilities and (iv) an increase in business travel in 2022. Additionally, a favorable litigation settlement in 2021 impacted the comparison. Other operating cost increases in 2021, as compared with 2020, were due to our acquisition of Advanced Disposal and increased equipment rental costs attributable, in part, to increased volumes and supply chain constraints slowing normal course fleet and equipment orders. Additionally, during the second half of 2021, additional volumes and inflationary cost pressures drove an increase in various costs. Partially offsetting these was a favorable litigation settlement in 2021. Additionally, net gains on sales of certain assets during each year impacted the comparability of the reported periods

Selling, General and Administrative Expenses

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2022		2021		2020
Labor and related benefits	$1,195	6.1%	$1,215	6.8%	$1,057	6.9%
Professional fees	268	1.4	228	1.3	256	1.7
Provision for bad debts	50	0.2	37	0.2	54	0.4
Other	425	2.1	384	2.1	361	2.4
	$1,938	9.8%	$1,864	10.4%	$1,728	11.4%

Selling, general and administrative expenses in 2022, as compared with 2021, increased primarily due to (i) strategic investments in our digital platform, including those that support our ongoing sustainability initiatives; (ii) higher annual incentive compensation costs and merit increases for our employees; (iii) increased business travel and entertainment expense and (iv) an increase in provision for bad debts, partially offset by (i) lower long-term incentive compensation costs; (ii) market adjustments for deferred compensation plans related to investment performance and (iii) lower litigation costs.

Selling, general and administrative expenses in 2021, as compared with 2020, increased primarily due to (i) higher incentive compensation costs; (ii) strategic investments in our digital platform and (iii) increased labor, support and integration costs following our acquisition of Advanced Disposal. Partially offsetting these increases are lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in 2020 and improvements in our provision for bad debts as collections returned to pre-pandemic levels.

Although our costs increased in 2022 and 2021, the significant revenue increases positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenues when compared with each of the prior year periods.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs in 2022, as compared with 2021, was primarily due to (i) lower long-term incentive compensation costs; (ii) reductions in contract labor and (iii) market adjustments for deferred compensation plans related to investment performance, partially offset by higher annual incentive compensation and annual merit increases for our employees. The increase in labor and related benefits costs in 2021, as compared with 2020, was primarily due to (i) higher incentive compensation costs; (ii) additional headcount, including from our acquisition of Advanced Disposal; (iii) annual merit increases for our employees; (iv) costs associated with our strategic investments in our digital platform and (v) increases in health and welfare costs attributable to medical care activities generally returning to pre-pandemic levels from the lower level experienced during 2020.

Professional Fees — The increase in professional fees in 2022, as compared with 2021, was primarily driven by strategic investments in our digital platform, including those that support our ongoing sustainability initiatives, partially offset by lower acquisition and integration costs. Professional fees decreased in 2021, as compared with 2020, primarily due to lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in 2020, partially offset by increased strategic investments in our digital platform and integration costs related to our acquisition of Advanced Disposal.

Provision for Bad Debts — The increase in provision for bad debts in 2022, as compared with 2021, is primarily related to (i) increased revenue; (ii) increased collection risk with certain customers and (iii) favorable adjustments to our reserves taken in 2021 as a result of improvement in customer account collections. The decrease in provision for bad debts in 2021, as compared with 2020, was primarily due to an overall improvement in customer account collections and decreased collection risk with certain customers.

Other — The increase in other expenses in 2022, as compared with 2021, was primarily driven by costs associated with technology infrastructure to support our strategic investments in our digital platform and an increase in business travel and entertainment expense, partially offset by lower litigation costs. The increase in other expenses in 2021, as compared with 2020, was primarily driven by costs associated with our acquisition of Advanced Disposal and increased technology infrastructure costs to support our strategic investments in our digital platform.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2022		2021		2020
Depreciation of tangible property and equipment	$1,155	5.9%	$1,125	6.2%	$996	6.6%
Depletion of landfill airspace	754	3.8	731	4.1	568	3.7
Amortization of intangible assets	129	0.6	143	0.8	107	0.7
	$2,038	10.3%	$1,999	11.1%	$1,671	11.0%

The increase in depreciation of tangible property and equipment in 2022, as compared with 2021, was primarily driven by investments in capital assets, including containers to service our customers and strategic investments in our digital platform. The increase in depletion of landfill airspace in 2022, as compared with 2021, was primarily driven by changes in depletion rates from revisions in landfill cost estimates and increased volumes at our landfills, partially offset by a prior year charge due to management’s decision to close a landfill in our West Tier segment earlier than expected, resulting in the acceleration of the timing of capping, closure, and post-closure activities. The decrease in amortization of intangible assets in 2022, as compared with 2021, was primarily driven by the amortization of acquired intangible assets from the acquisition of Advanced Disposal.

The increase in depreciation of tangible property and equipment in 2021, as compared with 2020, was related to our acquisition of Advanced Disposal and investments in capital assets, including our fleet, heavy equipment at our landfills and containers to service our customers. The increase in depletion of landfill airspace in 2021, as compared with 2020, was driven by (i) changes in depletion rates driven by revisions in landfill estimates, including a $15 million charge due to management’s decision to close a landfill in our West Tier segment earlier than expected; (ii) our acquisition of Advanced Disposal and (iii) landfill volume increases associated with the economic recovery from COVID-driven impacts. Additionally, 2020 benefited from a decrease in the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations. The increase in amortization of intangible assets in 2021, as compared with 2020, was primarily driven by the amortization of acquired intangible assets related to the acquisition of Advanced Disposal.

Restructuring

During the year ended December 31, 2021, we recognized $8 million of restructuring charges primarily related to our acquisition of Advanced Disposal. During the year ended December 31, 2020, we recognized $9 million of restructuring charges primarily related to modifying our field sales and customer services structures to better support our strategic investments in our digital platform.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2022	2021	2020
Gain from divestitures, net	$(5)	$(44)	$(33)
Asset impairments	50	8	68
Other	17	20	—
	$62	$(16)	$35

For the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier segment and (ii) a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10 to the Consolidated Financial Statements. These losses were partially offset by a $5 million gain from the divestiture of a solid waste business in our West Tier segment.

For the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and (ii) an $8 million gain from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

For the year ended December 31, 2020, we recognized $35 million of net charges primarily related to (i) a $33 million net gain associated with net asset divestitures executed to address requirements of the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, primarily within our West Tier segment; (ii) $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our West Tier segment; (iii) a $20 million non-cash impairment charge in our East Tier segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace and (iv) $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment.

See Note 2 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the year ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2022	Change		2021	Change		2020
Solid Waste:
East Tier	$2,249	$212	10.4%	$2,037	$365	21.8%	$1,672
West Tier	2,346	243	11.6	2,103	303	16.8	1,800
Solid Waste	4,595	455	11.0	4,140	668	19.2	3,472
Other (a)	26	(8)	*	34	76	*	(42)
Corporate and Other (b)	(1,256)	(47)	3.9	(1,209)	(213)	21.4	(996)
Total	$3,365	$400	13.5%	$2,965	$531	21.8%	$2,434
Percentage of revenues	17.1%			16.5%			16.0%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our SES business and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2022 are summarized below:

●	Income from operations in our Solid Waste business increased in 2022, as compared with 2021, primarily due to revenue growth in our collection and disposal businesses driven by both yield and volume. This increase was partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments; (iii) divestitures, asset impairments and unusual items discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net; that impacted our East Tier results and (iv) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.
●	Income from operations in our Solid Waste business increased in 2021, as compared with 2020, primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume, as well as the acquisition of Advanced Disposal; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) changes from divestitures, asset impairments and unusual items discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net that impacted both Tiers’ results. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth; (ii) increased landfill depletion from higher volumes and revisions in landfill estimates, including the anticipated timing of capping, closure and post-closure activities at certain landfills and adjustments in 2020 to the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations that benefitted costs in 2020 and (iii) inflationary cost pressures. During 2021, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation, depletion and amortization of acquired assets.

Other — The decrease in income from operations in 2022, as compared with 2021, was due to the recognition of acquisition and integration-related costs, as well as, a prior year gain from divestitures of certain ancillary operations in our Other segment, discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net, partially offset by improved profitability in our SES and WMSBS businesses. The increase in income from operations for 2021, as compared to 2020, was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business.

Corporate and Other — The most significant items affecting the results of operations for Corporate and Other during the three years ended December 31, 2022 are summarized below:

●	These costs increased in 2022, as compared with 2021, primarily due to strategic investments in our digital platform and sustainability initiatives, partially offset by lower acquisition and integration related costs.
●	These costs increased in 2021, as compared with 2020, due to (i) higher incentive compensation costs; (ii) increased labor, support and integration costs following our acquisition of Advanced Disposal; (iii) strategic investments in our digital platform; (iv) increased health and welfare costs attributable to medical care activity generally returning to pre-pandemic levels from the lower levels experienced during 2020 and (v) charges pertaining to reserves for certain loss contingencies during 2021. These increases were partially offset by lower consulting, advisory and legal fees following the completion of our acquisition of Advanced Disposal in the fourth quarter of 2020 and changes in the measurement of our environmental remediation obligations and recovery assets in both 2020 and 2021.

Interest Expense, Net

Our interest expense, net was $378 million, $365 million and $425 million in 2022, 2021 and 2020, respectively. The increase in interest expense, net for 2022 was primarily related to borrowings incurred under our $1.0 billion two-year, U.S. term credit agreement (“Term Loan”) and increases in interest rates on our floating-rate debt, including commercial paper and variable-rate tax-exempt bonds. Partially offsetting these increases were benefits from higher capitalized interest and increases in interest income as a result of higher cash and cash equivalent balances.

The decrease in interest expense, net for 2021 was primarily due to certain refinancing activities, as discussed further below, including (i) the redemption of $3.0 billion of senior notes in July 2020 and the issuance of $2.5 billion of senior notes in November 2020 at lower rates and (ii) the retirement of $1.3 billion of certain high-coupon senior notes and concurrent issuance of $950 million of lower coupon senior notes in May 2021. The decreases were partially offset by decreases in interest income as a result of lower cash and cash equivalents balances in 2021. See Note 6 to the Consolidated Financial Statements for more information related to our debt balances.

Loss on Early Extinguishment of Debt, Net

In May 2021, WMI issued $950 million of senior notes. Concurrently, we used the net proceeds from the newly issued senior notes of $942 million and available cash on hand to retire $1.3 billion of certain high-coupon senior notes. The loss on early extinguishment of debt for 2021 includes $220 million of charges related to this tender offer, including cash paid of $211 million related to premiums and other third-party costs, and $9 million primarily related to unamortized discounts and debt issuance costs. See Note 6 to the Consolidated Financial Statements for more information related to these transactions.

In July 2020, we recognized a $52 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to the mandatory redemption of $3.0 billion of senior notes with a special mandatory redemption feature (the “SMR Notes”). The loss includes $30 million of premiums paid and $22 million of unamortized discounts and debt issuance costs. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes paying debt holders 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the Advanced Disposal acquisition not being completed by July 14, 2020. Accordingly, the redemption was completed on

July 20, 2020 using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid included the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest.

During the fourth quarter of 2020, we repaid the outstanding borrowings under a 364-day revolving credit facility and contemporaneously terminated the facility, at which time we recognized a $2 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to unamortized debt issuance costs. Additionally, at the time of acquisition, Advanced Disposal had outstanding $425 million of 5.625% senior notes due November 2024. In November 2020, we redeemed the notes pursuant to an optional redemption feature upon which we recognized a $1 million gain on early extinguishment of debt in our Consolidated Statement of Operations due to the difference in carrying value and redemption price.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $67 million, $36 million and $68 million in 2022, 2021 and 2020, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments, which are discussed further in Notes 8 and 18 to the Consolidated Financial Statements. We also held a residual financial interest in an entity that owned a refined coal facility that qualified for federal tax credits. In 2020, the entity sold the majority of its assets resulting in a $7 million non-cash impairment charge at that time.

Income Tax Expense

We recorded income tax expense of $678 million, $532 million and $397 million in 2022, 2021 and 2020, respectively, resulting in effective income tax rates of 23.2%, 22.6% and 20.9% for the years ended December 31, 2022, 2021 and 2020, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Investments Qualifying for Federal Tax Credits — Our low-income housing properties investments reduced our income tax expense by $99 million, $74 million and $87 million, primarily due to tax credits realized from these investments for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 18 to the Consolidated Financial Statements for additional information related to these unconsolidated variable interest entities;
●	Equity-Based Compensation — During 2022, 2021 and 2020, we recognized a reduction in our income tax expense of $17 million, $18 million and $27 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards;
●	State Net Operating Losses and Credits — During 2022, 2021 and 2020, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $8 million, $15 million and $12 million, respectively;
●	Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities and our audits are in various stages of completion. During the reported periods, we settled various tax audits, which resulted in a reduction in our income tax expense of $6 million, $13 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively;
●	Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes primarily due to the filing of our income tax returns, analysis of our deferred tax balances and uncertain tax positions, and changes in state and foreign laws resulted in an increase in our income tax expense of $1 million and $17 million for the years ended December 31, 2022 and 2021, respectively, and a reduction in our income tax expense of $3 million for the year ended December 31, 2020;
●	Tax Implications of Divestitures – During 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which benefited our effective income tax rate for the year ended December 31, 2021;

●	Non-Deductible Transaction Costs — During 2020, we recognized the detrimental tax impact of $27 million of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes; and
●	Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (to be recorded as a reduction in our operating expense) from tax credits through 2024, which is in line with the benefit we have realized from our alternative fuel tax credits in prior years. Additionally, we will incur an excise tax of 1% for future common stock repurchases, which will be reflected in the cost of purchasing the underlying shares as a component of treasury stock. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The current expectation is the minimum corporate tax will not have an impact on the Company. With respect to only the investment tax credit aspect of the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2025. Additionally, the production tax credit incentives for investments in renewable energy and the carbon capture provisions of the IRA will likely result in incremental benefit, although at this time the amount of those benefits have not been quantified.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 254 solid waste landfills and five secure hazardous waste landfills as of December 31, 2022 and 255 solid waste landfills and five secure hazardous waste landfills as of December 31, 2021. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2022			2021
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,889	174	5,063	4,891	191	5,082
Acquisitions, divestitures, newly permitted landfills and closures	163	—	163	(4)	—	(4)
Changes in expansions pursued (a)	—	62	62	—	105	105
Expansion permits granted (b)	57	(57)	—	126	(126)	—
Depletable tons received	(125)	—	(125)	(124)	—	(124)
Changes in engineering estimates and other (c) (d)	181	11	192	—	4	4
Balance as of end of year (in tons) (e)	5,165	190	5,355	4,889	174	5,063
Balance as of end of year (in cubic yards) (e)	5,079	180	5,259	4,808	163	4,971
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at 12 of our landfills during 2022 and seven of our landfills during 2021, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
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
(d)	In 2022, a change in accounting estimate resulted in an increase of 190 million tons across certain landfills.
(e)	See Note 2 to the Consolidated Financial Statements for discussion of converting remaining cubic yards of airspace to tons of capacity.

The depletable tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2022				2021
	# of		Depletable	Tons per	# of	Depletable		Tons per
	Sites		Tons	Day	Sites	Tons		Day
Solid waste landfills (a)	254	(b)	123,462	452	255	123,163		451
Hazardous waste landfills	5		652	2	5	586		2
	259		124,114	454	260	123,749		453
Solid waste landfills closed, divested or lease or other contractual agreement expired during related year	4		633		9	114
			124,747			123,863	(c)
(a)	As of December 31, 2022 and 2021, we had 15 landfills and 14 landfills, respectively, which were not accepting waste.
(b)	In 2022, we (i) executed one new contractual agreement; (ii) reopened one previously closed landfill; (iii) developed one new landfill; (iv) closed three landfills and (v) closed one landfill operated under contractual agreement.
(c)	December 31, 2021 tons have been restated for comparability purposes by removing 1.6 million tons received at the landfill that were not depleted as they were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill.

As of December 31, 2022, we owned or controlled the management of 231 sites with remedial activities, are in closure or have received a certification of closure or post-closure from the applicable regulatory agency.

Based on remaining permitted airspace as of December 31, 2022 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 39 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 16 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 40 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2022, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	28
6 to 10 years	23
11 to 20 years	53
21 to 40 years	62
41+ years	93
Total	259	(a)
(a)	Of the 259 landfills, 218 are owned, 29 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace depletion for the year ended December 31, 2022 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Depletion	Landfill Assets
December 31, 2021	$17,734	$(10,390)	$7,344
Capital additions	791	—	791
Asset retirement obligations incurred and capitalized	114	—	114
Depletion of landfill airspace	—	(754)	(754)
Foreign currency translation	(81)	36	(45)
Asset retirements and other adjustments	(32)	212	180
December 31, 2022	$18,526	$(10,896)	$7,630

As of December 31, 2022, we estimate that we will spend approximately $731 million in 2023, and approximately $1.6 billion in 2024 and 2025 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2022 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2021	$2,326	$213
Obligations incurred and capitalized	114	—
Obligations settled	(121)	(28)
Interest accretion	108	4
Revisions in estimates and interest rate assumptions (a)	243	15
Acquisitions, divestitures and other adjustments	(6)	—
December 31, 2022	$2,664	$204
(a)	In 2021, the increase in our landfill liabilities for revisions in estimates and interest rate assumptions was $33 million. The increase in our landfill liabilities in 2022 is primarily due to inflationary cost pressures that are expected to impact costs over the remaining landfill lives.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2022	2021	2020
Interest accretion on landfill liabilities	$108	$108	$103
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(10)	(2)	9
Leachate and methane collection and treatment	193	183	189
Landfill remediation costs	12	6	1
Other landfill site costs	118	117	92
Total landfill operating costs	$421	$412	$394

Depletion of Landfill Airspace — Depletion of landfill airspace, which is included as a component of depreciation, depletion and amortization expenses, includes the following:

●	the depletion of landfill capital costs, including (i) costs that have been incurred and capitalized and (ii) estimated future costs for landfill development and construction required to develop our landfills to their remaining permitted and expansion airspace; and
●	the depletion of asset retirement costs arising from landfill final capping, closure and post-closure obligations, including (i) costs that have been incurred and capitalized and (ii) projected asset retirement costs.

Depletion expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the depletable basis of a landfill (net of accumulated depletion) by the number of tons needed to fill the corresponding asset’s remaining permitted and expansion airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, depleted on a per-ton basis using a landfill’s total permitted and expansion airspace. Final capping asset retirement costs are related to a specific final capping event and are, therefore, depleted on a per-ton basis using each discrete final capping event’s estimated permitted and expansion airspace. Accordingly, each landfill has multiple per-ton depletion rates.

The following table presents our landfill airspace depletion expense on a per-ton basis for the year ended December 31:

	2022	2021	2020
Depletion of landfill airspace (in millions)	$754	$731	$568
Tons received, net of redirected waste (in millions)	125	124	112
Average landfill airspace depletion expense per ton	$6.05	$5.90	$5.07

Different per-ton depletion rates are applied at each of our 259 landfills, and per-ton depletion rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace depletion expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

Liquidity and Capital Resources

The Company consistently generates annual cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating, strategic and other liquidity requirements.

Summary of Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2022 (other than recorded obligations related to liabilities associated with environmental remediation costs and non-cancelable operating lease obligations, which are discussed further in Notes 3 and 7 to the Consolidated Financial Statements, respectively) and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Recorded Obligations:
Final capping, closure and post-closure liabilities (a)	$137	$219	$212	$181	$147	$3,162	$4,058
Debt payments (b)	2,423	1,290	1,324	673	1,163	8,275	15,148
Unrecorded Obligations:
Interest on debt (c)	451	384	349	326	297	2,691	4,498
Estimated unconditional purchase obligations (d)	192	158	114	101	34	369	968
Anticipated liquidity impact as of December 31, 2022	$3,203	$2,051	$1,999	$1,281	$1,641	$14,497	$24,672
(a)	Includes liabilities for final capping, closure and post-closure costs recorded in our Consolidated Balance Sheet as of December 31, 2022, without the impact of discounting and inflation. Our recorded liabilities for final capping, closure and post-closure costs will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(c)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2022. As of December 31, 2022, we had $89 million of accrued interest related to our debt obligations.
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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances as of December 31 (in millions):

	2022	2021
Cash and cash equivalents	$351	$118
Restricted funds:
Insurance reserves	$313	$305
Final capping, closure, post-closure and environmental remediation funds	113	118
Other	5	5
Total restricted funds (a)	$431	$428
Debt:
Current portion	$414	$708
Long-term portion	14,570	12,697
Total debt	$14,984	$13,405
(a)	As of December 31, 2022 and 2021, $83 million and $80 million, respectively, of these account balances was included in other current assets in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2022 are described in Note 6 to the Consolidated Financial Statements.

As of December 31, 2022, we had approximately $3.1 billion of debt maturing within the next 12 months, including (i) $1.7 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $192 million of other debt with scheduled maturities within the next 12 months, including $65 million of tax-exempt bonds. As of December 31, 2022, we have classified $2.7 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $414 million of debt maturing in the next 12 months is classified as current obligations.

In May 2022, WMI issued $1.0 billion of 4.15% senior notes due April 15, 2032, the net proceeds of which were $992 million. We used the net proceeds to redeem our $500 million of 2.9% senior notes due September 2022 in advance of their scheduled maturity, to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes.

In May 2022, we entered into a Term Loan to be used for general corporate purposes and as of December 31, 2022, we had $1.0 billion of outstanding borrowings. WM Holdings guarantees all of the obligations under the Term Loan.

See Note 6 to the Consolidated Financial Statements for more information related to the debt transactions.

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2022	2021
Revolving credit facility (a)	$166	$167
Other letter of credit lines (b)	800	764
	$966	$931
(a)	As of December 31, 2022, we had an unused and available credit capacity of $1.6 billion.
(b)	As of December 31, 2022, these other letter of credit lines are uncommitted with terms extending through April 2024.

Amendment and Extension of Revolving Credit Facility

In May 2022, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility extending the term through May 2027. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility. Refer to Note 6 to the Consolidated Financial Statements for additional information.

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

December 31, 2022
Balance Sheet Information:
Current assets	$193
Noncurrent assets	14
Current liabilities	325
Noncurrent liabilities:
Advances due to affiliates	19,740
Other noncurrent liabilities	12,618

Year Ended
December 31, 2022
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	184

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 (in millions):

	2022	2021	2020
Net cash provided by operating activities	$4,536	$4,338	$3,403
Net cash used in investing activities	$(3,063)	$(1,894)	$(4,847)
Net cash used in financing activities	$(1,216)	$(2,900)	$(1,559)

Net Cash Provided by Operating Activities — Our operating cash flows for 2022, as compared with 2021, increased by $198 million. The increase was largely driven by increased earnings in our collection and disposal and WM Renewable Energy businesses. We also experienced lower interest payments due to timing and refinancing activities in 2021 that reduced our overall interest rate. Partially offsetting our increase in cash from operating activities were higher income tax payments as a result of higher earnings in 2022 and a deposit of approximately $103 million that was made to the IRS related to a disputed tax matter. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. See Note 8 to the Consolidated Financial Statements for further details.

Our operating cash flows for 2021, as compared with 2020, increased by $935 million largely as a result of (i) an increase in earnings primarily attributable to our collection, disposal and recycling lines of business; (ii) our acquisition of Advanced Disposal; (iii) lower interest payments in 2021 primarily due to certain refinancing activities and the retirement of high-coupon debt during 2020 reducing our overall interest rates; (iv) lower income taxes paid in 2021 and (v) favorable changes in our working capital, net of effects of acquisitions and divestitures. Our working capital was favorably impacted by process improvements that contributed to a significant improvement in our days-to-collect metrics. These favorable impacts were partially offset by the timing of cash tax benefits received in 2020 associated with federal alternative fuel tax credits.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $377 million, $76 million and $4,088 million in 2022, 2021 and 2020, respectively, of which $377 million, $75 million and $4,085 million, respectively, are considered cash used in investing activities. The remaining spend is financing or operating activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our Solid Waste business.

Our acquisition spending in 2022 was primarily attributable to the purchase of a controlling interest in a business intended to accelerate our film and plastic wrap recycling capabilities. Our acquisition spending in 2020 was primarily attributable to Advanced Disposal. See Note 17 to the Consolidated Financial Statements for additional information. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

●	Capital Expenditures — We used $2,587 million, $1,904 million and $1,632 million for capital expenditures in 2022, 2021 and 2020, respectively. The increase in 2022 is primarily driven by our intentional investment in growth capital spending on recycling and renewable energy projects, as well as timing differences in our fixed asset purchases to support our ongoing operations. The increase in 2021 is due in part to intentional steps the Company took to accelerate growth capital spending on recycling and renewable energy projects. Additionally, in 2020 we took proactive steps to reduce the amount of capital spending required due to the decrease in volumes as a result of COVID-19.

The Company continues to maintain a disciplined focus on capital management to prioritize investments for expansion, the replacement of aging assets and assets that support our strategy of continuous improvement through efficiency and innovation. In addition, we continue to make progress on our planned investments to expand our renewable energy and recycling businesses. We expect to spend between $2.0 billion and $2.1 billion on capital expenditures to support our normal course business in 2023. Additionally, we expect to spend approximately $1.1 billion on capital expenditures for recycling and renewable energy growth projects in 2023.

●	Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $27 million, $96 million and $885 million in 2022, 2021 and 2020, respectively. In 2021, our proceeds are primarily the result of the sale of certain non-strategic Canadian operations. In 2020, our proceeds included

$856 million related to the sale of assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal. The remaining amounts in 2022, 2021 and 2020 generally related to the sale of fixed assets.
●	Other, Net — Our spending within other, net was $126 million, $11 million, and $15 million in 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, we used $23 million, $32 million and $14 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. In 2022, we used $67 million to fund secured convertible promissory notes associated with an acquisition and $28 million to make an initial cash payment associated with a low-income housing investment. Our 2021 cash spend was partially offset by proceeds received from the sale of an equity method investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the year ended December 31 (in millions):

	2022	2021	2020
Borrowings:
Revolving credit facility	$—	$—	$50
Commercial paper program (a)	6,596	6,831	3,630
364-day revolving credit facility (b)	—	—	3,000
Term loan	1,000	—	—
Senior notes	992	942	2,479
Tax-exempt bonds	100	175	261
	$8,688	$7,948	$9,420
Repayments:
Revolving credit facility	$—	$—	$(50)
Commercial paper program (a)	(6,664)	(6,872)	(1,822)
364-day revolving credit facility (b)	—	—	(3,000)
Senior notes	(500)	(1,289)	(4,000)
Advanced Disposal senior notes (c)	—	—	(437)
Tax-exempt bonds	(71)	(127)	(212)
Other debt	(93)	(116)	(108)
	$(7,328)	$(8,404)	$(9,629)
Net cash borrowings (repayments)	$1,360	$(456)	$(209)
(a)	Commercial paper borrowings incurred in 2022 and 2021 were primarily to support acquisitions and general corporate purposes. Commercial paper borrowings incurred in 2020 were used for the redemption of the SMR Notes and to partially fund our acquisition of Advanced Disposal.
(b)	In November 2020, we terminated our 364-day revolving facility contemporaneously with repayment of all outstanding borrowings with proceeds from our November 2020 senior notes issuance.
(c)	Advanced Disposal had certain outstanding senior notes which were redeemed in 2020 pursuant to an optional redemption feature as further discussed in Note 17 to the Consolidated Financial Statements.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon notes as discussed further in Note 6 to the Consolidated Financial Statements. During 2020, we paid premiums of $30 million to redeem $3.0 billion of senior notes that contained a special mandatory redemption feature tied to the timing of the Advanced Disposal acquisition closing. See Loss on Early Extinguishment of Debt, Net for further discussion.

●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We allocated $1,500 million, $1,350 million and $402 million of available cash to common stock repurchases during 2022, 2021, and 2020, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We announced in December 2022 that the Board of Directors has authorized up to $1.5 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations and listed below, as well as market conditions.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,077 million in 2022, or $2.60 per common share, $970 million in 2021, or $2.30 per common share, and $927 million in 2020, or $2.18 per common share.

In December 2022, we announced that our Board of Directors expects to increase the quarterly dividend from $0.65 to $0.70 per share for dividends declared in 2023. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $44 million, $66 million and $63 million from the exercise of 675,000, 962,000 and 1,039,000 of employee stock options during 2022, 2021 and 2020, respectively.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2022	2021	2020
Net cash provided by operating activities	$4,536	$4,338	$3,403
Capital expenditures to support the business	(2,026)	(1,665)	(1,606)
Capital expenditures - sustainability growth investments (a)	(561)	(239)	(26)
Total Capital expenditures	(2,587)	(1,904)	(1,632)
Proceeds from divestitures of businesses and other assets, net of cash divested	27	96	885
Free cash flow	$1,976	$2,530	$2,656
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion airspace. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for the landfill footprint and landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining depletable basis of each landfill includes costs to develop a site to its remaining permitted and expansion airspace and includes amounts previously expended and capitalized, net of accumulated airspace depletion, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill final capping costs to specific final capping events and the capping costs are depleted as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed landfill, the adjustment to the asset must be depleted immediately through expense. When the change in estimate relates to a final capping event at a landfill with remaining airspace, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace depletion.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure monitoring and maintenance. The estimates for landfill closure and post-closure costs also consider when the costs are anticipated to be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed landfill, the adjustment to the asset must be depleted immediately through expense. When the change in estimate relates to a landfill with remaining airspace, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace depletion.

Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, for unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, we must believe that obtaining the expansion permit is likely.

Second, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years, in addition to meeting the following criteria:

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

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the depletable basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will consider several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton depletion rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower earnings may be experienced due to higher depletion rates or higher expenses; or higher earnings may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher depletion expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

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

Acquisitions — In accordance with the purchase method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. When we are in the process of valuing all of the assets and liabilities acquired in an acquisition, there can be subsequent adjustments to our estimates of fair value and resulting preliminary purchase price allocation. Generally, the valuation of our acquired asset and liabilities rely on complex estimates and assumptions.

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are expensed as incurred. See Note 17 to the Consolidated Financial Statements for additional information related to our acquisitions, including our 2020 acquisition of Advanced Disposal.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net.

Inflation

Macroeconomic pressures, including inflation and market disruption resulting in labor, supply chain and transportation constraints are continuing. Significant global supply chain disruption and the heightened pace of inflation has reduced availability and increased costs for the goods and services we purchase, with a particular impact on our repair and maintenance costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate, but such efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, contractual limitations, and market responses. Throughout 2022, many of these contract lookback provisions began to capture the inflationary cost increases experienced since the second half of 2021 in the price escalation calculation; however, such timing lag persists and will continue to restrict our ability to address proactively future rapid cost increases for those contracts. Refer to Item 1A. Risk Factors for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2022.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2022, we had $15.1 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. We have $3.5 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised primarily of (i) $1.7 billion of short-term borrowings under our commercial paper program; (ii) $1.0 billion of long-term borrowings under our $1.0 billion, two-year, U.S. term credit agreement and (iii) $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2023 interest expense by $28 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $700 million as of December 31, 2022.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust fund accounts. These assets are generally invested in high-quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust fund account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities, which generally mature over the next nine years, as well as equity securities.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, electricity (and related renewable energy credits) and recycled materials, including old corrugated cardboard and plastics. We work to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Recycling revenues attributable to yield increased $19 million and $537 million in 2022 and 2021, respectively, as compared with the prior year periods, primarily from higher market prices for recycling commodities in 2021 and the first half of 2022, before the significant downturn in the second half of 2022.

Demand for recycled materials strengthened through 2021 and into early 2022, primarily driven by the growth in e-commerce, businesses re-opening, and manufacturers committing to use more recycled content in their packaging. In 2022, we experienced all-time high recycling commodity pricing in the first half of the year to be followed by historically low pricing through the second half of the year, resulting from the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. We expect significant commodity price headwinds to continue into 2023. Average market prices for recycling commodities at the Company’s facilities were approximately 10% lower and 115% higher in 2022 and 2021, respectively, when compared with the prior year periods. Revenue decline from lower commodity pricing was offset by higher pricing in our recycling brokerage business as well as our continued focus on a fee-based pricing model that ensures fees paid by customers cover the cost of processing materials and the impact on our cost structure of managing contamination in the recycling stream. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including recycling brokerage and fuel surcharges.

The primary drivers of renewable fuel development at our landfills are tax policies, such as the recently expanded federal tax credits for renewable natural gas (“RNG”) production and renewable electricity generation, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program and the California Low Carbon Fuel Standard. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill gas into RNG, and also works with facilities that capture and convert dairy digester gas into RNG, so that we can participate in the program, and the Company has stated its intention to grow its asset base to notably increase its RNG production by 2026. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs associated with RNG is set through a market established by the program.

Prior to 2022, the EPA has promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program; however, the EPA issued a highly anticipated proposed rule in late 2022 setting forth the direction of the RFS program for compliance years 2023 through 2025. Although this proposal delivers on many reforms that benefit the solid waste sector, the EPA’s programmatic shift towards multi-year standards could lead to market uncertainty and volatility in the price of RINs. We continue to advocate for the current administration to implement policies that ensure long term stability for renewable transportation fuels and expand opportunities for the biogas sector to participate in the RFS program. Changes in the RFS market, the structure of the RFS program or RINs prices and demand can and has impacted the financial performance of the facilities constructed to capture and treat the gas. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company, and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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
Houston, Texas February 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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

Landfill Depletion
Description of the Matter

At December 31, 2022, the Company’s landfill assets, net of accumulated depletion, totaled $7.6 billion and the associated depletion expense for 2022 was $754 million. As discussed in Note 2 of the financial statements, the Company updates the estimates used to calculate individual landfill depletion rates at least annually, or more often if significant facts change. Landfill depletion rates are used in the computation of landfill depletion expense.

Auditing landfill depletion rates and related depletion expense is complex due to the highly judgmental nature of assumptions used in estimating the rates. Significant assumptions used in the calculation of the rates include: estimated future development costs associated with the construction and retirement of the landfill, estimated remaining permitted and expansion airspace, airspace utilization factors, and projected timing of retirement activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over determining landfill depletion rates and calculating depletion expense. Our audit procedures included, among others, testing controls over: the Company’s process for evaluating and updating the significant assumptions used in the development of the landfill depletion rates, management’s review of those significant assumptions, and the mathematical accuracy of the calculation and recording of depletion expense.

To test the landfill asset depletion rates, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting a similar type of waste. Regarding expansion airspace, we evaluated the Company’s criteria for inclusion in remaining airspace. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY’s engineering specialists to assist with the evaluation of the Company’s landfill future development cost and airspace assumptions. We also tested the completeness and accuracy of the historical data utilized in the development of the landfill depletion rates.

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2022, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $2.7 billion. As discussed in Note 2 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process. These assumptions include:  estimated future costs associated with the capping, closure and post closure activities at each specific landfill; airspace consumed to date in relation to total estimated permitted and expansion airspace; and the projected timing of retirement activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the calculation of landfill asset retirement obligations. Our audit procedures included, among others, testing the Company’s controls over the landfill asset retirement obligation estimation process and management’s review of the significant assumptions used in the estimation of the liability, including the amount and timing of retirement costs.

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

Houston, Texas February 7, 2023

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$351	$118
Accounts receivable, net of allowance for doubtful accounts of $26 and $25, respectively	2,461	2,278
Other receivables, net of allowance for doubtful accounts of $7 and $8, respectively	291	268
Parts and supplies	164	135
Other assets	284	270
Total current assets	3,551	3,069
Property and equipment, net of accumulated depreciation and depletion of $21,627 and $20,537, respectively	15,719	14,419
Goodwill	9,323	9,028
Other intangible assets, net	827	898
Restricted funds	348	348
Investments in unconsolidated entities	578	432
Other assets	1,021	903
Total assets	$31,367	$29,097
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,766	$1,375
Accrued liabilities	1,625	1,428
Deferred revenues	589	571
Current portion of long-term debt	414	708
Total current liabilities	4,394	4,082
Long-term debt, less current portion	14,570	12,697
Deferred income taxes	1,733	1,694
Landfill and environmental remediation liabilities	2,700	2,373
Other liabilities	1,106	1,125
Total liabilities	24,503	21,971
Commitments and contingencies (Note 10)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,314	5,169
Retained earnings	13,167	12,004
Accumulated other comprehensive income (loss)	(69)	17
Treasury stock at cost, 222,396,166 and 214,158,636 shares, respectively	(11,569)	(10,072)
Total Waste Management, Inc. stockholders’ equity	6,849	7,124
Noncontrolling interests	15	2
Total equity	6,864	7,126
Total liabilities and equity	$31,367	$29,097

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Operating revenues	$19,698	$17,931	$15,218
Costs and expenses:
Operating	12,294	11,111	9,341
Selling, general and administrative	1,938	1,864	1,728
Depreciation, depletion and amortization	2,038	1,999	1,671
Restructuring	1	8	9
(Gain) loss from divestitures, asset impairments and unusual items, net	62	(16)	35
	16,333	14,966	12,784
Income from operations	3,365	2,965	2,434
Other income (expense):
Interest expense, net	(378)	(365)	(425)
Loss on early extinguishment of debt, net	—	(220)	(53)
Equity in net losses of unconsolidated entities	(67)	(36)	(68)
Other, net	(2)	5	5
	(447)	(616)	(541)
Income before income taxes	2,918	2,349	1,893
Income tax expense	678	532	397
Consolidated net income	2,240	1,817	1,496
Less: Net income (loss) attributable to noncontrolling interests	2	1	—
Net income attributable to Waste Management, Inc.	$2,238	$1,816	$1,496
Basic earnings per common share	$5.42	$4.32	$3.54
Diluted earnings per common share	$5.39	$4.29	$3.52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2022	2021	2020
Consolidated net income	$2,240	$1,817	$1,496
Other comprehensive income (loss), net of tax:
Derivative instruments, net	3	9	15
Available-for-sale securities, net	(24)	(6)	11
Foreign currency translation adjustments	(65)	(28)	20
Post-retirement benefit obligations, net	—	3	1
Other comprehensive income (loss), net of tax	(86)	(22)	47
Comprehensive income	2,154	1,795	1,543
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	1	—
Comprehensive income attributable to Waste Management, Inc.	$2,152	$1,794	$1,543

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net income	$2,240	$1,817	$1,496
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,038	1,999	1,671
Deferred income tax expense (benefit)	49	(77)	165
Interest accretion on landfill and environmental remediation liabilities	112	111	103
Provision for bad debts	50	37	54
Equity-based compensation expense	84	108	94
Net gain on disposal of assets	(21)	(25)	(9)
(Gain) loss from divestitures, asset impairments and other, net	62	(16)	43
Equity in net losses of unconsolidated entities, net of dividends	67	38	60
Loss on early extinguishment of debt, net	—	220	53
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(329)	28	(179)
Other current assets	(35)	(39)	10
Other assets	42	34	53
Accounts payable and accrued liabilities	393	206	(37)
Deferred revenues and other liabilities	(216)	(103)	(174)
Net cash provided by operating activities	4,536	4,338	3,403
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(377)	(75)	(4,085)
Capital expenditures	(2,587)	(1,904)	(1,632)
Proceeds from divestitures of businesses and other assets, net of cash divested	27	96	885
Other, net	(126)	(11)	(15)
Net cash used in investing activities	(3,063)	(1,894)	(4,847)
Cash flows from financing activities:
New borrowings	8,688	7,948	9,420
Debt repayments	(7,328)	(8,404)	(9,629)
Premiums and other paid on early extinguishment of debt	—	(211)	(30)
Common stock repurchase program	(1,500)	(1,350)	(402)
Cash dividends	(1,077)	(970)	(927)
Exercise of common stock options	44	66	63
Tax payments associated with equity-based compensation transactions	(39)	(28)	(34)
Other, net	(4)	49	(20)
Net cash used in financing activities	(1,216)	(2,900)	(1,559)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(6)	2	4
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	251	(454)	(2,999)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	194	648	3,647
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$445	$194	$648

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$351	$118	$553
Restricted cash and cash equivalents included in other current assets	25	7	28
Restricted cash and cash equivalents included in restricted funds	69	69	67
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$445	$194	$648

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standards	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	1,496	—	—	—	1,496	—	—	—	—
Other comprehensive income (loss), net of tax	47	—	—	—	—	47	—	—	—
Cash dividends declared of $2.18 per common share	(927)	—	—	—	(927)	—	—	—	—
Equity-based compensation transactions, net	172	—	—	80	1	—	2,158	91	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	(1)	—	4	1	—
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	1,817	—	—	—	1,816	—	—	—	1
Other comprehensive income (loss), net of tax	(22)	—	—	—	—	(22)	—	—	—
Cash dividends declared of $2.30 per common share	(970)	—	—	—	(970)	—	—	—	—
Equity-based compensation transactions, net	198	—	—	110	(1)	—	2,049	89	—
Common stock repurchase program	(1,350)	—	—	(70)	—	—	(8,731)	(1,280)	—
Other, net	(1)	—	—	—	—	—	4	—	(1)
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	2,240	—	—	—	2,238	—	—	—	2
Other comprehensive income (loss), net of tax	(86)	—	—	—	—	(86)	—	—	—
Cash dividends declared of $2.60 per common share	(1,077)	—	—	—	(1,077)	—	—	—	—
Equity-based compensation transactions, net	150	—	—	75	2	—	1,555	73	—
Common stock repurchase program	(1,500)	—	—	70	—	—	(9,796)	(1,570)	—
Acquisitions and other, net	11	—	—	—	—	—	4	—	11
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022, 2021 and 2020

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 18. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., together with its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet.

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The East and West Tiers are presented in this report and constitute our existing Solid Waste business. On October 30, 2020, we acquired Advanced Disposal Services, Inc. (“Advanced Disposal”), the operations of which are presented in this report within our existing Solid Waste tiers. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our acquisition of Advanced Disposal and segments is included in Notes 17 and 19, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2022 and 2021, no single customer represented greater than 5% of total accounts receivable.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2022	2021
Balance as of January 1	$25	$33
Additions charged to expense	55	35
Accounts written-off, net of recoveries	(49)	(36)
Acquisitions, divestitures and other, net	(5)	(7)
Balance as of December 31	$26	$25

To determine the allowance for doubtful accounts for trade receivables, we rely upon, among other factors, historical loss trends, the age of outstanding receivables, and existing as well as expected economic conditions. We determined that all of our trade receivables share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics. Based on aging analysis as of both December 31, 2022 and 2021, approximately 90% of our trade receivables were outstanding less than 60 days.

To determine the allowance for doubtful accounts for other receivables, as well as loans and other instruments, we rely primarily on credit ratings and associated default rates based on the maturity of the instrument. Other receivables, as of December 31, 2022 and 2021, include receivables related to income tax payments in excess of our current income tax obligations of $150 million and $166 million, respectively. Other receivables as of December 31, 2022 and 2021 also include a receivable of $19 million and $14 million, respectively, related to alternative fuel tax credits. Based on an aging analysis as of December 31, 2022 and 2021, approximately 55% and 60%, respectively, of our other receivables were due within 12 months or less.

Parts and Supplies

Parts and supplies consist primarily of spare parts, fuel, tires, lubricants and processed recycling materials. Our parts and supplies are stated at the lower of cost (using the average cost method) or market.

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

Final Capping, Closure and Post-Closure Costs — Following is a description of our asset retirement activities and our related accounting:

●	Final Capping — Generally involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows associated with each final capping event.
●	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but

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

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2022, 2021 and 2020, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.50%, 2.25% and 2.25%, respectively. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2022 was approximately 4.8%.

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

Sustained changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining permitted and expansion airspace (as defined below) of the related discrete final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our landfill depletion policy (previously landfill amortization policy), which would generally result in depletion expense being recognized prospectively over the remaining permitted and expansion airspace of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such estimates associated with a fully consumed landfill result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace depletion expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as landfill operating costs, which is included in operating expenses within our Consolidated Statements of Operations.

Depletion of Landfill Assets — The depletable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion airspace (as defined below) and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

Depletion is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the depletable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through lease or other contractual agreements, the rate per ton is calculated based on expected airspace to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

●	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.
●	Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, for unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, we must believe that obtaining the expansion permit is likely. Second, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years, in addition to meeting the following criteria:
●	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;
●	We have a legal right to use or obtain land to be included in the expansion plan;
●	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
●	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets Company criteria for investment.

These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 16 landfill sites with expansions included as of December 31, 2022, two landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the depletable basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will consider several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton depletion rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower earnings may be experienced due to higher depletion rates or higher expenses; or higher earnings may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher depletion expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher than the $204 million recorded in the Consolidated Balance Sheet as of December 31, 2022. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. As of December 31, 2022, 2021 and 2020, we inflated the costs by 2.50%, 2.25% and 2.25%, respectively, and discounted the costs by 3.75%, 1.50% and 1.00%, respectively. Our discount rate has increased since 2020 as a result of the overall increase in the 10-year Treasury rates. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets for the year ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2022	2021	2020
Increase (decrease) in operating expenses	$(14)	$(4)	$8
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	3.75%	1.50%	1.00%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $31 million as of December 31, 2022 and 2021. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have increased by $10 million and decreased by $6 million as of December 31, 2022 and 2021, respectively.

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

Financing Leases (excluding landfill leases discussed below) — Assets under financing leases are capitalized using interest rates determined at the commencement of each lease and are depreciated over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation.

Landfill Leases — From an operating perspective, landfills that we lease are similar to landfills we own because generally we will operate the landfill for the life of the operating permit. The most significant portion of our rental obligations for landfill leases is contingent upon operating factors such as disposal volume and often there are no contractual minimum rental obligations. Contingent rental obligations are expensed as incurred. For landfill financing leases that provide for minimum contractual rental obligations, we record the present value of the minimum obligation as part of the landfill asset, which is depleted on a units-of-consumption basis over the shorter of the lease term or the life of the landfill.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Assets and Assumed Liabilities — Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be readily determined, they are recognized as of the acquisition date if the contingencies are probable and an amount can be reasonably estimated.

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

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, which are combined with landfill tangible assets and depleted per our landfill depletion policy), and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over terms of 10 to 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the insurance captive, and are allocated between current and long-term assets depending on estimated timing of the use of funds.

Restricted Funds

Our restricted funds accounts primarily consist of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. These funds are generally allocated between cash, money market funds, equity securities and available-for-sale debt securities depending on the estimated timing and purpose of the use of funds. We use a wholly-owned insurance captive to insure the deductibles for certain claims programs and the premiums paid are directly deposited into a restricted funds account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted funds accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted funds accounts.

See Notes 16 and 18 for additional discussion related to restricted funds accounts for final capping, closure, post-closure or environmental remediation obligations.

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

	2022	2021
Equity method investments	$460	$335
Investments without readily determinable fair values	62	48
Redeemable preferred stock	56	49
Investments in unconsolidated entities	$578	$432

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent or pending transactions in the securities; (ii) other information available regarding the current market for similar assets; (iii) a market or income approach, as deemed appropriate and/or (iv) a quantitative approach, or measurement alternative, as noted above. Impairments of our investments are recorded in equity in net losses of unconsolidated entities or other, net in our Consolidated Statements of Operations in accordance with appropriate accounting guidance.

Refer to Note 11 for information related to impairments and other adjustments recognized during the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We have operations in Canada, as well as certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss). Foreign currency translation adjustments have been impacted by decreases in the U.S. dollar/Canadian dollar exchange rate from 1.2734 at December 31, 2020, to 1.2639 at December 31, 2021 and to 1.3554 at December 31, 2022. Refer to Note 12 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

Revenue Recognition

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, fuel surcharge and regulatory recovery fees, which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, including our Strategic Business Solutions (“WMSBS”) and sustainability businesses, which include landfill gas-to-energy services, Sustainability and Environmental Solutions (“SES”) business and recycling brokerage services. We also offer certain other expanded service offerings and solutions.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the timing of when we expect to recognize amortization and are included in other assets in our Consolidated Balance Sheets.

As of December 31, 2022 and 2021, we had $192 million and $175 million of deferred contract costs, respectively, of which $137 million and $126 million, respectively, were related to deferred sales incentives. During each of the years ended December 31, 2022, 2021 and 2020, we amortized $24 million, $23 million and $23 million, respectively, of sales incentives to selling, general and administrative expense.

Long-Term Contracts

Approximately 20% of our total revenue is derived from contracts with a remaining term greater than one year. The consideration for these contracts is primarily variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have a weighted average remaining contract life of approximately four years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2022, 2021 and 2020, total interest costs were $425 million, $388 million and $473 million, respectively, of which $29 million, $13 million and $16 million was capitalized in 2022, 2021 and 2020, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the potential loss or range of loss associated with such contingencies. See Note 10 for discussion of our commitments and contingencies.

Internal-Use Software

We include capitalized costs associated with developing or obtaining internal-use software within long-term other assets, and these costs are amortized over the term of the relevant subscription period including any renewal options that are reasonably certain of being exercised. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2022 and 2021, total costs capitalized for our internal-use software were $45 million and $48 million, respectively, net of accumulated amortization of $27 million and $11 million, respectively. During each of the years ended December 31, 2022, 2021 and 2020, we amortized $16 million, $10 million and $1 million, respectively, to selling, general and administrative expense.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2022	2021	2020
Interest, net of capitalized interest	$348	$387	$461
Income taxes (a)	736	370	422
(a)	The increase in income taxes paid in 2022 is primarily due to the increase in pre-tax book income during 2022 and a deposit of approximately $103 million made to the Internal Revenue Service (“IRS”) in the fourth quarter of 2022 related to a disputed tax matter for which we expect to seek a refund. See Note 8 for further discussion.

During 2022, we had $225 million of non-cash financing activities primarily from our federal low-income housing investment and new financing leases. Additionally, we had approximately $135 million of non-cash investing activities related to non-cash consideration transferred as part of our acquisitions in 2022. See Note 17 for further discussion of our 2022 acquisitions. During 2021, we had $30 million of non-cash financing activities from new financing leases. During 2020, we had $50 million of non-cash financing activities primarily related to new financing leases, a portion of which were attributed to our acquisition of Advanced Disposal. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

3.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2022			2021
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$137	$31	$168	$137	$29	$166
Long-term	2,527	173	2,700	2,189	184	2,373
	$2,664	$204	$2,868	$2,326	$213	$2,539

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2022 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2021	$2,326	$213
Obligations incurred and capitalized	114	—
Obligations settled	(121)	(28)
Interest accretion	108	4
Revisions in estimates and interest rate assumptions (a)	243	15
Acquisitions, divestitures and other adjustments	(6)	—
December 31, 2022	$2,664	$204
(a)	In 2021, the increase in our landfill liabilities for revisions in estimates and interest rate assumptions was $33 million. The increase in our landfill liabilities in 2022 is primarily due to inflationary cost pressures that are expected to impact costs over the remaining landfill lives.

Our recorded liabilities as of December 31, 2022 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $31 million in 2023, $43 million in 2024, $29 million in 2025, $19 million in 2026, $16 million in 2027 and $76 million thereafter.

4.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2022	2021
Land	$752	$732
Landfills	18,526	17,734
Vehicles	6,173	5,893
Machinery and equipment	4,401	3,571
Containers	3,021	2,807
Buildings and improvements	3,809	3,542
Furniture, fixtures and office equipment	664	677
	37,346	34,956
Less: Accumulated depreciation of tangible property and equipment	(10,731)	(10,147)
Less: Accumulated depletion of landfill airspace	(10,896)	(10,390)
Property and equipment, net	$15,719	$14,419

See Note 11 for information regarding asset impairments.

Depreciation and depletion expense, including for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2022	2021	2020
Depreciation of tangible property and equipment	$1,155	$1,125	$996
Depletion of landfill airspace	754	731	568
Depreciation and depletion expense	$1,909	$1,856	$1,564

See Note 5 for information regarding amortization of our intangible assets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Goodwill and Other Intangible Assets

Goodwill was $9,323 million and $9,028 million as of December 31, 2022 and 2021, respectively. The $295 million increase in goodwill during 2022 is primarily related to acquisitions. As discussed in Note 2, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. See Notes 17 and 19 for additional information related to goodwill.

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2022
Intangible assets	$1,288	$51	$141	$1,480
Less: Accumulated amortization	(543)	(23)	(87)	(653)
	$745	$28	$54	$827
2021
Intangible assets	$1,355	$43	$142	$1,540
Less: Accumulated amortization	(538)	(26)	(78)	(642)
	$817	$17	$64	$898

Amortization expense for other intangible assets was $129 million, $143 million and $107 million for 2022, 2021 and 2020, respectively. The decrease in amortization expense in 2022 was primarily due to decreasing amortization under the 150% declining balance approach for intangible assets from the acquisition of Advanced Disposal. Amortization expense for other intangible assets for 2021 increased, as compared with 2020, due to the amortization of acquired intangible assets related to our acquisition of Advanced Disposal. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2022 and 2021, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. As of December 31, 2022, we expect annual amortization expense related to other intangible assets to be $120 million in 2023, $110 million in 2024, $101 million in 2025, $80 million in 2026 and $75 million in 2027.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2022	2021
Commercial paper program (weighted average interest rate of 4.9% as of December 31, 2022 and 0.4% as of December 31, 2021)	$1,730	$1,778
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.2% as of December 31, 2022 and 3.1% as of December 31, 2021)	8,626	8,126
Term Loan maturing May 2024, interest rate of 5.1% as of December 31, 2022	1,000	—
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	369	395
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.4% to 4.4% (weighted average interest rate of 2.7% as of December 31, 2022 and 1.4% as of December 31, 2021)	2,648	2,619
Financing leases and other, maturing through 2071, weighted average interest rate of 4.7% as of December 31, 2022 and 4.5% as of December 31, 2021) (a)	699	567
Debt issuance costs, discounts and other	(88)	(80)
	14,984	13,405
Current portion of long-term debt	414	708
Long-term debt, less current portion	$14,570	$12,697
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of December 31, 2022, we had approximately $3.1 billion of debt maturing within the next 12 months, including (i) $1.7 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $192 million of other debt with scheduled maturities within the next 12 months, including $65 million of tax-exempt bonds. As of December 31, 2022, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $414 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities, Commercial Paper Program and Term Loan

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit or to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CDOR can range from 0.585% to 1.025% per annum, plus a credit adjustment spread of 0.10% per annum on SOFR-based rates (the “SOFR Credit Adjustment Spread”) to account for the transition from the use of LIBOR to SOFR in such rate calculations. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of December 31, 2022, we had no outstanding borrowings under this facility. We had $166 million of letters of credit issued and $1.7 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.6 billion as of December 31, 2022.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2022, we had $1.7 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

$1.0 Billion, Two-Year, Term Credit Agreement — In May 2022, we entered into a $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”) maturing May 2024 to be used for general corporate purposes. The interest rate we pay on our outstanding balance is generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR can range from 0.50% to 0.90% per annum, plus the SOFR Credit Adjustment Spread. As of December 31, 2022, we had $1.0 billion of outstanding borrowings under our Term Loan. WM Holdings also guarantees all of the obligations under the Term Loan.

Other Letter of Credit Lines — As of December 31, 2022, we had utilized $800 million of other uncommitted letter of credit lines with terms extending through April 2024.

Debt Borrowings and Repayments

Commercial Paper Program — During the year ended December 31, 2022 we made cash repayments of $6.7 billion, which were partially offset by $6.6 billion of cash borrowings (net of related discount on issuance).

Term Loan — In May 2022, we borrowed $1.0 billion under our Term Loan for general corporate purposes.

Senior Notes — In May 2022, WMI issued $1.0 billion of 4.15% senior notes due April 15, 2032, the net proceeds of which were $992 million. We used the net proceeds to redeem our $500 million of 2.9% senior notes due September 2022 in advance of their scheduled maturity, to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes.

Tax-Exempt Bonds — We issued $100 million of tax-exempt bonds in 2022. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility, material recovery facility and renewable natural gas facility construction and development. In 2022, we also repaid $71 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The increase in our financing leases and other debt obligations in 2022 is primarily related to a note payable associated with our federal low-income housing investment discussed in Note 8, which increased our debt obligations by $183 million. The increase in our debt obligations was partially offset by $93 million of cash repayments of debt at maturity.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $2,423 million in 2023, $1,290 million in 2024, $1,324 million in 2025, $673 million in 2026, $1,163 million in 2027 and $8,275 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. As discussed above, we have the intent and ability to refinance certain 2023 scheduled maturities on a long-term basis, including our $500 million of 2.4% senior notes that mature in May 2023. See Note 7 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing lease obligations and the notes payable associated with our investments in low-income housing properties. See Notes 8 and 18 for additional information related to these investments.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in both our $3.5 billion revolving credit facility and Term Loan, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility. As of December 31, 2022 and 2021, we were in compliance with our Leverage Ratio covenant.

Our $3.5 billion revolving credit facility, Term Loan, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens, engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2022 and 2021, we were in compliance with all covenants and restrictions under our financing arrangements, in addition to our Leverage Ratio covenant, that may have a material effect on our Consolidated Financial Statements.

7.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills (refer to Note 2 for further detail) and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is generally at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2022	2021
Assets
Long-term:
Operating	Other assets	$456	$451
Financing	Property and equipment, net of accumulated depreciation and depletion	328	364
Total lease assets		$784	$815

Liabilities
Current:
Operating	Accrued liabilities	$64	$64
Financing	Current portion of long-term debt	44	47
Long-term:
Operating	Other liabilities	460	459
Financing	Long-term debt, less current portion	258	291
Total lease liabilities		$826	$861

Operating lease expense was $183 million, $155 million and $140 million during 2022, 2021 and 2020, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statements of Operations. Financing lease expense was $55 million, $58 million and $51 million during 2022, 2021 and 2020, respectively, and is included in depreciation, depletion and amortization expense and interest expense, net in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2022 are as follows (in millions):

	Operating	Financing
2023	$78	$52
2024	71	46
2025	59	56
2026	52	36
2027	40	28
Thereafter	414	169
Total undiscounted lease payments	$714	$387
Less: interest	(190)	(85)
Discounted lease liabilities	$524	$302

As of December 31, 2022, we entered into operating and financing leases, primarily for real estate and equipment, that have not yet commenced and therefore are not reflected in the table above, with future lease payments of $52 million and $50 million, respectively. These leases commence through 2024 and have non-cancelable lease terms up to 17 years.

Cash paid during 2022 for our operating and financing leases was $76 million and $56 million, respectively. During 2022, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $69 million and $33 million, respectively. Cash paid during 2021 for our operating and financing leases was $70 million and $64 million, respectively. During 2021, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $69 million and $36 million, respectively.

As of December 31, 2022, the weighted average remaining lease terms of our operating and financing leases were approximately 19 years and 11 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2022 for our operating and financing leases were approximately 3.0% and 4.0%, respectively.

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2022	2021	2020
Current:
Federal	$456	$436	$114
State	130	132	91
Foreign	43	41	27
	629	609	232
Deferred:
Federal	20	(55)	149
State	30	(22)	10
Foreign	(1)	—	6
	49	(77)	165
Income tax expense	$678	$532	$397

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows:

	2022	2021	2020
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal income tax benefit	4.16	4.14	4.46
Federal tax credits	(2.81)	(2.69)	(3.78)
Taxing authority audit settlements and other tax adjustments	0.54	0.53	(0.17)
Tax impact of equity-based compensation transactions	(0.45)	(0.60)	(1.12)
Tax impact of impairments	0.02	(0.29)	(0.35)
Tax rate differential on foreign income	0.27	0.37	0.33
Other	0.51	0.16	0.57
Effective income tax rate	23.24%	22.62%	20.94%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) excess tax benefits associated with equity-based compensation transactions; (iv) the realization of state net operating losses and credits; (v) tax audit settlements; (vi) adjustments to our accruals and deferred taxes; (vii) the tax implications of divestitures and (viii) non-deductible transaction costs.

For financial reporting purposes, income before income taxes by source for the year ended December 31 was as follows (in millions):

	2022	2021	2020
Domestic	$2,779	$2,211	$1,780
Foreign	139	138	113
Income before income taxes	$2,918	$2,349	$1,893

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. In February 2022, we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Total consideration for this investment is expected to be $253 million, comprised of a $183 million note payable, an initial cash payment of $28 million and $42 million of interest payments expected to be paid over the life of the investment. At the time of the investment, we increased our investments in unconsolidated entities in our Consolidated Balance Sheet by $211 million, representing the principal balance of the note and the initial cash investment. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2033 under Section 42 or Section 45D of the Internal Revenue Code. We also held a residual financial interest in an entity that owned a refined coal facility that qualified for federal tax credits under Section 45 of the Internal Revenue Code through 2019. The entity sold the majority of its assets in the first quarter of 2020, which resulted in a $7 million non-cash impairment of our investment at that time.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities within our Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, we recognized net losses of $65 million, $51 million and $73 million (including the $7 million impairment of the refined coal facility noted above), respectively, and a reduction in our income tax expense of $99 million, $74 million and $87 million, respectively, due to tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the years ended December 31, 2022, 2021 and 2020, we recognized interest expense of $14 million, $9 million and $11 million, respectively, associated with our investments in low-income housing properties. See Note 18 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation — During 2022, 2021 and 2020, we recognized a reduction in our income tax expense  of $17 million, $18 million and $27 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

State Net Operating Losses and Credits — During 2022, 2021 and 2020, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $8 million, $15 million and $12 million, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities, as discussed below, and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income tax expense of $6 million, $13 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of December 31, 2022, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Consolidated Balance Sheet.

In addition, we are in the examination phase of an IRS audit for the 2022 tax year and expect the audit to be completed within the next 18 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes primarily due to the filing of our income tax returns, analysis of our deferred tax balances and uncertain tax positions, and changes in state and foreign laws resulted in an increase in our income tax expense of $1 million and $17 million for the years ended December 31, 2022 and 2021, respectively, and a reduction in our income tax expense of $3 million for the year ended December 31, 2020.

Tax Implications of Divestitures — During 2021, we recognized a pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations. This gain was not taxable, which benefited our effective income tax rate for the year ended December 31, 2021.

Non-Deductible Transaction Costs — During 2020, we recognized the detrimental tax impact of $27 million of non-deductible transaction costs related to our acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (to be recorded as a reduction in our operating expense) from tax credits through 2024. Additionally, we will incur an excise tax of 1% for future common stock repurchases, which will be reflected in the cost of purchasing the underlying shares as a component of treasury stock. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. We are in the process of evaluating the IRA and identifying all potential impacts that may be applicable.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2022	2021
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$155	$189
Landfill and environmental remediation liabilities	216	238
Operating lease liabilities	131	135
Miscellaneous and other reserves, net	117	113
Subtotal	619	675
Valuation allowance	(143)	(158)
Deferred tax liabilities:
Property and equipment	(1,061)	(1,064)
Goodwill and other intangibles	(1,034)	(1,027)
Operating lease right-of-use assets	(114)	(120)
Net deferred tax liabilities	$(1,733)	$(1,694)

As of December 31, 2022, we had $6 million of federal net operating loss carry-forwards with expiration dates through 2026 and $2.5 billion of state net operating loss carry-forwards with expiration dates through 2042. We also had $27 million of federal capital loss carry-forwards with expiration dates through 2026, $39 million of foreign tax credit carry-forwards with expiration dates through 2032 and $8 million of state tax credit carry-forwards with expiration dates through 2038.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2022	2021	2020
Balance as of January 1	$64	$37	$40
Additions based on tax positions related to the current year	5	22	5
Additions based on tax positions of prior years	—	18	—
Accrued interest	1	3	2
Settlements	—	(12)	—
Lapse of statute of limitations	(6)	(4)	(10)
Balance as of December 31	$64	$64	$37

These liabilities are included as a component of other long-term liabilities or as an offset to other long-term assets in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of cash within the next 12 months. As of December 31, 2022, we had $53 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any material accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.  Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $112 million, $104 million and $92 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2022, the combined benefit obligation of these pension plans was $117 million supported by $113 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $4 million. As of December 31, 2021, the combined benefit obligation of these pension plans was $150 million supported by $150 million of combined plan assets.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $8 million and $12 million as of December 31, 2022 and 2021, respectively.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions			Bargaining
Pension Fund	Number	2022	2021	Status(b)(c)	2022	2021	2020	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	6/30/2025
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2022	Not Endangered or Critical as of 3/31/2021	Implemented	2	2	2	Various dates through 9/30/2026
Suburban Teamsters of Northern Illinois Pension Plan (d)	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Implemented	4	4	3	Various dates through 9/30/2027
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	37	35	33	Various dates through 6/30/2027
					$44	$42	$39
Contributions to other Multiemployer Pension Plans					17	19	15
Total contributions to Multiemployer Pension Plans (e)					$61	$61	$54
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2022 and 2021 is for the plan’s year-end as of December 31, 2021 and 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2021 and 2020.
(e)	Total contributions to Multiemployer Pension Plans exclude contributions related to withdrawal liabilities.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our obligations for unfunded vested benefits at the time of the withdrawal. Refer to Note 10 for additional information related to our obligations to Multiemployer Pension Plans.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2022, 2021 and 2020, the Company made contributions of $49 million, $51 million and $48 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

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

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy and any amounts that exceed our insured limits. Our exposure could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. Our receivable balance

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with insurance claims was $142 million and $155 million as of December 31, 2022 and 2021 respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2022(a)	2021
Balance as of January 1	$734	$664
Self-insurance expense	242	240
Cash paid and other	(247)	(170)
Balance as of December 31	$729	$734
Current portion as of December 31	$189	$191
Long-term portion as of December 31	$540	$543
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

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

As of December 31, 2022, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $192 million in 2023, $158 million in 2024, $114 million in 2025, $101 million in 2026, $34 million in 2027 and $369 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2022. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Other Commitments

●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 6.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2022, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes which mature through 2050, $3.5 billion revolving credit facility, Term

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan and certain letter of credit lines. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WMI and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 6 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2022, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 17 of our landfills. Any liability associated with the triggering of the home value guarantee has been reflected in our Consolidated Balance Sheets. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or financing leases, as appropriate.

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

As of December 31, 2022, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of December 31, 2022 and 2021, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $68 million and $53 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of persons who purchased our SMR Notes (as defined and discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss on Early Extinguishment of Debt, Net), asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. We will vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the Multiemployer Pension Plan(s) at the time of such withdrawal(s).

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of December 31, 2022, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Consolidated Balance Sheet.

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2022	2021	2020
Gain from divestitures, net	$(5)	$(44)	$(33)
Asset impairments	50	8	68
Other	17	20	—
	$62	$(16)	$35

For the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier segment and (ii) a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10. These losses were partially offset by a $5 million gain from the divestiture of a solid waste business in our West Tier segment.

For the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier segment and (ii) an $8 million gain from divestitures of certain ancillary operations in our Other segment. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy business within our Other segment.

For the year ended December 31, 2020, we recognized $35 million of net charges primarily related to (i) a $33 million net gain associated with net asset divestitures executed to address requirements of the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, primarily within our West Tier segment; (ii) $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our West Tier segment; (iii) a $20 million non-cash impairment charge in our East Tier segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace and (iv) $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment.

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

Equity in Net Losses of Unconsolidated Entities

For the year ended December 31, 2020, we recorded a non-cash impairment charge of $7 million related to an investment in a refined coal facility which is discussed further in Note 8. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3 inputs). The remaining losses for the years ended December 31, 2022, 2021 and 2020 were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. Refer to Notes 8 and 18 for additional information related to these investments.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WMI stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments(a)	Obligations	Total
Balance, December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2, $4, $0 and $1, respectively	7	12	20	2	41
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $(1), respectively	8	(1)	—	(1)	6
Net current period other comprehensive income (loss)	15	11	20	1	47
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(2), $0 and $2, respectively	—	(6)	7	5	6
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	9	—	(35)	(2)	(28)
Net current period other comprehensive income (loss)	9	(6)	(28)	3	(22)
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(8), $0 and $0, respectively	—	(24)	(65)	1	(88)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	3	—	—	(1)	2
Net current period other comprehensive income (loss)	3	(24)	(65)	—	(86)
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)

(a)	As a result of the divestiture of certain non-strategic Canadian operations in the third quarter of 2021, we reclassified $35 million of cumulative foreign currency translation adjustments from accumulated other comprehensive income

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to (gain) loss from divestitures, asset impairments and unusual items, net within our Consolidated Statement of Operations.

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2022, we had 407.9 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,077 million in 2022, or $2.60 per common share, $970 million in 2021, or $2.30 per common share, and $927 million in 2020, or $2.18 per common share.

In December 2022, we announced that our Board of Directors expects to increase the quarterly dividend from $0.65 to $0.70 per share for dividends declared in 2023. However, all future dividend declarations are at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

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

	2022(a)	2021(b)	2020(c)
Shares repurchased (in thousands)	9,796	8,731	3,687
Weighted average price per share	$160.26	$146.61	$108.92
Total repurchases (in millions)	$1,570	$1,280	$402
(a)	We executed and completed four ASR agreements during 2022 to repurchase $1.417 billion of our common stock and received 8.8 million shares in connection with these ASR agreements. We also repurchased an additional 0.6 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $83 million, inclusive of per-share commissions. Shares repurchased in 2022 include 0.4 million shares of our common stock for $70 million pursuant to our December 2021 ASR agreement that completed in January 2022.
(b)	We executed and completed three ASR agreements during 2021 to repurchase $1.0 billion of our common stock and received 7.0 million shares in connection with these ASR agreements. Additionally, in December 2021, we executed

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an ASR agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.
(c)	During 2020, we executed and completed an ASR agreement to repurchase $313 million of our common stock and received 2.8 million shares in connection with this ASR agreement. We also repurchased an additional 0.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $89 million, inclusive of per-share commissions.

We announced in December 2022 that the Board of Directors has authorized up to $1.5 billion in future share repurchases. This new authorization replaces our prior $1.5 billion authorization that was fully utilized in 2022. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2022, 2021 and 2020 was approximately 455,000, 513,000 and 570,000, respectively. After the January 2023 issuance of shares associated with the July to December 2022 offering period, 2.3 million shares remain available for issuance under the ESPP.

As a result of our ESPP, annual compensation expense increased by $13 million, or $10 million net of tax expense, for 2022, $12 million, or $9 million net of tax expense, for 2021 and $13 million, or $10 million net of tax expense, for 2020.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under both incentive plans that are subsequently cancelled, forfeited, terminate, expire or lapse. In May 2020, the Company’s Board of Directors amended the 2014 Plan to provide that the number of future shares surrendered in payment of the exercise or purchase price of an award, and the number of future shares used to satisfy the withholding obligations, shall no longer be credited back to the total number of shares available for issuance under the 2014 Plan. As of December 31, 2022, approximately 16.1 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2022 annual incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. Additionally, several members of the Company’s senior leadership team received a grant of RSUs in 2022 in special recognition of leadership and contributions critical to the acquisition of Advanced Disposal and the subsequent integration and synergy generation. Awards granted to other eligible employees under the 2014 Plan included a combination of PSUs, RSUs and stock options in 2022. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2022	343	$114.28
Granted	162	$147.74
Vested	(107)	$100.11
Forfeited	(33)	$136.43
Unvested as of December 31, 2022	365	$131.26

The total fair market value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $15 million, $12 million and $14 million, respectively. During the year ended December 31, 2022, we issued approximately 77,000 shares of common stock for these vested RSUs, net of approximately 30,000 units deferred or used for payment of associated taxes.

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

Performance Share Units — Two types of PSUs are currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 Index (“TSR PSUs”) and (ii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in the first half of the first quarter of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs, at 100% of the targeted amount, is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2022	968	$129.60
Granted	290	$168.49
Vested	(346)	$116.26
Forfeited	(48)	$147.79
Unvested as of December 31, 2022	864	$147.00

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2022 was performed by the Management Development and Compensation Committee of our Board of Directors in January 2023. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2022. The “vested” PSUs are for the three-year performance period ended December 31, 2021, as achievement of performance results and corresponding vesting was determined in February 2022. The performance of the Company’s common stock for purposes of the TSR PSUs exceeded target performance criteria, and the Company’s financial results, as measured for purposes of the Cash Flow PSUs, exceeded the maximum performance criteria. Accordingly, recipients of the PSU awards received a payout of 167.78% of the vested TSR PSUs and 200% of the vested Cash Flow PSUs. In February 2022, approximately 637,000 PSUs vested and we issued approximately 420,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2022, 2021 and 2020 for prior PSU award grants had a fair market value of $91 million, $74 million and $89 million, respectively.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2022, we had approximately 179,000 vested deferred units outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Stock options granted prior to 2021 vest in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. Beginning in 2021, stock options granted vest ratably in three annual increments, beginning on the first anniversary of the date of grant. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2022	3,206	$92.53
Granted	477	$145.67
Exercised (a)	(675)	$88.54
Forfeited or expired	(85)	$124.31
Outstanding as of December 31, 2022 (b)	2,923	$101.22
Exercisable as of December 31, 2022 (c)	1,762	$83.34
(a)	Includes approximately 141,000 stock options exercised pursuant to Rule 10b5-1 trading plans that provided for net share settlement, resulting in the Company withholding approximately 112,000 shares of our common stock to cover the associated stock option exercise price and taxes.
(b)	Stock options outstanding as of December 31, 2022 have a weighted average remaining contractual term of 6.2 years and an aggregate intrinsic value of $163 million based on the market value of our common stock on December 31, 2022.
(c)	Stock options exercisable as of December 31, 2022 have an aggregate intrinsic value of $130 million based on the market value of our common stock on December 31, 2022.

During 2022, 2021 and 2020, we received cash proceeds of $44 million, $66 million and $63 million, respectively, from the exercise of 675,000, 962,000 and 1,039,000 of employee stock options. The aggregate intrinsic value of stock options exercised during 2022, 2021 and 2020 was $51 million, $66 million and $58 million, respectively.

Stock options exercisable as of December 31, 2022 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$36.88-$50.00	166	$40.31	1.0
$50.01-$70.00	355	$55.53	2.7
$70.01-$100.00	888	$87.95	5.3
$100.01-$145.67	353	$119.87	7.6
$36.88-$145.67	1,762	$83.34	5.0

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $26.44, $17.25 and $15.82, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2022		2021		2020
Expected option life	4.7	years	4.7	years	4.6	years
Expected volatility	23.4%		23.2%		16.6%
Expected dividend yield	1.8%		2.1%		1.7%
Risk-free interest rate	1.6%		0.6%		1.4%

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

For the years ended December 31, 2022, 2021 and 2020, we recognized $71 million, $94 million and $79 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2022, 2021 and 2020 includes related income tax benefits of $14 million, $18 million and $15 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2022, we estimate that $45 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2022	2021	2020
Number of common shares outstanding at end of period	407.9	416.1	422.8
Effect of using weighted average common shares outstanding	4.9	4.3	0.2
Weighted average basic common shares outstanding	412.8	420.4	423.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.2	2.5	2.1
Weighted average diluted common shares outstanding	415.0	422.9	425.1
Potentially issuable shares	5.2	5.7	6.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.1	0.6	1.6

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

	2022	2021
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$240	$38
Equity securities	37	25
Significant other observable inputs (Level 2):
Available-for-sale securities	360	395
Significant unobservable inputs (Level 3):
Redeemable preferred stock	56	49
Total Assets	$693	$507

See Note 11 for information related to our nonrecurring fair value measurements and the impact of impairments. See Note 17 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisitions.

Cash Equivalents and Money Market Funds

Cash equivalents primarily include short-term interest-bearing instruments with maturities of three months or less. We invest portions of our restricted trust funds in money market funds and we measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our cash equivalents and money market funds approximates our cost basis in these instruments.

Equity Securities

We invest portions of our restricted trust funds in equity securities and we measure the fair value of these securities using quoted prices in active markets for identical assets. Any changes in fair value of these securities related to unrealized gains and losses have been appropriately reflected as a component of other income (expense).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

Our available-for-sale securities include restricted trust funds and an investment in an unconsolidated entity, as discussed in Note 18. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities, which generally mature over the next nine years. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

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

Fair Value of Debt

As of December 31, 2022 and 2021, the carrying value of our debt was $15.0 billion and $13.4 billion, respectively. The estimated fair value of our debt was approximately $13.8 billion and $14.1 billion as of December 31, 2022 and 2021, respectively. The decrease in the fair value of debt is primarily related to increases in current market rates of our senior notes, the impacts of which were substantially offset by net borrowings of $1.4 billion during 2022.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2022 and 2021. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

17.  Acquisitions and Divestitures

Acquisitions

2022 Acquisitions

During the year ended December 31, 2022, we acquired 13 businesses, including the acquisition of a controlling interest in a business intended to allow us to deliver new recycling capabilities for our customers and provide circular solutions for film and clear plastic wrap used commercially, such as plastic stretch wrap for pallets, furniture film, grocery bags and potentially shrink wrap around food and beverage containers. Our other acquisitions in 2022 primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $507 million, which included $372 million in net cash paid and $135 million in non-cash consideration, primarily related to purchase price holdbacks and the conversion of $67 million in secured convertible promissory notes receivable into equity of the acquired business. In addition, we paid $5 million of holdbacks related to prior year acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total consideration for our 2022 acquisitions was primarily allocated to $138 million of property and equipment, $64 million of other intangible assets, $325 million of goodwill and $14 million of noncontrolling interests. Other intangible assets included $45 million of customer relationships and $19 million of covenants not-to-compete.

We remain in the measurement period for most of our 2022 acquisitions, and further adjustments to our preliminary purchase price allocations may occur, specifically for the valuation of certain acquired intangibles. The goodwill related to our 2022 acquisitions was primarily a result of expected synergies from combining the acquired businesses with our existing operations, of which less than half was tax deductible.

2021 Acquisitions

During the year ended December 31, 2021, we acquired 11 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $94 million, which included $73 million in net cash paid and $21 million of other consideration, primarily purchase price holdbacks and the settlement of a preexisting promissory note with one of the acquired businesses. In addition, we paid $3 million of holdbacks, primarily related to current year acquisitions.

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

For the year ended December 31, 2022 and 2021, we incurred integration related costs of $10 million and $51 million, respectively, and for the year ended December 31, 2020, we incurred acquisition and integration related costs of $156 million, which were primarily classified as “Selling, general and administrative expenses.” The post-closing operating results of Advanced Disposal have been included in our consolidated financial statements, within our existing reportable segments. Post-closing through December 31, 2020, Advanced Disposal recognized $205 million, $142 million and $60 million of revenue, operating expenses and selling, general and administrative expenses, respectively, which are included in our Consolidated Statement of Operations.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Advanced Disposal as though the companies had been combined as of January 1, 2020. Examples of adjustments made to arrive at the pro forma amounts include, but are not limited to, the following:

•The effect of divestitures required by the U.S. Department of Justice;

•Intercompany true-ups based on acquisition/divestiture activity;

•Transaction expenses incurred by us and Advanced Disposal;

•Adjustments to depreciation and amortization expense due to step-up in fair value of the acquired assets; and

•Interest expense adjustments.

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2020 for the year ended December 31 (in millions, except per share amounts):

2020
Operating revenues	$16,192
Net income attributable to Waste Management, Inc.	1,685
Basic earnings per common share	3.99
Diluted earnings per common share	3.96

Weighted average common shares outstanding:
Basic	423
Diluted	425

Divestitures

In 2022, 2021 and 2020, the aggregate sales price for divestitures of certain landfill assets, as well as collection, hauling, disposal and ancillary operations, was $6 million, $48 million and $856 million, and we recognized net gains of $5 million, $44 million and $33 million, respectively. In 2021, divestitures primarily related to the sale of certain non-strategic Canadian operations, as discussed in Note 11. In 2020, divestitures primarily consisted of assets required to be sold by the U.S. Department of Justice in connection with our acquisition of Advanced Disposal, as discussed above. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $321 million and $178 million as of December 31, 2022 and 2021, respectively. The debt balance related to our investments in low-income housing properties was $295 million and $156 million as of December 31, 2022 and 2021, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $93 million and $110 million as of December 31, 2022 and 2021, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $113 million and $117 million as of December 31, 2022 and 2021, respectively.

19.  Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Each of our Solid Waste operating segments provides integrated environmental services, including collection, transfer, recycling, and disposal. The East and West Tiers are presented in this report and constitute our existing Solid Waste business.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments as of December 31 and for the year then ended is shown in the following table (in millions):

	Gross	Intercompany	Net	Income	Depreciation,	Capital	Total
	Operating	Operating	Operating	from	Depletion and	Expenditures	Assets
	Revenues	Revenues(d)	Revenues	Operations(e)	Amortization	(f)	(g)(h)
Years Ended December 31:
2022
Solid Waste:
East Tier	$10,283	$(1,977)	$8,306	$2,249	$998	$1,129	$14,741
West Tier	10,190	(2,123)	8,067	2,346	878	1,047	11,916
Solid Waste (a)	20,473	(4,100)	16,373	4,595	1,876	2,176	26,657
Other (b)	3,545	(220)	3,325	26	66	328	1,972
	24,018	(4,320)	19,698	4,621	1,942	2,504	28,629
Corporate and Other (c)	—	—	—	(1,256)	96	305	3,048
Total	$24,018	$(4,320)	$19,698	$3,365	$2,038	$2,809	$31,677

2021
Solid Waste:
East Tier	$9,278	$(1,738)	$7,540	$2,037	$970	$708	$14,269
West Tier	9,369	(1,908)	7,461	2,103	883	579	11,476
Solid Waste (a)	18,647	(3,646)	15,001	4,140	1,853	1,287	25,745
Other (b)	3,046	(116)	2,930	34	70	181	1,275
	21,693	(3,762)	17,931	4,174	1,923	1,468	27,020
Corporate and Other (c)	—	—	—	(1,209)	76	571	2,372
Total	$21,693	$(3,762)	$17,931	$2,965	$1,999	$2,039	$29,392

2020
Solid Waste:
East Tier	$7,873	$(1,503)	$6,370	$1,672	$801	$537	$14,274
West Tier	8,241	(1,657)	6,584	1,800	738	465	11,501
Solid Waste (a)	16,114	(3,160)	12,954	3,472	1,539	1,002	25,775
Other (b)	2,364	(100)	2,264	(42)	87	75	2,064
	18,478	(3,260)	15,218	3,430	1,626	1,077	27,839
Corporate and Other (c)	—	—	—	(996)	45	508	1,810
Total	$18,478	$(3,260)	$15,218	$2,434	$1,671	$1,585	$29,649
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased in 2022, as compared with 2021, primarily due to revenue growth in our collection and disposal businesses driven by both yield and volume. This increase was partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments; (iii) divestitures, asset impairments and unusual items, discussed in Note 11 above, that impacted our East Tier results and (iv) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from operations in our Solid Waste business increased in 2021, as compared with 2020, primarily due to (i) revenue growth in our collection and disposal businesses driven by both yield and volume, as well as the acquisition of Advanced Disposal; (ii) improved profitability in our recycling business from higher market prices for recycling commodities and improved costs at facilities where we have made investments in enhanced technology and equipment and (iii) changes from divestitures, asset impairments and unusual items, discussed in Note 11, that impacted both Tiers’ results. These increases were partially offset by (i) labor cost pressure from frontline employee wage adjustments, increased turnover driving up training costs and higher overtime due to driver shortages and volume growth; (ii) increased landfill depletion from higher volumes and revisions in landfill estimates, including the anticipated timing of capping, closure and post-closure activities at certain landfills and adjustments in 2020 to the inflation rate used to estimate capping, closure, and post-closure asset retirement obligations that benefitted costs in 2020 and (iii) inflationary cost pressures. During 2021, the positive earnings contributions from Advanced Disposal were offset by elevated depreciation, depletion and amortization of acquired assets.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our SES business and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The decrease in income from operations in 2022, as compared with 2021, was due to the recognition of acquisition and integration-related costs, as well as, a prior year gain from divestitures of certain ancillary operations in our Other segment, discussed in Note 11, partially offset by improved profitability in our SES and WMSBS businesses. The increase in income from operations for 2021, as compared to 2020, was primarily driven by increased market values for renewable energy credits generated by our WM Renewable Energy business.

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

These costs increased in 2022, as compared with 2021, primarily due to strategic investments in our digital platform and sustainability initiatives, partially offset by lower acquisition and integration related costs.

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

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(e)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 2.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2022	2021	2020
Total assets, as reported above	$31,677	$29,392	$29,649
Elimination of intercompany investments and advances	(310)	(295)	(304)
Total assets, per Consolidated Balance Sheet	$31,367	$29,097	$29,345

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Tiers and our recycling brokerage services are included as part of our “Other” operations. The following table presents changes in goodwill during the reported periods by segment (in millions):

	Solid Waste
	East Tier	West Tier	Other	Total
Balance, December 31, 2020	$5,101	$3,823	$70	$8,994
Acquired goodwill (a)	27	15	34	76
Divested goodwill	(11)	(7)	(29)	(47)
Foreign currency translation and other	3	2	—	5
Balance, December 31, 2021	$5,120	$3,833	$75	$9,028
Acquired goodwill	92	24	209	325
Divested goodwill	—	—	—	—
Foreign currency translation and other	(30)	—	—	(30)
Balance, December 31, 2022	$5,182	$3,857	$284	$9,323
(a)	Includes $26 million of post-closing acquisition adjustments related to our acquisition of Advanced Disposal.

The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	2022	2021	2020
Commercial	$5,450	$4,760	$4,102
Industrial	3,681	3,210	2,770
Residential	3,339	3,172	2,716
Other collection	699	533	465
Total collection	13,169	11,675	10,053
Landfill	4,600	4,153	3,667
Transfer	2,143	2,072	1,855
Recycling	1,701	1,681	1,127
Other (a)	2,405	2,112	1,776
Intercompany (b)	(4,320)	(3,762)	(3,260)
Total	$19,698	$17,931	$15,218
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business and (iii) certain other expanded service offerings and solutions and reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our 2020 operating results were negatively impacted by COVID-19, as volume declines began in March 2020 in our landfill, industrial and commercial collection businesses due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Throughout 2021 and 2022, our volumes recovered from the sharp decline experienced in 2020, with minimal impact from the resurgence in transmission of COVID-19 associated with recent virus variants, as communities and businesses remained open. However, the potential for future resurgence in transmission of COVID-19 and related business closures, due to virus variants or other pandemic conditions, could adversely impact our volumes and costs in the future.

Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations.

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

Net operating revenues relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2022	2021	2020
U.S.	$18,860	$17,136	$14,505
Canada	838	795	713
Total	$19,698	$17,931	$15,218

Property and equipment, net of accumulated depreciation and depletion, relating to operations in the U.S. and Canada for the year ended December 31 are as follows (in millions):

	2022	2021	2020
U.S.	$14,725	$13,428	$13,168
Canada	994	991	980
Total	$15,719	$14,419	$14,148

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K) at a reasonable assurance level.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system. These new system implementations were achieved after a multi-year review of existing accounting, reporting and human capital processes and the design and configuration of system-enabled enhancements to such processes. The changes in our general ledger, finance enterprise resource planning and human capital management systems were subject to thorough testing and review by internal and external parties both before and after implementation.

While these systems implementations enhance our framework for internal control over financial reporting, management, together with our CEO and CFO, has determined that the changes in our internal controls over financial reporting during the quarter ended December 31, 2022 have not been material and are not reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 9, 2023. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at www.wm.com in the section “ESG — Corporate Governance” on the “Investors” page.

Item 11.   Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections entitled “Board of Directors — Compensation Committee Report,” “— Compensation Committee Interlocks and Insider Participation,” “— Non-Employee Director Compensation,” “Executive Compensation — Compensation Discussion and Analysis,” “— Executive Compensation Tables” and “— Pay Versus Performance” in the Proxy Statement.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 8, 2022].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].
4.4	—

Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.15% Senior Notes due 2032 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2022].

4.9	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.15% Senior Notes due 2032 [incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2022].

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.2†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 2020].
10.3†	—	Second Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022].
10.4†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.5†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.6†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.7†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.8	—

$3.5 Billion Sixth Amended and Restated Revolving Credit Agreement dated as of May 27, 2022 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 27, 2022].

10.9	—

$1.0 Billion Term Loan Credit Agreement dated as of May 27, 2022 by and among Waste Management, Inc., Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 27, 2022].

10.10	—

Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, RBC Capital Markets, LLC and Siebert Williams Shank & Co., LLC as Dealer [incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016].

10.11*	—	Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and U.S. Bank Trust Company, National Association dated October 28, 2022.
10.12†	—

First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. dated December 22, 2017 [incorporated by reference to Exhibit 10.2 to Form 8-K dated December 22, 2017].

10.13†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].
10.14†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.15†	—

Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2017].

10.16†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.17†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.18†	—	Form of 2020 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2020].
10.19†	—	Form of 2021 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2021].
10.20†	—	Form of 2021 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2021].
10.21†	—	Form of 2022 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2022].
10.22†	—	Form of 2022 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2022].
21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.

23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 7, 2023
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Executive Vice President and	February 7, 2023
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 7, 2023
Leslie K. Nagy	(Principal Accounting Officer)

/s/ ANDRÉS R. GLUSKI	Director	February 7, 2023
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 7, 2023
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 7, 2023
Kathleen M. Mazzarella

/s/ SEAN E. MENKE	Director	February 7, 2023
Sean E. Menke

/s/ WILLIAM B. PLUMMER	Director	February 7, 2023
William B. Plummer

/s/ JOHN C. POPE	Director	February 7, 2023
John C. Pope

/s/ MARYROSE T. SYLVESTER	Director	February 7, 2023
Maryrose T. Sylvester

/s/ THOMAS H. WEIDEMEYER	Chairman of the Board and Director	February 7, 2023
Thomas H. Weidemeyer