Form 10-Q
period 2023-03-31
WASTE MANAGEMENT INC
filed 2023-04-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 24, 2023 was 406,816,705 (excluding treasury shares of 223,465,756).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257	$351
Accounts receivable, net of allowance for doubtful accounts of $26 and $26, respectively	2,418	2,461
Other receivables, net of allowance for doubtful accounts of $5 and $7, respectively	190	291
Parts and supplies	170	164
Other assets	336	284
Total current assets	3,371	3,551
Property and equipment, net of accumulated depreciation and depletion of $22,027 and $21,627, respectively	15,705	15,719
Goodwill	9,344	9,323
Other intangible assets, net	823	827
Restricted funds	476	348
Investments in unconsolidated entities	569	578
Other assets	1,002	1,021
Total assets	$31,290	$31,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,510	$1,766
Accrued liabilities	1,426	1,625
Deferred revenues	584	589
Current portion of long-term debt	336	414
Total current liabilities	3,856	4,394
Long-term debt, less current portion	15,034	14,570
Deferred income taxes	1,784	1,733
Landfill and environmental remediation liabilities	2,729	2,700
Other liabilities	1,079	1,106
Total liabilities	24,482	24,503
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,244	5,314
Retained earnings	13,414	13,167
Accumulated other comprehensive (loss) income	(57)	(69)
Treasury stock at cost 223,491,127 and 222,396,166 shares, respectively	(11,813)	(11,569)
Total Waste Management, Inc. stockholders’ equity	6,794	6,849
Noncontrolling interests	14	15
Total equity	6,808	6,864
Total liabilities and equity	$31,290	$31,367

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues	$4,892	$4,661
Costs and expenses:
Operating	3,086	2,903
Selling, general and administrative	476	491
Depreciation, depletion and amortization	505	482
Restructuring	3	—
(Gain) loss from divestitures, asset impairments and unusual items, net	(3)	17
	4,067	3,893
Income from operations	825	768
Other income (expense):
Interest expense, net	(120)	(85)
Equity in net losses of unconsolidated entities	(11)	(15)
Other, net	2	3
	(129)	(97)
Income before income taxes	696	671
Income tax expense	164	157
Consolidated net income	532	514
Less: Net income (loss) attributable to noncontrolling interests	(1)	1
Net income attributable to Waste Management, Inc.	$533	$513
Basic earnings per common share	$1.31	$1.24
Diluted earnings per common share	$1.30	$1.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Consolidated net income	$532	$514
Other comprehensive income (loss), net of tax:
Derivative instruments, net	5	1
Available-for-sale securities, net	5	(13)
Foreign currency translation adjustments	2	10
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	12	(2)
Comprehensive income	544	512
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to Waste Management, Inc.	$545	$511

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$532	$514
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	505	482
Deferred income tax expense (benefit)	42	(11)
Interest accretion on landfill and environmental remediation liabilities	32	28
Provision for bad debts	9	10
Equity-based compensation expense	26	25
Net gain on disposal of assets	(10)	(4)
(Gain) loss from divestitures, asset impairments and other, net	(3)	17
Equity in net losses of unconsolidated entities, net of dividends	11	15
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	138	93
Other current assets	(51)	(20)
Other assets	22	19
Accounts payable and accrued liabilities	(145)	101
Deferred revenues and other liabilities	(64)	(11)
Net cash provided by operating activities	1,044	1,258
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(34)	(9)
Capital expenditures	(660)	(418)
Proceeds from divestitures of businesses and other assets, net of cash divested	11	5
Other, net	(95)	(150)
Net cash used in investing activities	(778)	(572)
Cash flows from financing activities:
New borrowings	6,885	2,362
Debt repayments	(6,548)	(2,471)
Common stock repurchase program	(350)	(250)
Cash dividends	(289)	(275)
Exercise of common stock options	12	9
Tax payments associated with equity-based compensation transactions	(28)	(34)
Other, net	(1)	24
Net cash used in financing activities	(319)	(635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	1
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(53)	52
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	445	194
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$392	$246

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$257	$155
Restricted cash and cash equivalents included in other current assets	62	20
Restricted cash and cash equivalents included in restricted funds	73	71
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$392	$246

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	532	—	—	—	533	—	—	—	(1)
Other comprehensive income (loss), net of tax	12	—	—	—	—	12	—	—	—
Cash dividends declared of $0.70 per common share	(289)	—	—	—	(289)	—	—	—	—
Equity-based compensation transactions, net	42	—	—	—	3	—	766	39	—
Common stock repurchase program	(353)	—	—	(70)	—	—	(1,862)	(283)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, March 31, 2023	$6,808	630,282	$6	$5,244	$13,414	$(57)	(223,491)	$(11,813)	$14

2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	514	—	—	—	513	—	—	—	1
Other comprehensive income (loss), net of tax	(2)	—	—	—	—	(2)	—	—	—
Cash dividends declared of $0.65 per common share	(275)	—	—	—	(275)	—	—	—	—
Equity-based compensation transactions, net	34	—	—	(11)	5	—	862	40	—
Common stock repurchase program	(250)	—	—	20	—	—	(1,806)	(270)	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2022	$7,146	630,282	$6	$5,178	$12,247	$15	(215,102)	$(10,302)	$2

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries and our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet.

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

The Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of both March 31, 2023 and December 31, 2022, we had $192 million of deferred contract costs, of which $139 million and $137 million, respectively, were related to deferred sales incentives.

Leases

Amounts for our operating lease right-of-use assets are recorded in long-term other assets and the current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation and depletion, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2023			December 31, 2022
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$136	$32	$168	$137	$31	$168
Long-term	2,561	168	2,729	2,527	173	2,700
	$2,697	$200	$2,897	$2,664	$204	$2,868

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2023 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2022	$2,664	$204
Obligations incurred and capitalized	20	—
Obligations settled	(22)	(6)
Interest accretion	30	2
Revisions in estimates and interest rate assumptions	5	—
Acquisitions, divestitures and other adjustments	—	—
March 31, 2023	$2,697	$200

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2023:

	March 31,	December 31,
	2023	2022
Commercial paper program (weighted average interest rate of 5.2% as of March 31, 2023 and 4.9% as of December 31, 2022)	$863	$1,730
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.4% as of March 31, 2023 and 3.2% as of December 31, 2022)	9,876	8,626
Term Loan maturing May 2024, (interest rate of 5.6% as of March 31, 2023 and 5.1% as of December 31, 2022)	1,000	1,000
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	370	369
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.4% to 4.4% (weighted average interest rate of 2.8% as of March 31, 2023 and 2.7% as of December 31, 2022)	2,648	2,648
Financing leases and other, maturing through 2071 (weighted average interest rate of 4.7% as of March 31, 2023 and December 31, 2022) (a)	704	699
Debt issuance costs, discounts and other	(91)	(88)
	15,370	14,984
Current portion of long-term debt	336	414
Long-term debt, less current portion	$15,034	$14,570
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of March 31, 2023, we had approximately $2.3 billion of debt maturing within the next 12 months, including (i) $861 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $186 million of other debt with scheduled maturities within the next 12 months, including $65 million of tax-exempt bonds. As of March 31, 2023, we have classified $1.9 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $336 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities, Commercial Paper Program and Term Loan

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2027, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of March 31, 2023, we had no outstanding borrowings under this facility. We had $165 million of letters of credit issued and $861 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 billion as of March 31, 2023. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2023, we had $861 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

$1.0 Billion, Two-Year, Term Credit Agreement — In May 2022, we entered into a $1.0 billion, two-year, U.S. term credit agreement (“Term Loan”) maturing May 2024 to be used for general corporate purposes. The interest rate we pay on our outstanding balance is generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of March 31, 2023, we had $1.0 billion of outstanding borrowings under our Term Loan. WM Holdings also guarantees all of the obligations under the Term Loan.

Other Letter of Credit Lines — As of March 31, 2023, we had utilized $796 million of other uncommitted letter of credit lines, with terms maturing through December 2026.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended March 31, 2023, we made cash repayments of $6.5 billion, which were partially offset by $5.6 billion of cash borrowings (net of related discount on issuance).

Senior Notes — In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to repay $867 million of outstanding borrowings under our commercial paper program and utilized the remaining $373 million, combined with our net cash provided by operating activities of $1.04 billion, for general corporate purposes including for example, payment of dividends, common stock repurchases and investments in the business through capital expenditures and acquisitions.

Financing Leases and Other — The increase in our financing leases and other debt obligations during the three months ended March 31, 2023 is due to an increase of $33 million primarily related to non-cash financing leases, partially offset by $28 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 23.6% and 23.5% for the three months ended March 31, 2023 and 2022, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Equity-Based Compensation — During the three months ended March 31, 2023, and 2022, we recognized a reduction in our income tax expense of $7 million and $10 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

Adjustments to Accruals and Related Deferred Taxes — There were no adjustments to accruals and related deferred taxes during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recognized an increase in our income tax expense of $3 million for adjustments to accruals and related deferred taxes.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2033 under Section 42 or Section 45D of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, we recognized $13 million and $14 million of net losses, respectively, and a reduction in our income tax expense of $22 million and $23 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three months ended March 31, 2023 and 2022, we recognized interest expense of $4 million and $3 million, respectively, associated with our investments in low-income housing properties. See Note 12 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2023	2022
Number of common shares outstanding at end of period	406.8	415.2
Effect of using weighted average common shares outstanding	0.6	0.5
Weighted average basic common shares outstanding	407.4	415.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.6	2.1
Weighted average diluted common shares outstanding	409.0	417.8
Potentially issuable shares	5.6	5.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.8	1.8

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

As of March 31, 2023, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 17 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $130 million higher than the $200 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2023. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2023, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of March 31, 2023 and December 31, 2022, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $69 million and $68 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. We will vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of March 31, 2023 and December 31, 2022, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2022 and 2023 tax years and expect the audits to be completed within the next 24 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
2023
Solid Waste:
East Tier	$2,642	$(534)	$2,108	$550
West Tier	2,537	(554)	1,983	572
Solid Waste (a)	5,179	(1,088)	4,091	1,122
Other (b)	855	(54)	801	(4)
	6,034	(1,142)	4,892	1,118
Corporate and Other (c)	—	—	—	(293)
Total	$6,034	$(1,142)	$4,892	$825

2022
Solid Waste:
East Tier	$2,383	$(445)	$1,938	$531
West Tier	2,406	(490)	1,916	549
Solid Waste (a)	4,789	(935)	3,854	1,080
Other (b)	857	(50)	807	1
	5,646	(985)	4,661	1,081
Corporate and Other (c)	—	—	—	(313)
Total	$5,646	$(985)	$4,661	$768
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal business driven by both yield and volume and (ii) fuel tax credits recognized in the current year which were nominal in the prior year period as the majority of our fuel tax credits were not recognized until August 2022 due to the timing of the Inflationary Reduction Act of 2022. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.

(b)	“Other” includes (i) elements of our Strategic Business Solutions (“WMSBS”) business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our Sustainability and Environmental Solutions business and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business due to lower market values for renewable fuel standard credits and lower energy prices and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The increase in income from operations was primarily driven by (i) lower annual incentive compensation and (ii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These were partially offset by an increase in health and welfare costs driven by higher inflation and utilization of employee medical benefits.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2023	2022
Commercial	$1,412	$1,287
Industrial	933	836
Residential	854	805
Other collection	172	153
Total collection	3,371	3,081
Landfill	1,152	1,051
Transfer	540	486
Recycling	358	453
Other (a)	613	575
Intercompany (b)	(1,142)	(985)
Total	$4,892	$4,661
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas to energy operations managed by our WM Renewable Energy business and (iii) certain other expanded service offerings and solutions and reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the first quarter of 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

9.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2, $1, $0 and $0, respectively	5	5	2	—	12
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	—	—	—	—	—
Net current period other comprehensive income (loss)	5	5	2	—	12
Balance, March 31, 2023	$8	$24	$(92)	$3	$(57)

10.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In February 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and received 1.9 million shares based on a stock price of $150.34, exclusive of the 1% excise tax discussed below. The final number of shares to be repurchased and the final average price per share under the ASR agreement, exclusive of the 1% excise tax, will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in April 2023.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and recorded a corresponding liability for the excise taxes payable in accrued liabilities in our Condensed Consolidated Balance Sheet.

As of March 31, 2023, the Company has authorization for $1.15 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

11.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2023	2022
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$186	$240
Equity securities	39	37
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	451	360
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	56	56
Total Assets	$732	$693
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.
(b)	Our investment, which is classified as an available-for-sale debt security, has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

Fair Value of Debt

As of March 31, 2023 and December 31, 2022, the carrying value of our debt was $15.4 billion and $15.0 billion. The estimated fair value of our debt was approximately $14.4 billion and $13.8 billion as of March 31, 2023 and December 31, 2022, respectively. The increase in the fair value of debt is primarily due to net borrowings of $337 million in 2023 and, to a lesser extent, changes in the current market rates of our senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2023 and December 31, 2022. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $309 million and $321 million as of March 31, 2023 and December 31, 2022, respectively. The debt balance related to our investments in low-income housing properties was $278 million and $295 million as of March 31, 2023 and December 31, 2022, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $95 million and $93 million as of March 31, 2023 and December 31, 2022, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $118 million and $113 million as of March 31, 2023 and December 31, 2022, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions; environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy and environmental, social and governance (“ESG”) performance and disclosure; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from extreme weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives; public health risk, increased costs and disruption due to a future resurgence of pandemic conditions and restrictions; macroeconomic conditions, geopolitical conflict and market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; and decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by Part II, Item 1A. Risk Factors, included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel for our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services.

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

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customer will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant planned investments in our WM Renewable Energy and recycling businesses, while increasing automation and reducing labor dependency. We are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection, and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2022 Sustainability Report providing details on our ESG performance and outlining new 2030 ESG goals.

The Sustainability Report conveys the strong linkage between the Company’s ESG goals and our growth strategy, inclusive of the planned expansion of the Company’s recycling and WM Renewable Energy businesses. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions and other macroeconomic trends can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation. Volume changes can fluctuate significantly by line of business and volume changes in higher margin businesses can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Enhancements made through these initiatives are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. Our next and ongoing phase is to prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection, while further elevating our customer self-service through digitalization and implementing technologies to enhance the safety, reliability and efficiency of our collection operations. Additionally, in 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system, which will drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

Macroeconomic pressures, including inflation and rising interest rates, and market disruption, resulting in labor, supply chain and transportation constraints, are continuing. Significant global supply chain disruption and the heightened pace of inflation have reduced availability and increased costs for the goods and services we purchase, with a particular impact on our repair and maintenance costs, as well as subcontractor costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive.

With the significant decline in commodity prices that started in the second half of 2022 and have continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses, specifically within our recycling and WM Renewable Energy businesses. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to focus on adjusting our business models to protect against the down-side risk by spreading the inherent risk of changes in commodity prices across the vertically integrated value chain. The extent and duration of the impact of labor, supply chain, transportation and commodity price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; future resurgence of pandemic conditions and restrictions; geopolitical conflicts and responses and supply and demand for commodities. As we experience inflationary cost pressures, we focus on our pricing efforts, as well as operating efficiencies and cost controls to maintain our earnings and cash flow and facilitate growth. With these macroeconomic pressures, we remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Quarter Financial Results

During the first quarter of 2023, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, improving our operations through the use of technology and automation, and investing in growth through our recycling and WM Renewable Energy businesses. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin. We were able to achieve these results despite high inflationary cost pressures. We remain diligent in offering a competitively profitable service that meets the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the first quarter of 2023, we allocated $660 million of available cash to capital expenditures and $639 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the first quarter include:

●	Revenues of $4,892 million, compared with $4,661 million in the prior year period, an increase of $231 million, or 5.0%. The increase is primarily attributable to (i) higher yield in our collection and disposal business; (ii) volume growth; (iii) increases from our fuel surcharge program and (iv) acquisitions, net of divestitures. These increases were partially offset by commodity price declines in our recycling and WM Renewable Energy businesses;
●	Operating expenses of $3,086 million, or 63.1% of revenues, compared with $2,903 million, or 62.3% of revenues, in the prior year period. The $183 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments and annual merit increases. These increases were offset, in part, by commodity-driven business impacts from lower recycling rebates reflected in costs of goods sold;
●	Selling, general and administrative expenses were $476 million, or 9.7% of revenues, compared with $491 million, or 10.5% of revenues, in the prior year period. The $15 million decrease is primarily attributable to reduced professional fees in connection with investments in our digital platform, as certain strategic digital projects have now been implemented. This decrease was offset, in part, by an increase in labor-related costs due to annual merit increases for our employees;
●	Income from operations was $825 million, or 16.9% of revenues, compared with $768 million, or 16.5% of revenues, in the prior year period. The improved earnings in the current quarter are driven by deliberate steps to grow revenue and to reduce selling, general and administrative expense, which offset increases in operating expenses and depreciation, depletion and amortization expenses;
●	Net income attributable to Waste Management, Inc. was $533 million, or $1.30 per diluted share, compared with $513 million, or $1.23 per diluted share, in the prior year period. The increase in income from operations discussed above, was partially offset by increases in interest expense and income tax expense;
●	Net cash provided by operating activities was $1,044 million compared with $1,258 million in the prior year period, with the decrease driven by (i) unfavorable changes in working capital, net of effects of acquisitions and divestitures; (ii) higher incentive compensation payments and (iii) higher interest payments. This decrease was partially offset by (i) increased earnings attributable to our collection and disposal business and (ii) lower income taxes in the current period due to timing of payments; and
●	Free cash flow was $395 million compared with $845 million in the prior year period. The decrease in free cash flow is primarily attributable to (i) an increase in capital spending, primarily driven by our intentional investment in sustainability growth projects as well as timing differences in our fixed asset purchases to support our ongoing operations and (ii) a decrease in net cash provided by operating activities as discussed above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Sustainability and Environmental Solutions (“SES”) businesses, which include landfill gas-to-energy services, environmental solutions services and recycling brokerage services. We also offer certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2023	2022
Commercial	$1,412	$1,287
Industrial	933	836
Residential	854	805
Other collection	172	153
Total collection	3,371	3,081
Landfill	1,152	1,051
Transfer	540	486
Recycling	358	453
Other (a)	613	575
Intercompany (b)	(1,142)	(985)
Total	$4,892	$4,661
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business and (iii) certain other expanded service offerings and solutions and reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2023 vs. 2022
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$244	6.2%
Recycling and WM Renewable Energy (c)(d)	(141)	(28.0)
Fuel surcharges and mandated fees (d)	44	21.1
Total average yield (e)			$147	3.1%
Volume			55	1.2
Internal revenue growth			202	4.3
Acquisitions			43	0.9
Divestitures			(2)	—
Foreign currency translation			(12)	(0.2)
Total			$231	5.0%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our recycling and WM Renewable Energy businesses, as well as changes in fees in our recycling business.
(d)	Beginning in 2023, Recycling and WM Renewable Energy includes changes in our revenue attributable to our WM Renewable Energy business. Previously these changes in revenue were included in fuel surcharges and mandated fees. We have revised our prior year results to conform with the current year presentation.
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2023 vs. 2022
		As a % of
		Related
	Amount	Business
Commercial	$85	7.2%
Industrial	77	10.0
Residential	43	5.6
Total collection	205	7.2
Landfill	17	2.7
Transfer	22	8.9
Total collection and disposal	$244	6.2%

Our overall pricing efforts are focused on recovering the cost to service our customers that we experience in our business by increasing our average unit rate. We experienced strong average yield growth in our collection line of business of 7.2% for the first quarter of 2023. We are driving improved profitability in our residential line of business to better align the price charged for services we provide to our customers with the costs to provide the services, resulting in increased average yield of 5.6% for the first quarter of 2023. We are also continuing to see growth in our disposal business with our municipal solid waste business experiencing average yield of 5.4% for the first quarter of 2023.

Recycling and WM Renewable Energy — The downturn in the market prices for recycling commodities in the second half of 2022 continued into the first quarter of 2023. Decreases in the market prices for recycling commodities resulted in a revenue decline of $122 million for the first quarter of 2023, as compared with the prior year period. During the first quarter of 2023, average market prices for single-stream recycled commodities were about 60% lower compared to the prior year period, resulting from the slowdown in the global economy which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. Additionally, revenue declined $19 million in our WM Renewable Energy business, as compared to the prior year period, primarily driven by decreases in the value of renewable fuel standard credits and lower energy prices.

Fuel Surcharges and Mandated Fees — These fees, which include our fuel surcharge program and other mandated fees, increased $44 million for the first quarter of 2023, as compared with the prior year period. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel, and also vary with changes in our volume-based revenue activity. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the first quarter of 2023, as compared with the prior year period.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $55 million, or 1.2%, for the first quarter of 2023, as compared with the prior year period. Our collection and disposal business volumes grew 1.1% in the first quarter of 2023, as compared with the prior year period, driven by an increase in disposal volumes which was partially offset by a modest decrease in collection volumes.

Volume growth during the first quarter of 2023 was primarily driven by volumes at our landfills as our construction and demolition landfill volumes were favorably impacted by the continued clean-up efforts in our East Tier from Hurricane Ian which occurred in late 2022. Special waste volumes at our landfills continue to be strong primarily due to higher contributions from event-driven projects. In addition, our WMSBS business volumes grew as a result of our continued focus on a differentiated service model for national accounts customers. However, these increases have been partially offset by our intentional efforts to reduce unprofitable residential collection volumes.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2023		2022
Labor and related benefits	$914	18.7%	$814	17.5%
Transfer and disposal costs	307	6.3	282	6.0
Maintenance and repairs	491	10.0	422	9.1
Subcontractor costs	509	10.4	457	9.8
Cost of goods sold	185	3.8	263	5.6
Fuel	139	2.8	134	2.9
Disposal and franchise fees and taxes	170	3.5	167	3.6
Landfill operating costs	117	2.4	96	2.1
Risk management	73	1.5	95	2.0
Other	181	3.7	173	3.7
	$3,086	63.1%	$2,903	62.3%

Our operating expenses for the first quarter of 2023 increased, as compared with the first quarter of 2022, primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments as well as merit increases. These increases were offset, in part, by commodity-driven business impacts from lower recycling rebates reflected in costs of goods sold. We also continue to focus on operating efficiency and efforts to control costs.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) proactive market wage adjustments to hire and retain talent; (ii) merit increases; (iii) increased headcount attributable primarily to acquisitions and (iv) increases in health and welfare costs attributable to our intentional investment in delivering a leading benefits program for our employees and increases in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers offset, in part, by decreases in residential and commercial collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by delayed deliveries of new trucks due to supply chain constraints and (iii) labor cost increases for our technicians, including additional headcount, market wage adjustments, merit increases and higher overtime.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) inflationary cost increases, particularly labor and fuel costs from third-party haulers and (ii) an increase in volumes in our WMSBS business and SES offerings, which rely more extensively on subcontracted hauling and services than our collection and disposal business.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by an approximately 60% decrease in recycling commodity prices compared to the prior year period.

Fuel — The slight increase in fuel costs was primarily due to an increase of approximately 3% in market prices for diesel fuel offset, in part, by lower diesel consumption as we expand our compressed natural gas fleet and federal natural gas fuel tax credits. The federal natural gas fuel tax credits were not retroactively extended until the third quarter of 2022 and thus no benefit was recognized during the first quarter of 2022.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by higher franchise fees, due to an increase in landfill volumes, paid to certain municipalities where we operate and overall rate increases in our fees and taxes paid on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to higher costs across our landfills for leachate collection and treatment, site maintenance and landfill accretion. Additionally, there was a change in the measurement of our environmental remediation obligations and recovery assets during the first quarter of 2022. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In the first quarter of 2022, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense.

Risk Management — Risk management costs decreased during the first quarter of 2023 primarily due to an increase in claims costs during the first quarter of 2022 driven by unfavorable cost development on a limited population of severe cases.

Other — Other operating cost increases were primarily due to (i) inflationary cost pressures; (ii) higher equipment rental costs attributable, in part, to supply chain constraints slowing normal course fleet and equipment orders; (iii) an increase in business travel and (iv) higher utility costs at our facilities. These increases were offset, in part, by a favorable litigation settlement and net gains on sales of certain assets in the current quarter.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2023		2022
Labor and related benefits	$312	6.4%	$305	6.5%
Professional fees	50	1.0	66	1.4
Provision for bad debts	9	0.2	10	0.2
Other	105	2.1	110	2.4
	$476	9.7%	$491	10.5%

Selling, general and administrative expenses have decreased primarily due to reduced professional fees in connection with investments in our digital platform, as certain strategic digital projects have now been implemented. Partially offsetting these reductions are increased labor costs primarily due to merit increases and increased payroll taxes and benefits expense. The decrease in our costs, along with the increase in revenue resulted in a significant reduction in our selling, general and administrative expenses as a percentage of revenues when compared with the prior year period.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) annual merit increases for our employees and (ii) market adjustments for deferred compensation plans related to investment performance. These increases were partially offset by lower contract labor expenses.

Professional Fees — The decrease in professional fees was primarily attributable to reduced expenses in connection with investments in our digital platform, as certain strategic projects have now been implemented.

Other — The decrease in other expenses was primarily related to lower telecommunications costs and lower technology spend.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2023		2022
Depreciation of tangible property and equipment	$293	6.0%	$283	6.1%
Depletion of landfill airspace	178	3.6	167	3.5
Amortization of intangible assets	34	0.7	32	0.7
	$505	10.3%	$482	10.3%

The increase in depreciation of tangible property and equipment during the first quarter of 2023, as compared with the first quarter of 2022, was primarily driven by additional depreciation due to investments in capital assets, such as strategic investments in our digital platform and containers and trucks to service our customers. The increase in depletion of landfill airspace during the first quarter of 2023, as compared with the first quarter of 2022, was primarily driven by the reopening of a previously closed landfill in our East Tier. The increase in amortization of intangible assets during the first quarter of 2023, as compared to the first quarter of 2022, was primarily driven by amortization of acquired intangible assets.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the first quarter of 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2023	2022	Change
Solid Waste:
East Tier	$550	$531	$19	3.6%
West Tier	572	549	23	4.2
Solid Waste	1,122	1,080	42	3.9
Other (a)	(4)	1	(5)	*
Corporate and Other (b)	(293)	(313)	20	(6.4)
Total	$825	$768	$57	7.4%
Percentage of revenues	16.9%	16.5%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our SES business and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
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

The significant items affecting income from operations for our segments during the first quarter of 2023, as compared with the prior year period, are summarized below:

Solid Waste — Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal business driven by both yield and volume and (ii) fuel tax credits recognized in the current year which were nominal in the prior year period as the majority of our fuel tax credits were not recognized until August 2022 due to the timing of the Inflationary Reduction Act of 2022. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.

Other — The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business due to lower market values for renewable fuel standard credits and lower energy prices and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.

Corporate and Other — The increase in income from operations was primarily driven by (i) lower annual incentive compensation and (ii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These were partially offset by an increase in health and welfare costs driven by higher inflation and utilization of employee medical benefits.

Interest Expense, Net

Our interest expense, net was $120 million and $85 million during the three months ended March 31, 2023 and 2022, respectively. The increase is primarily related to (i) borrowings in May 2022 under our $1.0 billion two-year, U.S. term credit agreement (“Term Loan”); (ii) increases in interest rates on our floating-rate debt, including commercial paper and variable-rate tax-exempt bonds and (iii) the issuance of $1.25 billion of senior notes in February 2023.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $11 million and $15 million during the three months ended March 31, 2023 and 2022, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense and effective income tax rates were $164 million, or 23.6%, and $157 million, or 23.5%, for the three months ended March 31, 2023 and 2022, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022, and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (to be recorded as a reduction in our operating expense) from tax credits through 2024, which is in line with the benefit we have realized from our alternative fuel tax credits. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. With respect to only the investment tax credit aspect of the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024, 2025 and 2026. Additionally, the production tax credit incentives for investments in renewable energy and the carbon capture provisions of the IRA will likely result in incremental benefit, although at this time the amount of those benefits have not been quantified. Additionally, we will incur an excise tax of 1% for common stock repurchases, which will be reflected in the cost of purchasing the underlying shares as a component of treasury stock in our Condensed Consolidated Balance Sheet. See Note 10 to the Condensed Consolidated Financial Statements for additional information. The current expectation is the minimum corporate tax will not have an impact on the Company.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, diverse investor base, large value of unencumbered assets and modest leverage enable it to obtain adequate financing, and refinance upcoming maturities, as necessary to meet its ongoing capital, operating, strategic and other liquidity requirements, despite disruption and challenges that may be presented by recent instability of financial institutions and uncertainty regarding the U.S. government’s decisions about its debt ceiling, the ultimate impacts of which cannot be predicted at this time. We also have the additional ability to manage liquidity during periods of significant financial market disruption through temporary modification of our capital expenditure and share repurchase plans.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$257	$351
Restricted funds:
Insurance reserves	$437	$313
Final capping, closure, post-closure and environmental remediation funds	118	113
Other	5	5
Total restricted funds (a)	$560	$431
Debt:
Current portion	$336	$414
Long-term portion	15,034	14,570
Total debt	$15,370	$14,984
(a)	As of March 31, 2023 and December 31, 2022, $84 million and $83 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2023, we had approximately $2.3 billion of debt maturing within the next 12 months, including (i) $861 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $725 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 2.4% senior notes that mature in May 2023 and (iv) $186 million of other debt with scheduled maturities within the next 12 months, including $65 million of tax exempt bonds. As of March 31, 2023, we have classified $1.9 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $336 million of debt maturing in the next 12 months is classified as current obligations.

In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to repay a portion of outstanding borrowings under our commercial paper program and for general corporate purposes, as further discussed in Summary of Cash Flow Activity below.

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

	March 31, 2023	December 31, 2022
Balance Sheet Information:
Current assets	$106	$193
Noncurrent assets	13	14
Current liabilities	272	325
Noncurrent liabilities:
Advances due to affiliates	19,939	19,740
Other noncurrent liabilities	13,067	12,618

Three Months Ended
March 31, 2023
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	89

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2023	2022
Net cash provided by operating activities	$1,044	$1,258
Net cash used in investing activities	$(778)	$(572)
Net cash used in financing activities	$(319)	$(635)

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $214 million for the three months ended March 31, 2023, as compared with the prior year period, driven by (i) unfavorable changes in working capital, net of effects of acquisitions and divestitures; (ii) higher incentive compensation payments and (iii) higher interest payments. This decrease was partially offset by (i) increased earnings attributable to our collection and disposal business and (ii) lower income taxes in the current period due to timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2023 and 2022 are summarized below:

●	Capital Expenditures — We used $660 million and $418 million for capital expenditures during the three months ended March 31, 2023 and 2022, respectively. The increase in capital spending is primarily driven by our intentional investment in sustainability growth capital spending on recycling and renewable energy projects, as well as timing differences in our fixed asset purchases to support ongoing operations. The Company continues to maintain a disciplined focus on capital management to prioritize investments for expansion, the replacement of aging assets and assets that support our strategy of differentiation and continuous improvement through efficiency and innovation.

●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2023 and 2022, we used $85 million and $97 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. Additionally, we used $28 million in 2022 to make an initial cash payment associated with a low-income housing investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2023 and 2022 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the three months ended March 31 (in millions):

	2023	2022
Borrowings:
Commercial paper	$5,643	$2,362
Senior notes (a)	1,242	—
	$6,885	$2,362
Repayments:
Commercial paper	$(6,520)	$(2,452)
Other debt	(28)	(19)
	$(6,548)	$(2,471)
Net cash borrowings (repayments)	$337	$(109)
(a)

We used the net proceeds of our senior notes issued in February 2023 of $1.24 billion to repay $867 million of outstanding borrowings under our commercial paper program and utilized the remaining $373 million, combined with our net cash provided by operating activities of $1.04 billion, for general corporate purposes including for example, payment of dividends, common stock repurchases and investments in the business through capital expenditures and acquisitions.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the three months ended March 31, 2023 and 2022, we used $350 million and $250 million, respectively, to repurchase shares of our common stock under accelerated share repurchase agreements. See Note 10 to the Condensed Consolidated Financial Statements for additional information.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $289 million and $275 million during the three months ended March 31, 2023 and 2022, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.65 in 2022 to $0.70 in 2023.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2023	2022
Net cash provided by operating activities	$1,044	$1,258
Capital expenditures to support the business	(504)	(371)
Capital expenditures - sustainability growth investments (a)	(156)	(47)
Total capital expenditures	(660)	(418)
Proceeds from divestitures of businesses and other assets, net of cash divested	11	5
Free cash flow	$395	$845

(a)

These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Inflation

Macroeconomic pressures, including inflation and rising interest rates and market disruption resulting in labor, supply chain and transportation constraints, are continuing. Significant global supply chain disruption and the heightened pace of inflation have reduced availability and increased costs for the goods and services we purchase, particularly for repair and maintenance and subcontractor costs. Supply chain constraints have also caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the general financial institution instability that has been publicly reported during the first quarter of 2023, described further below in Part II, Item 1A. Risk Factors, the information about market risks as of March 31, 2023 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2023. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

The instability of certain financial institutions may have adverse impacts on certain of our vendors and customers and/or on our ability to access our cash deposits and make borrowings, which could negatively impact our financial condition, results of operations and cash flows.

In 2023, there have been public reports of instability at certain financial institutions. Although we do not hold material deposits or investments at these financial institutions, and despite the steps taken to date by U.S. and foreign agencies and institutions to protect depositors, the follow-on effects of the events surrounding recent bank failures and pressure on other financial institutions are unknown, could include failures of other financial institutions to which we face direct or indirect exposure, and may lead to disruptions to the cash flows, operations and financial condition of our vendors, customers, and/or us. Additionally, tight credit conditions could generally result in economic slowdown and reduced demand for environmental services.

Additionally, Credit Suisse AG New York Branch (“Credit Suisse”) is a lender under our $3.5 billion revolving credit facility, having made a commitment to fund approximately 5.14% of borrowings under the facility. It was recently announced that fellow Swiss bank UBS Group AG plans to acquire Credit Suisse. We do not anticipate any material disruption to our ability to access funds under our $3.5 billion revolving credit facility or otherwise finance our business and operations. However, if multiple lenders under our $3.5 billion revolving credit facility were to fail or be unable to fund borrowings, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2023 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	—	$—	—	$1.50 billion
February 1 — 28 (a)	1.9	$150.34	1.9	$1.15 billion
March 1 — 31	—	$—	—	$1.15 billion	(b)
Total	1.9	$150.34	1.9
(a)	In February 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and received 1.9 million shares based on a stock price of $150.34, exclusive of the 1% excise tax discussed below. The final number of shares to be repurchased and the final average price per share under the ASR agreement, exclusive of the 1% excise tax, will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in April 2023.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued liabilities in our Condensed Consolidated Balance Sheet.

(b)	As of March 31, 2023, the Company has authorization for $1.15 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description

4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.625% Senior Notes due 2030.

4.2*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.625% Senior Notes due 2033.

4.3*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.625% Senior Notes due 2030.

4.4*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.625% Senior Notes due 2033.

10.1	Form of 2023 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2023].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

	By:	/s/ DEVINA A. RANKIN
Devina A. Rankin
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

	By:	/s/ JOHN CARROLL
John Carroll
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 27, 2023