Form 10-Q
period 2023-06-30
WASTE MANAGEMENT INC
filed 2023-07-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 21, 2023 was 405,059,457 (excluding treasury shares of 225,223,004).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144	$351
Accounts receivable, net of allowance for doubtful accounts of $25 and $26, respectively	2,576	2,461
Other receivables, net of allowance for doubtful accounts of $5 and $7, respectively	270	291
Parts and supplies	170	164
Other assets	320	284
Total current assets	3,480	3,551
Property and equipment, net of accumulated depreciation and depletion of $22,400 and $21,627, respectively	15,917	15,719
Goodwill	9,399	9,323
Other intangible assets, net	809	827
Restricted funds	459	348
Investments in unconsolidated entities	564	578
Other assets	986	1,021
Total assets	$31,614	$31,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,626	$1,766
Accrued liabilities	1,544	1,625
Deferred revenues	568	589
Current portion of long-term debt	513	414
Total current liabilities	4,251	4,394
Long-term debt, less current portion	14,855	14,570
Deferred income taxes	1,778	1,733
Landfill and environmental remediation liabilities	2,734	2,700
Other liabilities	1,068	1,106
Total liabilities	24,686	24,503
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,341	5,314
Retained earnings	13,744	13,167
Accumulated other comprehensive (loss) income	(32)	(69)
Treasury stock at cost, 225,407,474 and 222,396,166 shares, respectively	(12,150)	(11,569)
Total Waste Management, Inc. stockholders’ equity	6,909	6,849
Noncontrolling interests	19	15
Total equity	6,928	6,864
Total liabilities and equity	$31,614	$31,367

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues	$5,119	$5,027	$10,011	$9,688
Costs and expenses:
Operating	3,186	3,142	6,272	6,045
Selling, general and administrative	467	487	943	978
Depreciation, depletion and amortization	521	508	1,026	990
Restructuring	1	—	4	—
(Gain) loss from divestitures, asset impairments and unusual items, net	—	—	(3)	17
	4,175	4,137	8,242	8,030
Income from operations	944	890	1,769	1,658
Other income (expense):
Interest expense, net	(125)	(93)	(245)	(178)
Equity in net losses of unconsolidated entities	(12)	(17)	(23)	(32)
Other, net	2	(4)	4	(1)
	(135)	(114)	(264)	(211)
Income before income taxes	809	776	1,505	1,447
Income tax expense	196	189	360	346
Consolidated net income	613	587	1,145	1,101
Less: Net income (loss) attributable to noncontrolling interests	(2)	—	(3)	1
Net income attributable to Waste Management, Inc.	$615	$587	$1,148	$1,100
Basic earnings per common share	$1.52	$1.42	$2.82	$2.65
Diluted earnings per common share	$1.51	$1.41	$2.81	$2.64

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated net income	$613	$587	$1,145	$1,101
Other comprehensive income (loss), net of tax:
Derivative instruments, net	6	2	11	3
Available-for-sale securities, net	—	(7)	5	(20)
Foreign currency translation adjustments	20	(27)	22	(17)
Post-retirement benefit obligations, net	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	25	(32)	37	(34)
Comprehensive income	638	555	1,182	1,067
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	—	(3)	1
Comprehensive income attributable to Waste Management, Inc.	$640	$555	$1,185	$1,066

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,145	$1,101
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,026	990
Deferred income tax expense (benefit)	31	(64)
Interest accretion on landfill and environmental remediation liabilities	65	55
Provision for bad debts	20	24
Equity-based compensation expense	47	51
Net gain on disposal of assets	(20)	(10)
(Gain) loss from divestitures, asset impairments and other, net	(3)	17
Equity in net losses of unconsolidated entities, net of dividends	23	32
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(105)	(88)
Other current assets	(29)	(26)
Other assets	43	36
Accounts payable and accrued liabilities	(22)	250
Deferred revenues and other liabilities	(147)	(63)
Net cash provided by operating activities	2,074	2,305
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(118)	(10)
Capital expenditures	(1,180)	(968)
Proceeds from divestitures of businesses and other assets, net of cash divested	46	11
Other, net	(87)	(133)
Net cash used in investing activities	(1,339)	(1,100)
Cash flows from financing activities:
New borrowings	11,356	5,360
Debt repayments	(11,074)	(4,683)
Common stock repurchase program	(620)	(520)
Cash dividends	(572)	(544)
Exercise of common stock options	25	21
Tax payments associated with equity-based compensation transactions	(28)	(35)
Other, net	(6)	(6)
Net cash used in financing activities	(919)	(407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	1
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(182)	799
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	445	194
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$263	$993

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$144	$894
Restricted cash and cash equivalents included in other current assets	43	30
Restricted cash and cash equivalents included in restricted funds	76	69
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$263	$993

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Three Months Ended June 30:
2023
Balance, March 31, 2023	$6,808	630,282	$6	$5,244	$13,414	$(57)	(223,491)	$(11,813)	$14
Consolidated net income	613	—	—	—	615	—	—	—	(2)
Other comprehensive income (loss), net of tax	25	—	—	—	—	25	—	—	—
Cash dividends declared of $0.70 per common share	(283)	—	—	—	(283)	—	—	—	—
Equity-based compensation transactions, net	33	—	—	27	(2)	—	157	8	—
Common stock repurchase program	(275)	—	—	70	—	—	(2,074)	(345)	—
Other, net	7	—	—	—	—	—	1	—	7
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19

2022
Balance, March 31, 2022	$7,146	630,282	$6	$5,178	$12,247	$15	(215,102)	$(10,302)	$2
Consolidated net income	587	—	—	—	587	—	—	—	—
Other comprehensive income (loss), net of tax	(32)	—	—	—	—	(32)	—	—	—
Cash dividends declared of $0.65 per common share	(269)	—	—	—	(269)	—	—	—	—
Equity-based compensation transactions, net	34	—	—	29	(2)	—	141	7	—
Common stock repurchase program	(274)	—	—	50	—	—	(2,046)	(324)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Six Months Ended June 30:
2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	1,145	—	—	—	1,148	—	—	—	(3)
Other comprehensive income (loss), net of tax	37	—	—	—	—	37	—	—	—
Cash dividends declared of $1.40 per common share	(572)	—	—	—	(572)	—	—	—	—
Equity-based compensation transactions, net	75	—	—	27	1	—	923	47	—
Common stock repurchase program	(628)	—	—	—	—	—	(3,936)	(628)	—
Other, net	7	—	—	—	—	—	2	—	7
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19

2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	1,101	—	—	—	1,100	—	—	—	1
Other comprehensive income (loss), net of tax	(34)	—	—	—	—	(34)	—	—	—
Cash dividends declared of $1.30 per common share	(544)	—	—	—	(544)	—	—	—	—
Equity-based compensation transactions, net	68	—	—	18	3	—	1,003	47	—
Common stock repurchase program	(524)	—	—	70	—	—	(3,852)	(594)	—
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet.

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

The Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, we had $202 million and $192 million, respectively, of deferred contract costs, of which $142 million and $137 million, respectively, was related to deferred sales incentives.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2023			December 31, 2022
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$140	$31	$171	$137	$31	$168
Long-term	2,569	165	2,734	2,527	173	2,700
	$2,709	$196	$2,905	$2,664	$204	$2,868

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2023 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2022	$2,664	$204
Obligations incurred and capitalized	40	—
Obligations settled	(63)	(12)
Interest accretion	62	3
Revisions in estimates and interest rate assumptions	4	2
Acquisitions, divestitures and other adjustments	2	(1)
June 30, 2023	$2,709	$196

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt and Derivatives

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2023:

	June 30,	December 31,
	2023	2022
Commercial paper program (weighted average interest rate of 5.4% as of June 30, 2023 and 4.9% as of December 31, 2022)	$1,345	$1,730
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.5% as of June 30, 2023 and 3.2% as of December 31, 2022)	9,376	8,626
Term Loan maturing May 2024, interest rate of 5.9% as of June 30, 2023 and 5.1% as of December 31, 2022	1,000	1,000
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	378	369
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.4% to 4.4% (weighted average interest rate of 2.9% as of June 30, 2023 and 2.7% as of December 31, 2022)	2,658	2,648
Financing leases and other, maturing through 2071 (weighted average interest rate of 4.8% as of June 30, 2023 and 4.7% as of December 31, 2022) (a)	702	699
Debt issuance costs, discounts and other	(91)	(88)
	15,368	14,984
Current portion of long-term debt	513	414
Long-term debt, less current portion	$14,855	$14,570
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of June 30, 2023, we had approximately $3.6 billion of debt maturing within the next 12 months, including (i) $1.3 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) our $1.0 billion, two-year, U.S. term credit agreement maturing May 2024 (“Term Loan”); (iii) $983 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iv) $156 million of 3.5% senior notes that mature in May 2024 and (v) $172 million of other debt with scheduled maturities within the next 12 months, including $55 million of tax-exempt bonds. As of June 30, 2023, we have classified $3.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $513 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities, Commercial Paper Program and Term Loan

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2027, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of June 30, 2023, we had no outstanding borrowings under this facility. We had $179 million of letters of credit issued and $1.3 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 billion as of June 30, 2023.WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2023, we had $1.3 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Term Loan — In May 2022, we entered into our $1.0 billion, Term Loan maturing May 2024 to support general corporate purposes. The interest rate we pay on our outstanding balance is generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of June 30, 2023, we had $1.0 billion of outstanding borrowings under our Term Loan. WM Holdings also guarantees all the obligations under the Term Loan.

Other Letter of Credit Lines — As of June 30, 2023, we had utilized $802 million of other uncommitted letter of credit lines with terms maturing through December 2026.

Debt Borrowings and Repayments

Commercial Paper Program — During the six months ended June 30, 2023, we made cash repayments of $10.5 billion, which were partially offset by $10.1 billion of cash borrowings (net of related discount on issuance). A portion of these borrowings were used to repay senior notes at maturity as discussed below.

Senior Notes — In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $500 million of WMI’s 2.4% senior notes upon maturity in May 2023, and for general corporate purposes, including our sustainability capital investment program.

Tax-Exempt Bonds — We issued $50 million of tax-exempt bonds during the six months ended June 30, 2023. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility, material recovery facility and renewable natural gas facility construction and development. In 2023, we also repaid $40 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The increase in our financing leases and other debt obligations during the six months ended June 30, 2023 is due to an increase of $61 million primarily related to non-cash financing leases, partially offset by $58 million of cash repayments of debt at maturity.

Interest Rate Derivatives

During the second quarter of 2023, we entered into treasury rate locks with a notional value of $200 million to secure an underlying interest rate of a debt issuance that is currently being evaluated for the second half of 2023, subject to market conditions and other considerations. We designated our treasury rate locks as cash flow hedges. As of June 30, 2023, the fair value of these active interest rate derivatives was an asset of $8 million, classified as other current assets in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Income Taxes

Our effective income tax rate was 24.2% and 23.9% for the three and six months ended June 30, 2023, respectively, compared with 24.3% and 23.9% for the three and six months ended June 30, 2022, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, we recognized $12 million and $25 million of net losses, respectively, and a reduction in our income tax expense of $26 million and $48 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and six months ended June 30, 2023, we recognized interest expense of $3 million and $7 million, respectively, associated with our investments in low-income housing properties.

During the three and six months ended June 30, 2022, we recognized $17 million and $31 million of net losses, respectively, and a reduction in our income tax expense of $25 million and $48 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and six months ended June 30, 2022, we recognized interest expense of $4 million and $6 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

Equity-Based Compensation – During the three and six months ended June 30, 2023, we recognized a reduction in our income tax expense of $3 million and $10 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $2 million and $12 million, respectively, for the comparable prior year periods.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of common shares outstanding at end of period	404.9	413.3	404.9	413.3
Effect of using weighted average common shares outstanding	1.0	1.1	2.5	1.7
Weighted average basic common shares outstanding	405.9	414.4	407.4	415.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.8	2.0	1.7	2.0
Weighted average diluted common shares outstanding	407.7	416.4	409.1	417.0
Potentially issuable shares	5.4	5.8	5.4	5.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.3	1.4	1.7	1.8

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

As of June 30, 2023, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 19 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. The nature of our operations, particularly with respect to the construction, operation

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $125 million higher than the $196 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2023. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2023, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of June 30, 2023 and December 31, 2022, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $69 million and $68 million, respectively. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. Our motion to dismiss is pending. We will vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of June 30, 2023 and December 31, 2022, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2022 and 2023 tax years and expect the audits to be completed within the next 21 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

7.    Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste operations through two operating segments. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Three Months Ended June 30:
2023
Solid Waste:
East Tier	$2,761	$(569)	$2,192	$625
West Tier	2,666	(582)	2,084	618
Solid Waste (a)	5,427	(1,151)	4,276	1,243
Other (b)	901	(58)	843	(13)
	6,328	(1,209)	5,119	1,230
Corporate and Other (c)	—	—	—	(286)
Total	$6,328	$(1,209)	$5,119	$944

2022
Solid Waste:
East Tier	$2,609	$(496)	$2,113	$581
West Tier	2,612	(540)	2,072	608
Solid Waste (a)	5,221	(1,036)	4,185	1,189
Other (b)	901	(59)	842	18
	6,122	(1,095)	5,027	1,207
Corporate and Other (c)	—	—	—	(317)
Total	$6,122	$(1,095)	$5,027	$890

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Six Months Ended June 30:
2023
Solid Waste:
East Tier	$5,403	$(1,103)	$4,300	$1,175
West Tier	5,203	(1,136)	4,067	1,190
Solid Waste (a)	10,606	(2,239)	8,367	2,365
Other (b)	1,756	(112)	1,644	(17)
	12,362	(2,351)	10,011	2,348
Corporate and Other (c)	—	—	—	(579)
Total	$12,362	$(2,351)	$10,011	$1,769

2022
Solid Waste:
East Tier	$4,992	$(941)	$4,051	$1,112
West Tier	5,018	(1,030)	3,988	1,157
Solid Waste (a)	10,010	(1,971)	8,039	2,269
Other (b)	1,758	(109)	1,649	19
	11,768	(2,080)	9,688	2,288
Corporate and Other (c)	—	—	—	(630)
Total	$11,768	$(2,080)	$9,688	$1,658
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal business driven by yield and (ii) fuel tax credits recognized in the current year which were nominal in the prior year period as the majority of our fuel tax credits were not recognized until August 2022 due to the timing of the Inflation Reduction Act of 2022 (“IRA”). These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.

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

The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business due to lower market values for renewable fuel standard credits and lower electricity and natural gas prices and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The improvement in income from operations was primarily driven by (i) lower annual incentive compensation costs; (ii) lower professional fees in connection with investments in our digital program, as certain strategic projects have now been implemented and (iii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These lower costs were partially offset by annual merit increases and market adjustments for deferred compensation plans related to investment performance.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commercial	$1,424	$1,355	$2,836	$2,642
Industrial	974	942	1,907	1,778
Residential	866	832	1,720	1,637
Other collection	191	181	363	334
Total collection	3,455	3,310	6,826	6,391
Landfill	1,265	1,194	2,417	2,245
Transfer	585	554	1,125	1,040
Recycling	370	468	728	921
Other (a)	653	596	1,266	1,171
Intercompany (b)	(1,209)	(1,095)	(2,351)	(2,080)
Total	$5,119	$5,027	$10,011	$9,688
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

Conversely, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other event-driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

8.     Acquisitions

During the six months ended June 30, 2023, we completed solid waste and recycling acquisitions with total consideration of $118 million, which included $111 million in cash paid and $7 million of other consideration, specifically purchase price holdbacks. In addition, we paid $7 million of holdbacks, primarily related to prior year acquisitions.

Total consideration for our 2023 acquisitions was allocated to $17 million of property and equipment, $43 million of other intangible assets, primarily customer relationships, and $67 million of goodwill with the remaining allocated to liabilities assumed from the ordinary course of business. We remain in the measurement period for most of our acquisitions, and adjustments to our preliminary purchase price allocation may occur. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible.

9.     (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the first half of 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

10.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4, $1, $0 and $0, respectively	11	5	22	(1)	37
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	—	—	—	—	—
Net current period other comprehensive income (loss)	11	5	22	(1)	37
Balance, June 30, 2023	$14	$24	$(72)	$2	$(32)

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In the first quarter of 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and received 1.9 million shares based on a stock price of $150.34. The ASR agreement completed in May 2023 and we received 0.4 million additional shares based on a final weighted average price of $153.90.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2023, we entered into an ASR agreement to repurchase $250 million of our common stock and received 1.5 million shares based on a final weighted average stock price of $163.62. Subsequent to the completion of the ASR, we repurchased 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $22 million, inclusive of per-share commissions, at a weighted average price of $164.79, of which $2 million was paid in July 2023.

The IRA, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. The discussion of the results of our common stock repurchase program in the prior two paragraphs is exclusive of the 1% excise tax.

As of June 30, 2023, the Company has authorization for $878 million of future share repurchases, exclusive of the 1% excise tax discussed above. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2023	2022
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$79	$240
Equity securities	44	37
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	440	360
Interest rate derivatives	8	—
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	56	56
Total Assets	$627	$693
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.
(b)	Our investment, which is classified as an available-for-sale debt security, has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

Fair Value of Debt

As of June 30, 2023 and December 31, 2022, the carrying value of our debt was $15.4 billion and $15.0 billion, respectively. The estimated fair value of our debt was approximately $14.2 billion and $13.8 billion as of June 30, 2023 and December 31, 2022, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2023 and December 31, 2022. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $296 million and $321 million as of June 30, 2023 and December 31, 2022, respectively. The debt balance related to our investments in low-income housing properties was $260 million and $295 million as of June 30, 2023 and December 31, 2022, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive (loss) income. Our investments and receivables related to these trusts had an aggregate carrying value of $97 million and $93 million as of June 30, 2023 and December 31, 2022, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $116 million and $113 million as of June 30, 2023 and December 31, 2022, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions; environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy and environmental, social and governance (“ESG”) performance and disclosure; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from extreme weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives; public health risk, increased costs and disruption due to a future resurgence of pandemic conditions and restrictions; macroeconomic conditions, geopolitical conflict and market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; and decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by Part II, Item 1A. Risk Factors, included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste”

business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services.

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

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions and other macroeconomic trends can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and inflation. Volume changes can fluctuate significantly by line of business and volume changes in higher margin businesses can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

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

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor, supply chain and transportation constraints have impacted our results. Significant global supply chain disruption has reduced availability of certain assets used in our business and inflation has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain constraints have caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive.

With the significant decline in commodity prices that started in the second half of 2022 and have continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses, specifically within our recycling and WM Renewable Energy businesses. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to focus on adjusting our business models to protect against the down-side risk by spreading the inherent risk of changes in commodity prices across the vertically integrated value chain. The extent and duration of the impact of labor, supply chain, transportation and commodity price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; geopolitical conflicts and responses and supply and demand for commodities. As we experience inflationary cost pressures, we focus on our pricing efforts, as well as operating efficiencies and cost controls, to maintain our earnings and cash flow and facilitate growth. With these macroeconomic pressures, we remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Quarter Financial Results

During the second quarter of 2023, we continued to focus on our priorities to advance our strategy—growing price to offset cost inflation, enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our recycling and WM Renewable Energy businesses. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin during the second quarter of 2023. We were able to achieve these results despite inflationary cost pressures. We remain diligent in offering a competitive and differentiated service that meets the needs of our customers, and are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the second quarter of 2023, we allocated $520 million of available cash to capital expenditures and $553 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the second quarter include:

●	Revenues of $5,119 million, compared with $5,027 million in the prior year period, an increase of $92 million, or 1.8%. The increase is primarily attributable to (i) higher yield in our collection and disposal business and (ii) acquisitions, net of divestitures. These increases were partially offset by commodity price declines in our recycling and WM Renewable Energy businesses and decreased revenue from our energy surcharge program as a result of a decline in the price of fuel, particularly diesel;
●	Operating expenses of $3,186 million, or 62.2% of revenues, compared with $3,142 million, or 62.5% of revenues, in the prior year period. The $44 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost increases from merit increases and frontline employee market wage adjustments. These increases were offset, in part, by commodity-driven business impacts from lower recycling rebates reflected in costs of goods sold and lower fuel prices;
●	Selling, general and administrative expenses were $467 million, or 9.1% of revenues, compared with $487 million, or 9.7% of revenues, in the prior year period. The $20 million decrease is primarily attributable to (i) lower annual incentive compensation costs and (ii) reduced professional fees in connection with investments in our digital platform, as certain strategic digital projects have now been implemented. These decreases were offset, in part, by increased litigation costs and annual merit increases;
●	Income from operations was $944 million, or 18.4% of revenues, compared with $890 million, or 17.7% of revenues, in the prior year period. The improved earnings in the current quarter are driven by growth in our collection and disposal businesses and reduced selling, general and administrative expenses;
●	Net income attributable to Waste Management, Inc. was $615 million, or $1.51 per diluted share, compared with $587 million, or $1.41 per diluted share, in the prior year period. The increase in income from operations discussed above was partially offset by increases in interest expense and income tax expense;
●	Net cash provided by operating activities was $1,030 million compared with $1,047 million in the prior year period, with the decrease driven by higher income tax and interest payments. This decrease was partially offset by (i) increased earnings attributable to our collection and disposal business and (ii) favorable changes in working capital, net of effects of acquisitions and divestitures; and
●	Free cash flow was $545 million compared with $503 million in the prior year period. The increase in free cash flow is primarily attributable to (i) lower capital spending and (ii) higher proceeds from divestitures of businesses and other assets, which were partially offset by lower net cash provided by operating activities described above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Commercial	$1,424	$1,355	$2,836	$2,642
Industrial	974	942	1,907	1,778
Residential	866	832	1,720	1,637
Other collection	191	181	363	334
Total collection	3,455	3,310	6,826	6,391
Landfill	1,265	1,194	2,417	2,245
Transfer	585	554	1,125	1,040
Recycling	370	468	728	921
Other (a)	653	596	1,266	1,171
Intercompany (b)	(1,209)	(1,095)	(2,351)	(2,080)
Total	$5,119	$5,027	$10,011	$9,688
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2023 vs. 2022				Period-to-Period Change for the Six Months Ended June 30, 2023 vs. 2022
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$243	5.8%			$487	6.0%
Recycling and WM Renewable Energy (c)(d)	(150)	(28.7)			(291)	(28.4)
Energy surcharge and mandated fees (d)(e)	(60)	(20.4)			(16)	(3.2)
Total average yield (f)			$33	0.6%			$180	1.8%
Volume			9	0.2			64	0.7
Internal revenue growth			42	0.8			244	2.5
Acquisitions			63	1.2			106	1.1
Divestitures			(2)	—			(4)	—
Foreign currency translation			(11)	(0.2)			(23)	(0.3)
Total			$92	1.8%			$323	3.3%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our recycling and WM Renewable Energy businesses, as well as changes in fees in our recycling business.
(d)	Beginning in 2023, Recycling and WM Renewable Energy includes changes in our revenue attributable to our WM Renewable Energy business. Previously these changes in revenue were included in energy surcharges and mandated fees. We have revised our prior year results to conform with the current year presentation.
(e)	Our energy surcharge was revised in the second quarter of 2023 to incorporate market prices for both diesel and compressed natural gas (“CNG”).
(f)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2023 vs. 2022		June 30, 2023 vs. 2022
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$82	6.8%	$167	7.0%
Industrial	62	7.3	139	8.6
Residential	53	6.8	96	6.2
Total collection	197	6.6	402	6.9
Landfill	24	3.3	41	3.0
Transfer	22	7.5	44	8.1
Total collection and disposal	$243	5.8%	$487	6.0%

This is a capital and labor intensive business. Our capital investments and operating costs needed to serve our customers are increasing. Our overall pricing efforts are focused on keeping pace with these higher costs. We experienced average yield growth in our collection line of business of 6.6% and 6.9% for the three and six months ended June 30, 2023, respectively. We are also continuing to see growth in our disposal business with our municipal solid waste business experiencing average yield of 6.0% and 5.8% for the three and six months ended June 30, 2023, respectively.

Recycling and WM Renewable Energy — The downturn in market prices for recycling commodities that started in the second half of 2022 persisted in the first half of 2023. Decreases in the market prices for recycling commodities resulted in a revenue decline of $126 million and $248 million for the three and six months ended June 30, 2023, respectively, as compared with the prior year periods. Average market prices for single-stream recycled commodities were down about 55% in the first half of 2023 when compared to the first half of 2022. The decrease is due to the slowdown in the global economy which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. Additionally, revenue in our WM Renewable Energy business declined $24 million and $43 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, primarily driven by decreases in the value of renewable fuel standard credits and lower electricity and natural gas prices.

Energy Surcharge and Mandated Fees — These fees decreased $60 million and $16 million for the three and six months ended June 30, 2023, respectively, as compared with the prior year periods. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues is primarily due to a decline of approximately 30% and 15% in market prices for diesel fuel for the three and six months ended June 30, 2023, respectively, as compared with the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and six months ended June 30, 2023, as compared with the prior year periods.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $9 million, or 0.2%, and $64 million, or 0.7%, for the three and six months ended June 30, 2023, respectively. These results reflect increases in municipal solid waste volumes at our landfills and an increase in WMSBS volumes, which were partially offset by lower event-driven volumes and the intentional shedding of low-margin residential collection business.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Labor and related benefits	$923	18.0%	$869	17.3%	$1,837	18.4%	$1,683	17.4%
Transfer and disposal costs	323	6.3	314	6.3	630	6.3	596	6.1
Maintenance and repairs	504	9.8	454	9.0	995	10.0	876	9.0
Subcontractor costs	552	10.8	503	10.0	1,061	10.6	960	9.9
Cost of goods sold	189	3.7	268	5.3	374	3.7	531	5.5
Fuel	120	2.3	172	3.4	259	2.6	306	3.2
Disposal and franchise fees and taxes	193	3.8	190	3.8	363	3.6	357	3.7
Landfill operating costs	117	2.3	107	2.1	234	2.3	203	2.1
Risk management	76	1.5	85	1.7	149	1.5	180	1.9
Other	189	3.7	180	3.6	370	3.7	353	3.6
	$3,186	62.2%	$3,142	62.5%	$6,272	62.7%	$6,045	62.4%

Our operating expenses increased primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from merit increases and frontline employee market wage adjustments. These increases were offset, in part, by commodity-driven business impacts, particularly from lower recycling rebates reflected in costs of goods sold and lower fuel prices. We also continue to focus on operating efficiency and efforts to control costs.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) merit increases and proactive market wage adjustments to hire and retain talent; (ii) increased headcount primarily from acquisitions and (iii) increases in health and welfare costs and in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers, offset, in part, by decreases in residential and commercial collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily driven by (i) inflationary cost increases for parts, supplies and third-party services, although the impact of such inflationary cost increases moderated in the current quarter; (ii) labor cost increases for our technicians, including additional headcount, market wage adjustments and merit increases and (iii) supply chain constraints which delayed fleet deliveries.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) inflationary cost increases, particularly labor and fuel costs from third-party haulers, although the impact of such inflationary cost increases moderated in the current quarter due to lower diesel prices that reduced fuel surcharges from our third-party transportation providers, and (ii) an increase in volumes in our WMSBS business and SES offerings, which rely more extensively on subcontracted hauling and services than our collection and disposal business.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by an approximate 55% decrease in single-stream recycling commodity prices for the three and six months ended June 30, 2023, as compared with the prior year periods.

Fuel — The decrease in fuel costs was primarily due to a decrease of approximately 30% and 15% in market prices for diesel fuel during three and six months ended June 30, 2023, respectively, as compared to the prior year periods. The decrease is also due to the timing of benefits from federal natural gas fuel tax credits. These credits have been recognized ratably in 2023. However, the federal natural gas fuel tax credits were not provided for by regulation until the third quarter of 2022 and thus no benefit was recognized during the first half of 2022.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by an increase in landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to higher costs for leachate collection and treatment, site maintenance and landfill accretion. Within landfill operating costs, accretion expense was $32 million and $65 million for the three and six months ended June 30, 2023, respectively, compared with $27 million and $55 million, for the comparable prior year periods. Additionally, there was a change in the measurement of our environmental remediation obligations and recovery assets during the first quarter of 2022. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In the first quarter of 2022, there was an increase in the discount rate, which resulted in a reduction in the net liability balance and a credit to expense.

Risk Management — During the first half of 2022 our claims costs for our risk management program were elevated due to unfavorable cost development on a limited population of severe cases. The absence of these costs is the driver to the favorable variance for the first half of 2023 compared to the prior year. An overall increase in insurance premiums partially offset this cost improvement.

Other — Other operating costs increased primarily due to (i) inflationary cost pressures, although the impact of such inflationary cost increases moderated in the current quarter; (ii) higher equipment rental costs, due to supply chain constraints which delayed fleet deliveries; (iii) an increase in business travel and (iv) higher utility costs at our facilities. These increases were partially offset by net gains on the sale of certain assets.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Labor and related benefits	$293	5.7%	$312	6.2%	$605	6.0%	$617	6.4%
Professional fees	55	1.1	62	1.2	105	1.1	128	1.3
Provision for bad debts	11	0.2	14	0.3	20	0.2	24	0.2
Other	108	2.1	99	2.0	213	2.1	209	2.2
	$467	9.1%	$487	9.7%	$943	9.4%	$978	10.1%

Selling, general and administrative expenses have decreased primarily due to lower annual incentive compensation costs and reduced professional fees in connection with investments in our digital platform, as certain strategic digital projects have now been implemented. Partially offsetting these reductions are increased litigation costs and annual merit increases. The decrease in our costs, along with the increase in revenue resulted in a significant reduction in our selling, general and administrative expenses as a percentage of revenues when compared with the prior year period.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits —The decrease in labor and related benefits costs was primarily related to lower annual incentive compensation costs and lower contract labor expenses. These decreases were partially offset by annual merit increases for our employees and market adjustments for deferred compensation plans related to investment performance.

Professional Fees — The decrease in professional fees was primarily attributable to reduced expenses in connection with investments in our digital platform, as certain strategic projects have now been implemented.

Other —The increase in other expenses was primarily related to litigation costs during the second quarter of 2023 and higher advertising costs, which were partially offset by lower technology spend and telecommunications costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Depreciation of tangible property and equipment	$303	5.9%	$289	5.7%	$596	5.9%	$572	5.9%
Depletion of landfill airspace	188	3.7	188	3.8	366	3.7	355	3.7
Amortization of intangible assets	30	0.6	31	0.6	64	0.6	63	0.6
	$521	10.2%	$508	10.1%	$1,026	10.2%	$990	10.2%

The increase in depreciation of tangible property and equipment, was primarily driven by additional depreciation due to investments in capital assets, including strategic investments in our digital platform and machinery and containers to service our customers. The increase in depletion of landfill airspace during the first half of 2023, as compared with the prior year period, was primarily driven by increased volumes from the reopening of a previously closed landfill in our East Tier.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the first half of 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2023	2022	Change		2023	2022	Change
Solid Waste:
East Tier	$625	$581	$44	7.6%	$1,175	$1,112	$63	5.7%
West Tier	618	608	10	1.6	1,190	1,157	33	2.9
Solid Waste	1,243	1,189	54	4.5	2,365	2,269	96	4.2
Other (a)	(13)	18	(31)	*	(17)	19	(36)	*
Corporate and Other (b)	(286)	(317)	31	(9.8)	(579)	(630)	51	(8.1)
Total	$944	$890	$54	6.1%	$1,769	$1,658	$111	6.7%
Percentage of revenues	18.4%	17.7%			17.7%	17.1%

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

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2023, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to (i) revenue growth in our collection and disposal business driven by yield and (ii) fuel tax credits recognized in the current year which were nominal in the prior year period as the majority of our fuel tax credits were not recognized until August 2022 due to the timing of the Inflation Reduction Act of 2022 (“IRA”). These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices and lower volumes.
●	Other — The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business due to lower market values for renewable fuel standard credits and lower electricity and natural gas prices and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.
●	Corporate and Other — The improvement in income from operations was primarily driven by (i) lower annual incentive compensation costs; (ii) lower professional fees in connection with investments in our digital program, as certain strategic projects have now been implemented and (iii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These lower costs were partially offset by annual merit increases and market adjustments for deferred compensation plans related to investment performance.

Interest Expense, Net

Our interest expense, net was $125 million and $245 million for the three and six months ended June 30, 2023, respectively, compared to $93 million and $178 million for the three and six months ended June 30, 2022, respectively. The increase is primarily related to an increase in average debt balances to fund growth as well as an increase in our weighted average borrowing rates for the three and six months ended June 30, 2023, as compared to the prior year periods, of approximately 90 and 100 basis points, respectively, due to increased rates on floating-rate debt.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $12 million and $23 million during the three and six months ended June 30, 2023, respectively, compared to $17 million and $32 million for the three months and six months ended June 30, 2022, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $196 million and $360 million for the three and six months ended June 30, 2023, respectively, compared to $189 million and $346 million for the three and six months ended June 30, 2022, respectively.

Our effective income tax rate was 24.2% and 23.9% for the three and six months ended June 30, 2023, respectively, compared to 24.3% and 23.9% for the three and six months ended June 30, 2022, respectively.

Tax Legislation — The IRA was signed into law by President Biden on August 16, 2022, and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (recorded as a reduction in our operating expense) for tax credits in each of 2022, 2023 and 2024. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. With respect to only the investment tax credit aspect of the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024, 2025 and 2026. Additionally, the production tax credit incentives for investments in renewable energy and the carbon capture provisions of the IRA will likely result in incremental benefit, although at this time the amount of those benefits has not been quantified. Additionally, we incur an excise tax of 1% for common stock repurchases, which is reflected in the cost of purchasing the underlying shares as a component of treasury stock in our Condensed Consolidated Balance Sheet. See Note 11 to the Condensed Consolidated Financial Statements for additional information. The current expectation is the minimum corporate tax will not have an impact on the Company.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, diverse investor base, large value of unencumbered assets and modest leverage enable it to obtain adequate financing, and refinance upcoming maturities, as necessary to meet its ongoing capital, operating, strategic and other liquidity requirements. We also have the additional ability to manage liquidity during periods of significant financial market disruption through temporary modification of our capital expenditure and share repurchase plans.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$144	$351
Restricted funds:
Insurance reserves	$413	$313
Final capping, closure, post-closure and environmental remediation funds	116	113
Other	10	5
Total restricted funds (a)	$539	$431
Debt:
Current portion	$513	$414
Long-term portion	14,855	14,570
Total debt	$15,368	$14,984
(a)	As of June 30, 2023 and December 31, 2022, $80 million and $83 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of June 30, 2023, we had approximately $3.6 billion of debt maturing within the next 12 months, including (i) $1.3 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) our

$1.0 billion Term Loan maturing May 2024; (iii) $983 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iv) $156 million of 3.5% senior notes that mature in May 2024 and (v) $172 million of other debt with scheduled maturities within the next 12 months, including $55 million of tax-exempt bonds. As of June 30, 2023, we have classified $3.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $513 million of debt maturing in the next 12 months is classified as current obligations.

In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $500 million of WMI’s 2.4% senior notes upon maturity in May 2023, and for general corporate purposes, including our sustainability capital investment program.

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

	June 30,	December 31,
	2023	2022
Balance Sheet Information:
Current assets	$16	$193
Noncurrent assets	18	14
Current liabilities	476	325
Noncurrent liabilities:
Advances due to affiliates	20,393	19,740
Other noncurrent liabilities	12,878	12,618

Six Months Ended
June 30, 2023
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	153

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2023	2022
Net cash provided by operating activities	$2,074	$2,305
Net cash used in investing activities	$(1,339)	$(1,100)
Net cash used in financing activities	$(919)	$(407)

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $231 million as compared with the prior year period, driven by (i) unfavorable changes in working capital, net of effects of acquisitions and divestitures;

(ii) higher interest payments; (iii) higher incentive compensation payments and (iv) higher income tax payments. This decrease was partially offset by increased earnings attributable to our collection and disposal business.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2023 and 2022 are summarized below:

●	Capital Expenditures — We used $1,180 million and $968 million for capital expenditures during the six months ended June 30, 2023 and 2022, respectively. The increase in capital spending is primarily driven by our intentional investment in sustainability growth capital spending on recycling and renewable energy projects, as well as inflationary increases in many fixed asset purchases made to support ongoing operations and intentional investments in the Company’s landfills to reduce greenhouse gas emissions. The Company continues to maintain a disciplined focus on capital management to prioritize investments for expansion, the replacement of aging assets and assets that support our strategy of differentiation and continuous improvement through efficiency and innovation.
●	Other, Net —The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2023 and 2022, we used $76 million and $60 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities within our investment portfolio associated with a wholly-owned insurance captive. Additionally, we used $28 million in 2022 to make an initial cash payment associated with a low-income housing investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2023 and 2022 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings (net of related discount) and repayments of debt for the six months ended June 30 (in millions):

	2023	2022
Borrowings:
Commercial paper	$10,064	$3,368
Term loan	—	1,000
Senior notes (a)	1,242	992
Tax-exempt bonds	50	—
	$11,356	$5,360
Repayments:
Commercial paper	$(10,476)	$(4,141)
Senior notes	(500)	(500)
Tax-exempt bonds	(40)	—
Other debt	(58)	(42)
	$(11,074)	$(4,683)
Net cash borrowings	$282	$677
(a)	We used the net proceeds of our senior notes issued in February 2023 of $1.24 billion to reduce outstanding borrowings under our commercial paper program, repay $500 million of WMI’s 2.4% senior notes upon maturity in May 2023, and for general corporate purposes, including our sustainability capital investment program.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the six months ended June 30, 2023, we repurchased $600 million of our common stock pursuant to two accelerated share repurchase (“ASR”) agreements and repurchased $22 million of our common stock in open market transactions, of which $2 million was paid in July 2023. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

During the six months ended June 30, 2022, we repurchased $500 million of our common stock pursuant to two ASR agreements and repurchased $24 million of our common stock in open market transactions, of which $4 million was paid in July 2022.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $572 million and $544 million during the six months ended June 30, 2023 and 2022, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.65 in 2022 to $0.70 in 2023.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$1,030	$1,047	$2,074	$2,305
Capital expenditures to support the business	(459)	(485)	(963)	(856)
Capital expenditures - sustainability growth investments (a)	(61)	(65)	(217)	(112)
Total capital expenditures	(520)	(550)	(1,180)	(968)
Proceeds from divestitures of businesses and other assets, net of cash divested	35	6	46	11
Free cash flow	$545	$503	$940	$1,348
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Conversely, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Inflation

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor, supply chain and transportation constraints have impacted our results. Significant global supply chain disruption has reduced availability of certain assets used in our business and inflation has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain constraints have caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the general financial institution instability that was publicly reported during the first quarter of 2023, as described further in Part II, Item 1A. Risk Factors, included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, the information about market risks as of June 30, 2023 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2023. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2023 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(a)
April 1 — 30	—	$—	—	$1.15 billion
May 1 — 31 (b)(c)	1.9	$164.96	1.9	$899 million
June 1 — 30 (c)	0.1	$164.92	0.1	$878 million	(d)
Total	2.0	$164.96	2.0
(a)	The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. In the table above and footnotes below, the average price paid per share, total repurchase costs and approximate maximum dollar value of shares that may yet be purchased under the plans or programs exclude the 1% excise tax.
(b)	In the first quarter of 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and received 1.9 million shares based on a stock price of $150.34. The ASR agreement completed and in May 2023 we received 0.4 million additional shares based on a final weighted average price of $153.90. In May 2023, under a new ASR agreement, we repurchased $250 million of our common stock and received 1.5 million shares based on a final weighted average price of $163.62.
(c)	Subsequent to the completion of the ASR agreement, we repurchased 133,501 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $22 million, inclusive of per-share commissions, at a weighted average price of $164.79, of which $2 million was paid in July 2023.
(d)	As of June 30, 2023, the Company has authorization for $878 million of future share repurchases, exclusive of the 1% excise tax discussed above. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On May 22, 2023, James C. Fish, Jr., President, Chief Executive Officer and member of our Board of Directors, adopted a stock trading plan (the “First Fish Trading Plan”). The First Fish Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The First Fish Trading Plan provided for the potential exercise of 83,419 vested stock options and instructed that, upon our common stock reaching a specified market price, the options would automatically be exercised and the Company would withhold shares of common stock necessary to cover tax requirements and the exercise price of such options. The First Fish Trading Plan provided that Mr. Fish would continue to hold all remaining shares of common stock resulting from the option exercise after the net share settlement process. The option exercise did not occur, and the First Fish Trading Plan expired pursuant to its terms on June 7, 2023.

On May 30, 2023, Mr. Fish adopted a stock trading plan (the “Second Fish Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Second Fish Trading Plan will commence on September 1, 2023 and will automatically terminate on the earlier of January 31, 2024 and the completion of all of the contemplated stock sales set forth therein. The Second Fish Trading Plan provides for the sale of 9,550 shares of our common stock upon our common stock reaching each of three specified market prices, for an aggregate total sale of up to 28,650 shares of our common stock pursuant to such plan.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Waste Management, Inc. 2023 Stock Incentive Plan [Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2023].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 26, 2023