Form 10-Q
period 2023-09-30
WASTE MANAGEMENT INC
filed 2023-10-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 20, 2023 was 402,775,427 (excluding treasury shares of 227,507,034).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150	$351
Accounts receivable, net of allowance for doubtful accounts of $26 and $26, respectively	2,646	2,461
Other receivables, net of allowance for doubtful accounts of $4 and $7, respectively	271	291
Parts and supplies	175	164
Other assets	320	284
Total current assets	3,562	3,551
Property and equipment, net of accumulated depreciation and depletion of $22,702 and $21,627, respectively	16,229	15,719
Goodwill	9,398	9,323
Other intangible assets, net	779	827
Restricted funds	424	348
Investments in unconsolidated entities	542	578
Other assets	1,001	1,021
Total assets	$31,935	$31,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,738	$1,766
Accrued liabilities	1,596	1,625
Deferred revenues	587	589
Current portion of long-term debt	297	414
Total current liabilities	4,218	4,394
Long-term debt, less current portion	15,133	14,570
Deferred income taxes	1,811	1,733
Landfill and environmental remediation liabilities	2,727	2,700
Other liabilities	1,080	1,106
Total liabilities	24,969	24,503
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,385	5,314
Retained earnings	14,124	13,167
Accumulated other comprehensive (loss) income	(58)	(69)
Treasury stock at cost, 227,456,833 and 222,396,166 shares, respectively	(12,507)	(11,569)
Total Waste Management, Inc. stockholders’ equity	6,950	6,849
Noncontrolling interests	16	15
Total equity	6,966	6,864
Total liabilities and equity	$31,935	$31,367

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues	$5,198	$5,075	$15,209	$14,763
Costs and expenses:
Operating	3,188	3,156	9,460	9,201
Selling, general and administrative	470	473	1,413	1,451
Depreciation, depletion and amortization	519	503	1,545	1,493
Restructuring	—	1	4	1
(Gain) loss from divestitures, asset impairments and unusual items, net	—	—	(3)	17
	4,177	4,133	12,419	12,163
Income from operations	1,021	942	2,790	2,600
Other income (expense):
Interest expense, net	(127)	(91)	(372)	(269)
Equity in net losses of unconsolidated entities	(18)	(17)	(41)	(49)
Other, net	(4)	(6)	—	(7)
	(149)	(114)	(413)	(325)
Income before income taxes	872	828	2,377	2,275
Income tax expense	210	189	570	535
Consolidated net income	662	639	1,807	1,740
Less: Net income (loss) attributable to noncontrolling interests	(1)	—	(4)	1
Net income attributable to Waste Management, Inc.	$663	$639	$1,811	$1,739
Basic earnings per common share	$1.64	$1.55	$4.46	$4.20
Diluted earnings per common share	$1.63	$1.54	$4.44	$4.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated net income	$662	$639	$1,807	$1,740
Other comprehensive income (loss), net of tax:
Derivative instruments, net	3	—	14	3
Available-for-sale securities, net	(4)	(9)	1	(29)
Foreign currency translation adjustments	(25)	(66)	(3)	(83)
Post-retirement benefit obligations, net	—	—	(1)	—
Other comprehensive income (loss), net of tax	(26)	(75)	11	(109)
Comprehensive income	636	564	1,818	1,631
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(4)	1
Comprehensive income attributable to Waste Management, Inc.	$637	$564	$1,822	$1,630

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,807	$1,740
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,545	1,493
Deferred income tax expense (benefit)	69	(53)
Interest accretion on landfill and environmental remediation liabilities	97	84
Provision for bad debts	36	36
Equity-based compensation expense	71	71
Net gain on disposal of assets	(33)	(5)
(Gain) loss from divestitures, asset impairments and other, net	(3)	17
Equity in net losses of unconsolidated entities, net of dividends	41	49
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(197)	(101)
Other current assets	(26)	(47)
Other assets	67	19
Accounts payable and accrued liabilities	63	325
Deferred revenues and other liabilities	(200)	(141)
Net cash provided by operating activities	3,337	3,487
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(139)	(207)
Capital expenditures	(1,853)	(1,725)
Proceeds from divestitures of businesses and other assets, net of cash divested	68	18
Other, net	(83)	(122)
Net cash used in investing activities	(2,007)	(2,036)
Cash flows from financing activities:
New borrowings	17,319	5,916
Debt repayments	(16,991)	(5,429)
Common stock repurchase program	(990)	(1,061)
Cash dividends	(855)	(811)
Exercise of common stock options	29	39
Tax payments associated with equity-based compensation transactions	(28)	(39)
Other, net	(9)	(6)
Net cash used in financing activities	(1,525)	(1,391)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(6)
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(195)	54
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	445	194
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$250	$248

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$150	$137
Restricted cash and cash equivalents included in other current assets	25	44
Restricted cash and cash equivalents included in restricted funds	75	67
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$250	$248

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Three Months Ended September 30:
2023
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19
Consolidated net income	662	—	—	—	663	—	—	—	(1)
Other comprehensive income (loss), net of tax	(26)	—	—	—	—	(26)	—	—	—
Cash dividends declared of $0.70 per common share	(283)	—	—	—	(283)	—	—	—	—
Equity-based compensation transactions, net	60	—	—	44	—	—	297	16	—
Common stock repurchase program	(373)	—	—	—	—	—	(2,347)	(373)	—
Other, net	(2)	—	—	—	—	—	—	—	(2)
Balance, September 30, 2023	$6,966	630,282	$6	$5,385	$14,124	$(58)	(227,457)	$(12,507)	$16

2022
Balance, June 30, 2022	$7,192	630,282	$6	$5,257	$12,563	$(17)	(217,006)	$(10,619)	$2
Consolidated net income	639	—	—	—	639	—	—	—	—
Other comprehensive income (loss), net of tax	(75)	—	—	—	—	(75)	—	—	—
Cash dividends declared of $0.65 per common share	(267)	—	—	—	(267)	—	—	—	—
Equity-based compensation transactions, net	62	—	—	42	(2)	—	494	22	—
Common stock repurchase program	(539)	—	—	—	—	—	(3,232)	(539)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2022	$7,012	630,282	$6	$5,299	$12,933	$(92)	(219,743)	$(11,136)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Nine Months Ended September 30:
2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	1,807	—	—	—	1,811	—	—	—	(4)
Other comprehensive income (loss), net of tax	11	—	—	—	—	11	—	—	—
Cash dividends declared of $2.10 per common share	(855)	—	—	—	(855)	—	—	—	—
Equity-based compensation transactions, net	135	—	—	71	1	—	1,220	63	—
Common stock repurchase program	(1,001)	—	—	—	—	—	(6,283)	(1,001)	—
Other, net	5	—	—	—	—	—	2	—	5
Balance, September 30, 2023	$6,966	630,282	$6	$5,385	$14,124	$(58)	(227,457)	$(12,507)	$16

2022
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	1,740	—	—	—	1,739	—	—	—	1
Other comprehensive income (loss), net of tax	(109)	—	—	—	—	(109)	—	—	—
Cash dividends declared of $1.95 per common share	(811)	—	—	—	(811)	—	—	—	—
Equity-based compensation transactions, net	130	—	—	60	1	—	1,497	69	—
Common stock repurchase program	(1,063)	—	—	70	—	—	(7,084)	(1,133)	—
Other, net	(1)	—	—	—	—	—	3	—	(1)
Balance, September 30, 2022	$7,012	630,282	$6	$5,299	$12,933	$(92)	(219,743)	$(11,136)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, we had $207 million and $192 million, respectively, of deferred contract costs, of which $145 million and $137 million, respectively, was related to deferred sales incentives.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2023			December 31, 2022
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$142	$32	$174	$137	$31	$168
Long-term	2,574	153	2,727	2,527	173	2,700
	$2,716	$185	$2,901	$2,664	$204	$2,868

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2023 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2022	$2,664	$204
Obligations incurred and capitalized	61	—
Obligations settled	(106)	(20)
Interest accretion	92	5
Revisions in estimates and interest rate assumptions	5	(4)
Acquisitions, divestitures and other adjustments	—	—
September 30, 2023	$2,716	$185

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt and Derivatives

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2023:

	September 30,	December 31,
	2023	2022
Commercial paper program (weighted average interest rate of 5.5% as of September 30, 2023 and 4.9% as of December 31, 2022)	$490	$1,730
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.7% as of September 30, 2023 and 3.2% as of December 31, 2022)	11,376	8,626
Term Loan, interest rate of 5.1% as of December 31, 2022	—	1,000
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	368	369
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.55% to 4.4% (weighted average interest rate of 2.9% as of September 30, 2023 and 2.7% as of December 31, 2022)	2,633	2,648
Financing leases and other, maturing through 2071 (weighted average interest rate of 4.8% as of September 30, 2023 and 4.7% as of December 31, 2022) (a)	686	699
Debt issuance costs, discounts and other	(123)	(88)
	15,430	14,984
Current portion of long-term debt	297	414
Long-term debt, less current portion	$15,133	$14,570
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of September 30, 2023, we had approximately $2.4 billion of debt maturing within the next 12 months, including (i) $489 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $156 million of 3.5% senior notes that mature in May 2024 and (iv) $174 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax-exempt bonds. As of September 30, 2023, we have classified $2.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $297 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities, Commercial Paper Program and Term Loan

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2027, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of September 30, 2023, we had no outstanding borrowings under this facility. We had $181 million of letters of credit issued and $489 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.8 billion as of September 30, 2023. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2023, we had $489 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Term Loan — In May 2022, we entered into our $1.0 billion, two-year, U.S. term credit agreement maturing May 2024 (“Term Loan”) to support general corporate purposes. WM Holdings guaranteed all obligations under the Term Loan. The interest rate we paid on our Term Loan was generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The Term Loan had a contractual maturity of May 2024, but we elected to repay all outstanding balances under the Term Loan in August 2023 with proceeds from our July 2023 senior notes issuance, which is discussed further below.

Other Letter of Credit Lines — As of September 30, 2023, we had utilized $801 million of other uncommitted letter of credit lines with terms maturing through December 2026.

Debt Borrowings and Repayments

Commercial Paper Program — During the nine months ended September 30, 2023, we made cash repayments of $15.3 billion, which were partially offset by $14.1 billion of cash borrowings (net of related discount on issuance). A portion of these borrowings were repaid with proceeds from senior note issuances as discussed below.

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

In July 2023, WMI issued $750 million and $1.25 billion of 4.875% senior notes due February 2029 and February 2034, respectively, the net proceeds of which were $1.97 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $1.0 billion of outstanding borrowings under our Term Loan and for general corporate purposes.

Term Loan — In August 2023, we repaid $1.0 billion of outstanding borrowings under our Term Loan with proceeds from our July 2023 senior notes issuance discussed above and contemporaneously terminated the facility.

Tax-Exempt Bonds — We issued $50 million of tax-exempt bonds during the nine months ended September 30, 2023. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility, material recovery facility and renewable natural gas facility construction and development. In 2023, we also repaid $65 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease in our financing leases and other debt obligations during the nine months ended September 30, 2023 is due to $91 million of cash repayments of debt at maturity, partially offset by an increase of $78 million primarily related to non-cash financing leases.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivatives

During 2023, we entered into treasury rate locks with a total notional value of $800 million to secure underlying interest rates associated with our senior notes issuances discussed above. We designated our treasury rate locks as cash flow hedges. These treasury rate locks were terminated contemporaneously with the related issuances of senior notes and we received cash of $19 million to settle the related assets.

4.    Income Taxes

Our effective income tax rate was 24.1% and 24.0% for the three and nine months ended September 30, 2023, respectively, compared with 22.8% and 23.5% for the three and nine months ended September 30, 2022, respectively.

The increase in our effective income tax rate when comparing the three and nine months ended September 30, 2023 and 2022 was primarily driven by (i) an unfavorable increase in permanent differences between taxable income and accounting income associated with our treatment of landfill closure and post-closure costs and (ii) a decrease in the excess tax benefits associated with equity-based compensation. The impacts of these items were partially offset by increased federal tax credits.

We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Permanent Differences — During the three and nine months ended September 30, 2023, we recognized additional income tax expense when compared to prior periods of $10 million and $16 million, respectively, related to permanent differences between taxable income and accounting income. This increase is largely due to an increase in taxable interest income associated with the Company’s election to deduct landfill closure and post-closure costs for income tax purposes when incurred and accrued. The increase in taxable interest income is due to the increase in the applicable federal rate published by the IRS.

Equity-Based Compensation – During the three and nine months ended September 30, 2023, we recognized a reduction in our income tax expense of $1 million and $11 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $5 million and $17 million, respectively, for the comparable prior year periods.

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

During the three and nine months ended September 30, 2023, we recognized $18 million and $43 million of net losses, respectively, and a reduction in our income tax expense of $28 million and $76 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and nine months ended September 30, 2023, we recognized interest expense of $3 million and $10 million, respectively, associated with our investments in low-income housing properties.

During the three and nine months ended September 30, 2022, we recognized $16 million and $47 million of net losses, respectively, and a reduction in our income tax expense of $26 million and $74 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three and nine months ended September 30, 2022, we recognized interest expense of $5 million and $10 million,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Number of common shares outstanding at end of period	402.8	410.5	402.8	410.5
Effect of using weighted average common shares outstanding	1.2	1.5	3.0	3.5
Weighted average basic common shares outstanding	404.0	412.0	405.8	414.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	2.3	1.8	2.2
Weighted average diluted common shares outstanding	405.9	414.3	407.6	416.2
Potentially issuable shares	5.3	5.3	5.3	5.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.0	0.6	1.4	1.2

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2023, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 19 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $120 million higher than the $185 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2023. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2023, we have been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto River Waste Pits Site in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WMI acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site, and we recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and International Paper Company have continued to work on a remedial design to support the EPA’s proposed remedy; however, design investigations indicate that fundamental changes are required to the proposed remedy and MIMC maintains its prior position that the remedy set forth in the ROD is not the best solution to protect the environment and public health. Due to further increases in the estimated cost of the remedy set forth in the ROD, we recorded an additional liability of $17 million as of March 31, 2022 for MIMC’s estimated potential share of such costs. As of September 30, 2023 and December 31, 2022, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy was $68 million. MIMC’s ultimate liability could be materially different from current estimates and MIMC will continue to engage the EPA regarding its proposed remedy.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of September 30, 2023 and December 31, 2022, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2022 and 2023 tax years and expect the audits to be completed within the next 18 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

The operating segments not evaluated and overseen through our East and West Tiers are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported and are not qualitatively significant at this time.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Three Months Ended September 30:
2023
Solid Waste:
East Tier	$2,789	$(575)	$2,214	$671
West Tier	2,694	(580)	2,114	653
Solid Waste (a)	5,483	(1,155)	4,328	1,324
Other (b)	930	(60)	870	(13)
	6,413	(1,215)	5,198	1,311
Corporate and Other (c)	—	—	—	(290)
Total	$6,413	$(1,215)	$5,198	$1,021

2022
Solid Waste:
East Tier	$2,652	$(508)	$2,144	$616
West Tier	2,620	(543)	2,077	622
Solid Waste (a)	5,272	(1,051)	4,221	1,238
Other (b)	912	(58)	854	—
	6,184	(1,109)	5,075	1,238
Corporate and Other (c)	—	—	—	(296)
Total	$6,184	$(1,109)	$5,075	$942

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(d)	Revenues	Operations
Nine Months Ended September 30:
2023
Solid Waste:
East Tier	$8,192	$(1,678)	$6,514	$1,846
West Tier	7,897	(1,716)	6,181	1,843
Solid Waste (a)	16,089	(3,394)	12,695	3,689
Other (b)	2,686	(172)	2,514	(30)
	18,775	(3,566)	15,209	3,659
Corporate and Other (c)	—	—	—	(869)
Total	$18,775	$(3,566)	$15,209	$2,790

2022
Solid Waste:
East Tier	$7,644	$(1,449)	$6,195	$1,728
West Tier	7,638	(1,573)	6,065	1,779
Solid Waste (a)	15,282	(3,022)	12,260	3,507
Other (b)	2,670	(167)	2,503	19
	17,952	(3,189)	14,763	3,526
Corporate and Other (c)	—	—	—	(926)
Total	$17,952	$(3,189)	$14,763	$2,600
(a)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business and includes elements of profitability from our “Other” segment. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Income from operations in our Solid Waste business increased primarily due to revenue growth in our collection and disposal business driven by yield. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices. In addition, fuel tax credits in 2022 were not recognized until August 2022 due to the timing of the Inflation Reduction Act of 2022 (“IRA”). This created a $26 million negative impact to income from operations for the three months ended September 30, 2023, but is broadly flat for the nine months ended September 30, 2023.

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

The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business primarily driven by decreases in the value of energy prices and renewable fuel standard credits and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.

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

The improvement in income from operations was primarily driven by (i) lower annual incentive compensation costs; (ii) lower professional fees in connection with investments in our digital program, as certain strategic projects have now been implemented and (iii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These lower costs were partially offset by annual merit increases and litigation costs.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commercial	$1,464	$1,392	$4,300	$4,034
Industrial	982	966	2,889	2,744
Residential	875	846	2,595	2,483
Other collection	193	187	556	521
Total collection	3,514	3,391	10,340	9,782
Landfill	1,261	1,197	3,678	3,442
Transfer	594	562	1,719	1,602
Recycling	366	420	1,094	1,341
Other (a)	678	614	1,944	1,785
Intercompany (b)	(1,215)	(1,109)	(3,566)	(3,189)
Total	$5,198	$5,075	$15,209	$14,763
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.     Acquisitions

During the nine months ended September 30, 2023, we completed solid waste and recycling acquisitions with total consideration of $138 million, which included $129 million in cash paid and $9 million of other consideration, specifically purchase price holdbacks. In addition, we paid $10 million of holdbacks, of which $6 million related to prior year acquisitions.

Total consideration for our 2023 acquisitions was allocated to $22 million of property and equipment, $46 million of other intangible assets, primarily customer relationships, and $76 million of goodwill with the remaining allocated to liabilities assumed from the ordinary course of business. We remain in the measurement period for most of our acquisitions, and adjustments to our preliminary purchase price allocation may occur. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible.

9.     (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the nine months ended September 30, 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6.

10.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5, $0, $0 and $0, respectively	16	1	(3)	—	14
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	(2)	—	—	(1)	(3)
Net current period other comprehensive income (loss)	14	1	(3)	(1)	11
Balance, September 30, 2023	$17	$20	$(97)	$2	$(58)

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

In the third quarter of 2023, we entered into an ASR agreement to repurchase $350 million of our common stock and received 2.2 million shares based on a final weighted average stock price of $156.87. Additionally, we repurchased 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $19.5 million, inclusive of per-share commissions, at a weighted average price of $168.04, of which $1.5 million was paid in October 2023.

The Inflation Reduction Act of 2022 (“IRA”), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. The discussion of our common stock repurchase program above is exclusive of the 1% excise tax.

As of September 30, 2023, the Company has authorization for $508.5 million of future share repurchases, exclusive of the 1% excise tax discussed above. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2023	2022
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$61	$240
Equity securities	47	37
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	426	360
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	56	56
Total Assets	$590	$693
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.
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

Fair Value of Debt

As of September 30, 2023 and December 31, 2022, the carrying value of our debt was $15.4 billion and $15.0 billion, respectively. The estimated fair value of our debt was approximately $13.8 billion as of September 30, 2023 and December 31, 2022.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2023 and December 31, 2022. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $278 million and $321 million as of September 30, 2023 and December 31, 2022, respectively. The debt balance related to our investments in low-income housing properties was $243 million and $295 million as of September 30, 2023 and December 31, 2022, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive (loss) income. Our investments and receivables related to these trusts had an aggregate carrying value of $94 million and $93 million as of September 30, 2023 and December 31, 2022, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $116 million and $113 million as of September 30, 2023 and December 31, 2022, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “target,” “plan,” “forecast,” “project,” “estimate,” “intend,” “commit,” “potential,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions; environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy and environmental, social and governance performance and disclosure; increasing attention to sustainability matters and heightened scrutiny of sustainability measurements, objectives and disclosures, which could lead to increased litigation risk related to our sustainability efforts; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from extreme weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives; public health risk, increased costs and disruption due to a future resurgence of pandemic conditions and restrictions; macroeconomic conditions, geopolitical conflict and market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings; and decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by Part II, Item 1A. Risk Factors, included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting, and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, energy surcharge and regulatory recovery fees which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, described under Results of Operations below.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we published our 2023 Sustainability Report providing details on our environmental, social and governance (“ESG”) performance and outlining progress towards our 2030 ESG goals. The Sustainability Report conveys the strong linkage between the Company’s ESG goals and our growth strategy, inclusive of the planned expansion of the Company’s recycling and WM Renewable Energy businesses. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Enhancements made through these initiatives are intended to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service. In late 2021, we began to execute on the next phase of this technology enablement strategy to automate and optimize certain elements of our service delivery model. Our next and ongoing phase is to prioritize reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling, and residential collection, while further elevating our customer self-service through digitalization and implementing technologies to enhance the safety, reliability and efficiency of our collection operations. Additionally, in 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system, which will continue to drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

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

With the significant decline in commodity prices that started in the second half of 2022 and has continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses, specifically within our recycling and WM Renewable Energy businesses. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to focus on adjusting our business models to protect against the down-side risk by spreading the inherent risk of changes in commodity prices across the vertically integrated value chain. The extent and duration of the impact of labor, supply chain, transportation and commodity price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; geopolitical conflicts and responses and supply and demand for commodities. As we experience inflationary cost pressures, we focus on our pricing efforts, as well as operating efficiencies and cost controls, to maintain our earnings and cash flow and facilitate growth. With these macroeconomic pressures, we remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Quarter Financial Results

During the third quarter of 2023, we continued to focus on our priorities to advance our strategy—growing price to offset cost inflation, enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our recycling and WM Renewable Energy businesses. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin during the third quarter of 2023. We remain diligent in offering a competitive and differentiated service that meets the needs of our customers, and are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through market wage adjustments, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the third quarter of 2023, we allocated $673 million of available cash to capital expenditures and $653 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the third quarter include:

●	Revenues of $5,198 million, compared with $5,075 million in the prior year period, an increase of $123 million, or 2.4%. The increase is primarily attributable to (i) higher yield in our collection and disposal business; (ii) acquisitions, net of divestitures and (iii) increased volumes. These increases were partially offset by commodity price declines in our recycling and WM Renewable Energy businesses and decreased revenue from our energy surcharge program as a result of a decline in the price of fuel, particularly diesel;
●	Operating expenses of $3,188 million, or 61.3% of revenues, compared with $3,156 million, or 62.2% of revenues, in the prior year period. The $32 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost increases from merit increases and frontline employee market wage adjustments. These increases were offset, in part, by commodity-driven business impacts from lower recycling rebates reflected in costs of goods sold and lower fuel prices;
●	Selling, general and administrative expenses were $470 million, or 9.0% of revenues, compared with $473 million, or 9.3% of revenues, in the prior year period. The 30 basis point improvement was due to the increase in operating revenues and managing expenses through intentional steps to rationalize costs in corporate functions;
●	Income from operations was $1,021 million, or 19.6% of revenues, compared with $942 million, or 18.6% of revenues, in the prior year period. The improved earnings in the current quarter are driven by higher earnings attributable to our collection and disposal business partially offset by (i) reduced profitability in our WM Renewable Energy business due to lower energy prices and (ii) the decline in recycling commodity prices affecting profitability in our recycling business;
●	Net income attributable to Waste Management, Inc. was $663 million, or $1.63 per diluted share, compared with $639 million, or $1.54 per diluted share, in the prior year period. The increase in income from operations discussed above was partially offset by increases in interest expense and income tax expense;
●	Net cash provided by operating activities was $1,263 million compared with $1,182 million in the prior year period, with the increase driven by (i) higher earnings attributable to our collection and disposal business and (ii) favorable changes in working capital, net of effects of acquisitions and divestitures. This increase was partially offset by higher interest and income tax payments; and
●	Free cash flow was $612 million compared with $432 million in the prior year period. The increase in free cash flow is primarily attributable to (i) the increase in net cash provided by operating activities discussed above; (ii) lower capital spending and (iii) higher proceeds from divestitures of businesses and other assets. Free cash

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Commercial	$1,464	$1,392	$4,300	$4,034
Industrial	982	966	2,889	2,744
Residential	875	846	2,595	2,483
Other collection	193	187	556	521
Total collection	3,514	3,391	10,340	9,782
Landfill	1,261	1,197	3,678	3,442
Transfer	594	562	1,719	1,602
Recycling	366	420	1,094	1,341
Other (a)	678	614	1,944	1,785
Intercompany (b)	(1,215)	(1,109)	(3,566)	(3,189)
Total	$5,198	$5,075	$15,209	$14,763
(a)	The “Other” line of business includes (i) certain services provided by our WMSBS business; (ii) certain services within our sustainability business including our landfill gas-to-energy operations managed by our WM Renewable Energy business; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Revenue attributable to collection, landfill, transfer and recycling services provided by our “Other” businesses has been reflected as a component of the relevant line of business for purposes of presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2023 vs. 2022				Period-to-Period Change for the Nine Months Ended September 30, 2023 vs. 2022
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$215	5.0%			$699	5.6%
Recycling and WM Renewable Energy (c)(d)	(108)	(23.3)			(399)	(26.8)
Energy surcharge and mandated fees (d)(e)	(54)	(18.4)			(70)	(8.8)
Total average yield (f)			$53	1.1%			$230	1.6%
Volume			27	0.5			94	0.6
Internal revenue growth			80	1.6			324	2.2
Acquisitions			50	0.9			156	1.0
Divestitures			(1)	—			(5)	—
Foreign currency translation			(6)	(0.1)			(29)	(0.2)
Total			$123	2.4%			$446	3.0%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our recycling and WM Renewable Energy businesses, as well as changes in fees in our recycling business.
(d)	Beginning in 2023, Recycling and WM Renewable Energy includes changes in our revenue attributable to our WM Renewable Energy business. Previously these changes in revenue were included in energy surcharges and mandated fees. We have revised our prior year results to conform with the current year presentation.
(e)	Our energy surcharge was revised in the second quarter of 2023 to incorporate market prices for both diesel and compressed natural gas (“CNG”).
(f)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2023 vs. 2022		September 30, 2023 vs. 2022
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$73	5.9%	$241	6.6%
Industrial	53	6.1	192	7.7
Residential	50	6.3	146	6.3
Total collection	176	5.8	579	6.5
Landfill	18	2.4	56	2.6
Transfer	21	7.1	64	7.8
Total collection and disposal	$215	5.0%	$699	5.6%

This is a capital and labor intensive business. Our capital investments and operating costs needed to serve our customers are increasing. Our overall pricing efforts are focused on keeping pace with these higher costs. We experienced average yield growth in our collection line of business of 5.8% and 6.5% for the three and nine months ended September 30, 2023, respectively. We are also continuing to see growth in our disposal business with our municipal solid waste business experiencing average yield of 4.1% and 5.0% for the three and nine months ended September 30, 2023, respectively.

Recycling and WM Renewable Energy — The downturn in market prices for recycling commodities that started in the second half of 2022 has persisted in 2023. Decreases in the market prices for recycling commodities resulted in a revenue decline of $91 million and $339 million for the three and nine months ended September 30, 2023, respectively, as compared with the prior year periods. Average market prices for single-stream recycled commodities were down more than 50% in the first nine months of 2023 when compared to the comparable prior year period. The decrease is due to the slowdown in the global economy which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. Additionally, revenue in our WM Renewable Energy business declined $17 million and $60 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, primarily driven by decreases in the value of energy prices and renewable fuel standard credits.

Energy Surcharge and Mandated Fees — These fees decreased $54 million and $70 million for the three and nine months ended September 30, 2023, respectively, as compared with the prior year periods. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues is primarily due to a decline of approximately 15% in market prices for diesel fuel for the three and nine months ended September 30, 2023, respectively, as compared with the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and nine months ended September 30, 2023, as compared with the prior year periods.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $27 million, or 0.5%, and $94 million, or 0.6%, for the three and nine months ended September 30, 2023, respectively. These results reflect increases in special waste volumes at our landfills, primarily due to event-driven projects, and an increase in WMSBS volumes, which were partially offset by a decrease in temporary industrial collection volumes and the intentional shedding of low-margin residential collection business.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Labor and related benefits	$913	17.6%	$880	17.3%	$2,750	18.1%	$2,563	17.4%
Transfer and disposal costs	325	6.2	313	6.2	955	6.3	909	6.2
Maintenance and repairs	508	9.8	475	9.4	1,503	9.9	1,351	9.1
Subcontractor costs	566	10.9	536	10.5	1,627	10.7	1,496	10.1
Cost of goods sold	187	3.6	247	4.9	561	3.7	778	5.3
Fuel	122	2.3	132	2.6	381	2.5	438	3.0
Disposal and franchise fees and taxes	190	3.7	188	3.7	553	3.6	545	3.7
Landfill operating costs	105	2.0	100	2.0	339	2.2	303	2.0
Risk management	84	1.6	89	1.7	233	1.5	269	1.8
Other	188	3.6	196	3.9	558	3.7	549	3.7
	$3,188	61.3%	$3,156	62.2%	$9,460	62.2%	$9,201	62.3%

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

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily driven by (i) merit increases and proactive market wage adjustments to hire and retain talent; (ii) increased headcount primarily from acquisitions and (iii) increases in health and welfare costs and in medical care activity. These increases were offset, in part, by lower annual incentive compensation.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers, offset, in part, by a slight decrease in collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily driven by (i) continued inflationary cost increases for parts, supplies and third-party services, although the impact of such inflationary cost increases has progressively moderated from earlier in the year to the third quarter of 2023 and (ii) labor cost increases for our technicians, including additional headcount, market wage adjustments and merit increases. Through the first half of  2023, our maintenance and repairs costs were also elevated due to supply chain constraints that were causing delays in truck deliveries. These constraints have moderated and, accordingly, the pressure on maintenance and repairs costs has lessened in the third quarter of 2023.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) continued inflationary cost increases, particularly labor and fuel costs from third-party haulers, although the impact of such inflationary cost increases has progressively moderated from earlier in the year to the third quarter of 2023 due to lower diesel prices that reduced fuel surcharges from our third-party transportation providers and (ii) an increase in volumes in our WMSBS business and SES offerings, which rely more extensively on subcontracted hauling and services than our collection and disposal business.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by an approximate 40% and 50% decrease in single-stream recycling commodity prices for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods.

Fuel — The decrease in fuel costs was primarily due to a decrease of approximately 15% in market prices for diesel fuel during the three and nine months ended September 30, 2023, as compared to the prior year periods. In the third quarter of 2022, we recognized a $26 million catch-up benefit from the extension of alternative fuel tax credits that was retroactive to January 1, 2022. In 2023, these alternative fuel tax credits have been recognized ratably throughout the year. Accordingly, the timing of the regulatory decision in 2022 impacts the comparison of our fuel costs for the three months ended September 30, 2023 and the comparable prior year period, but has no impact on the comparability of the year-to-date periods.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by an increase in landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — Landfill operating costs increased for the three months ended September 30, 2023, as compared with the prior year period, primarily due to higher costs for landfill accretion and site monitoring and testing. The increase for the nine months ended September 30, 2023, as compared with the prior year period, was primarily due to higher expenses for (i) landfill site costs, including costs for leachate collection and treatment, maintenance, and monitoring and testing; (ii) landfill accretion and (iii) remediation expense. Within landfill operating costs, accretion expense was $32 million and $97 million for the three and nine months ended September 30, 2023, respectively, compared with $30 million and $84 million, for the comparable prior year periods. The increase in remediation expense for the nine months ended September 30, 2023, as compared with the prior year period, was primarily due to changes in the measurement of our environmental remediation obligations and recovery assets in both 2023 and 2022. Our measurement of these balances includes the application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. During the nine months ended September 30, 2022, the increases in the discount rate were greater than the increase experienced in the third quarter of 2023, which contributed to an increase in remediation expense between the comparable periods. Any increase in discount rate results in a reduction in the net liability and a credit to expense.

Risk Management — The decrease in risk management for the three and nine months ended September 2023, as compared with the prior year periods, was primarily due to lower claims expense. An overall increase in insurance premiums partially offset this cost decrease. Our claims costs for our risk management program were particularly elevated during the first half of 2022 due to unfavorable cost development on a limited population of severe cases. The absence of these costs is the largest driver of the favorable variance for the nine months ended September 2023 compared to the prior year.

Other — Other operating costs decreased for the three months ended September 30, 2023, as compared with the prior year period, primarily due to a write down of assets and inventory related to Hurricane Ian during the third quarter of 2022 and net gains on the sale of certain assets during the third quarter of 2023. These decreases were offset, in part, by (i) inflationary cost pressures, although the impact of such continued inflationary cost increases has progressively moderated from earlier in the year to the third quarter of 2023 and (ii) higher utility costs at our facilities. In addition to the foregoing, other operating cost increases for the nine-month period ended September 30, 2023 were primarily due to an increase in business travel and higher equipment rental costs.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Labor and related benefits	$280	5.4%	$293	5.8%	$885	5.8%	$910	6.2%
Professional fees	61	1.1	65	1.3	166	1.1	193	1.3
Provision for bad debts	16	0.3	12	0.2	36	0.2	36	0.2
Other	113	2.2	103	2.0	326	2.2	312	2.1
	$470	9.0%	$473	9.3%	$1,413	9.3%	$1,451	9.8%

Selling, general and administrative expenses have decreased primarily due to lower annual incentive compensation costs and reduced professional fees in connection with investments in our digital platform, as certain strategic digital projects have now been implemented. Partially offsetting these reductions are annual merit increases and increased litigation costs. The effective management of our costs, along with the increase in revenue resulted in a significant reduction in our selling, general and administrative expenses as a percentage of revenues when compared with the prior year period.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs was primarily related to lower annual incentive compensation costs and lower contract labor expenses. These decreases were partially offset by annual merit increases for our employees and market adjustments for deferred compensation plans related to investment performance.

Professional Fees — The decrease in professional fees was primarily attributable to reduced expenses in connection with investments in our digital platform, as certain strategic projects have now been implemented.

Provision for Bad Debts — The increase in provision for bad debts during the three months ended September 30, 2023, as compared with the prior year period, is primarily related to an increase in the aging of certain receivables as well as customer-specific provisions required for bankruptcies of two of our WMSBS customers.

Other —The increase in other expenses was primarily related to litigation costs and higher advertising costs, which were partially offset by lower telecommunications costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Depreciation of tangible property and equipment	$298	5.7%	$287	5.7%	$894	5.9%	$859	5.8%
Depletion of landfill airspace	188	3.6	184	3.6	554	3.6	539	3.7
Amortization of intangible assets	33	0.7	32	0.6	97	0.7	95	0.6
	$519	10.0%	$503	9.9%	$1,545	10.2%	$1,493	10.1%

The increase in depreciation of tangible property and equipment for the three months ended September 30, 2023 was primarily driven by additional depreciation due to investments in capital assets to service our customers, including machinery and trucks. The increase in depreciation of tangible property and equipment for the nine months ended

September 30, 2023 was primarily driven by additional depreciation due to investments in capital assets, including strategic investments in our digital platform and machinery and containers to service our customers. The increase in depletion of landfill airspace for the three and nine months ended September 30, 2023 was primarily driven by increased volumes from the reopening of a previously closed landfill in our East Tier.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the nine months ended September 30, 2023 were nominal. During the first quarter of 2022, we recognized a $17 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2023	2022	Change		2023	2022	Change
Solid Waste:
East Tier	$671	$616	$55	8.9%	$1,846	$1,728	$118	6.8%
West Tier	653	622	31	5.0	1,843	1,779	64	3.6
Solid Waste	1,324	1,238	86	6.9	3,689	3,507	182	5.2
Other (a)	(13)	—	(13)	*	(30)	19	(49)	*
Corporate and Other (b)	(290)	(296)	6	(2.0)	(869)	(926)	57	(6.2)
Total	$1,021	$942	$79	8.4%	$2,790	$2,600	$190	7.3%
Percentage of revenues	19.6%	18.6%			18.3%	17.6%

*Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) elements of our WMSBS business that are not included in the operations of our reportable segments; (ii) elements of our sustainability business that includes landfill gas-to-energy operations managed by our WM Renewable Energy business, our SES business and recycling brokerage services and not included in the operations of our reportable segments; (iii) certain other expanded service offerings and solutions and (iv) the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	“Corporate and Other” operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, digital, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2023, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased primarily due to revenue growth in our collection and disposal business driven by yield. These increases were partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and annual merit increases and (iii) reduced profitability in our recycling business from the decline in recycling commodity prices. In addition, fuel tax credits in 2022 were not recognized until August 2022 due to the timing of the Inflation Reduction Act of 2022 (“IRA”). This created a $26 million negative impact to income from operations for the three months ended September 30, 2023, but is broadly flat for the nine months ended September 30, 2023.

●	Other — The decrease in income from operations was due to (i) reduced profitability in our WM Renewable Energy business primarily driven by decreases in the value of energy prices and renewable fuel standard credits and (ii) the decline in recycling brokerage commodity prices affecting profitability in our recycling business.
●	Corporate and Other — The improvement in income from operations was primarily driven by (i) lower annual incentive compensation costs; (ii) lower professional fees in connection with investments in our digital program, as certain strategic projects have now been implemented and (iii) a charge during the first quarter of 2022 to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. These lower costs were partially offset by annual merit increases and litigation costs.

Interest Expense, Net

Our interest expense, net was $127 million and $372 million for the three and nine months ended September 30, 2023, respectively, compared to $91 million and $269 million for the three and nine months ended September 30, 2022, respectively. The increase is primarily related to an increase in our weighted average borrowing rate of approximately 90 basis points due to increased rates on floating-rate debt and higher fixed rates on refinancing as well as an increase in average debt balances to fund growth. To mitigate the impact of increasing interest rates and to provide certainty in cost, we elected to replace certain floating-rate debt, specifically our Term Loan and commercial paper borrowings, with longer-term, fixed-rate debt through our senior notes issuances as discussed within Liquidity and Capital Resources below. See Note 3 to the Condensed Consolidated Financial Statements for more information related to our debt balances.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $18 million and $41 million during the three and nine months ended September 30, 2023, respectively, compared to $17 million and $49 million for the three months and nine months ended September 30, 2022, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. The losses are more than offset by the tax benefits generated by these investments as further discussed in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense was $210 million and $570 million for the three and nine months ended September 30, 2023, respectively, compared to $189 million and $535 million for the three and nine months ended September 30, 2022, respectively. Our effective income tax rate was 24.1% and 24.0% for the three and nine months ended September 30, 2023, respectively, compared to 22.8% and 23.5% for the three and nine months ended September 30, 2022, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The IRA was signed into law by President Biden on August 16, 2022, and contains a number of tax-related provisions. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (recorded as a reduction in our operating expense) for tax credits in each of 2022, 2023 and 2024. The IRA contains a number of additional provisions related to tax incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. With respect to only the investment tax credit aspect of the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024, 2025 and 2026. Additionally, the production tax credit incentives for investments in renewable energy and the carbon capture provisions of the IRA will likely result in incremental benefit, although at this time the amount of those benefits has not been quantified. Additionally, we incur an excise tax of 1% for common stock repurchases, which is reflected in the cost of purchasing the underlying shares as a component of treasury stock in our Condensed Consolidated Balance Sheet. See

Note 11 to the Condensed Consolidated Financial Statements for additional information. The current expectation is the IRA’s minimum corporate tax will not have an impact on the Company.

Additionally, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model rules that propose a global minimum tax rate of 15%. As legislation to enact a minimum tax becomes effective in countries in which we do business, we do not expect a material impact to our income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$150	$351
Restricted funds:
Insurance reserves	$386	$313
Final capping, closure, post-closure and environmental remediation funds	116	113
Other	2	5
Total restricted funds (a)	$504	$431
Debt:
Current portion	$297	$414
Long-term portion	15,133	14,570
Total debt	$15,430	$14,984
(a)	As of September 30, 2023 and December 31, 2022, $80 million and $83 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of September 30, 2023, we had approximately $2.4 billion of debt maturing within the next 12 months, including (i) $489 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $156 million of 3.5% senior notes that mature in May 2024 and (iv) $174 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax-exempt bonds. As of September 30, 2023, we have classified $2.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $297 million of debt maturing in the next 12 months is classified as current obligations.

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

In July 2023, WMI issued $750 million and $1.25 billion of 4.875% senior notes due February 2029 and February 2034, respectively, the net proceeds of which were $1.97 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $1.0 billion of outstanding borrowings under our Term Loan and for general corporate purposes.

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

	September 30,	December 31,
	2023	2022
Balance Sheet Information:
Current assets	$6	$193
Noncurrent assets	13	14
Current liabilities	269	325
Noncurrent liabilities:
Advances due to affiliates	20,939	19,740
Other noncurrent liabilities	13,214	12,618

Nine Months Ended
September 30, 2023
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	250

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2023	2022
Net cash provided by operating activities	$3,337	$3,487
Net cash used in investing activities	$(2,007)	$(2,036)
Net cash used in financing activities	$(1,525)	$(1,391)

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $150 million as compared with the prior year period, driven by (i) higher interest payments; (ii) unfavorable changes in working capital, net of effects of acquisitions and divestitures; (iii) higher incentive compensation payments and (iv) higher income tax payments. This decrease was partially offset by increased earnings attributable to our collection and disposal business.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2023 and 2022 are summarized below:

●	Capital Expenditures — We used $1,853 million and $1,725 million for capital expenditures during the nine months ended September 30, 2023 and 2022, respectively. The increase in capital spending is primarily

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
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the nine months ended September 30, 2023 and 2022, we used $71 million and $36 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities within our investment portfolio associated with a wholly-owned insurance captive. Additionally, in 2022, we used $57 million to fund secured convertible promissory notes associated with an acquisition and $28 million to make an initial cash payment associated with a low-income housing investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2023 and 2022 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings (net of related discount) and repayments of debt for the nine months ended September 30 (in millions):

	2023	2022
Borrowings:
Commercial paper	$14,062	$3,924
Senior notes	3,207	992
Term loan	—	1,000
Tax-exempt bonds	50	—
	$17,319	$5,916
Repayments:
Commercial paper	$(15,335)	$(4,864)
Senior notes	(500)	(500)
Term loan	(1,000)	—
Tax-exempt bonds	(65)	—
Other debt	(91)	(65)
	$(16,991)	$(5,429)
Net cash borrowings	$328	$487

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the nine months ended September 30, 2023, we repurchased $950 million of our common stock pursuant to three accelerated share repurchase (“ASR”) agreements and repurchased $41.5 million of our common stock in open market transactions, of which $1.5 million was paid in October 2023. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

During the nine months ended September 30, 2022, we repurchased $1.0 billion of our common stock pursuant to three ASR agreements and repurchased $63 million of our common stock in open market transactions, of which $2 million was paid in October 2022.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $855 million and $811 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.65 in 2022 to $0.70 in 2023.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$1,263	$1,182	$3,337	$3,487
Capital expenditures to support the business	(493)	(547)	(1,456)	(1,403)
Capital expenditures - sustainability growth investments (a)	(180)	(210)	(397)	(322)
Total capital expenditures	(673)	(757)	(1,853)	(1,725)
Proceeds from divestitures of businesses and other assets, net of cash divested	22	7	68	18
Free cash flow	$612	$432	$1,552	$1,780
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the general financial institution instability that was publicly reported during the first quarter of 2023, as described further in Part II, Item 1A. Risk Factors, included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, the information about market risks as of September 30, 2023 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2023. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2023 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(a)
July 1 — 31 (b)	0.1	$169.33	0.1	$860 million
August 1 — 31 (c)	1.7	$163.97	1.7	$510 million
September 1 — 30 (c)	0.5	$156.85	0.5	$508.5 million	(d)
Total	2.3	$157.42	2.3
(a)	The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. In the table above and footnotes below, the average price paid per share, total repurchase costs and approximate maximum dollar value of shares that may yet be purchased under the plans or programs exclude the 1% excise tax.
(b)	In July 2023, we repurchased 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $18 million, inclusive of per-share commissions, at a weighted average price of $169.33.
(c)	In August 2023, we repurchased $350 million of our common stock pursuant to an accelerated share repurchase (“ASR”) agreement. At the beginning of the repurchase period, we delivered $350 million cash and received 1.7 million shares based on a stock price of $163.97. The ASR agreement completed in September 2023, at which time we received 0.5 million additional shares based on a final weighted average price of $156.87. In September 2023, after the completion of the ASR agreement, we repurchased 9,744 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $1.5 million, inclusive of per share commissions, at a weighted average price of $153.93, which was paid in October 2023.

The “Average Price Paid per Share” in the table for September represents the final weighted average price per share paid for the August 2023 ASR agreement and the September 2023 open market transactions.

(d)	As of September 30, 2023, the Company has authorization for $508.5 million of future share repurchases, exclusive of the 1% excise tax discussed above. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2023, the following executive officers adopted the stock trading plans described below, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:

	Plan	Plan	Plan
	Adoption	Effective	Expiration
Executive Officer	Date	Date	Date(a)	Type of Transaction
Rafael Carrasco Senior Vice President, Enterprise Strategy	8/14/2023	12/1/2023	None	Sell-to-Cover Taxes (b)
Michael Watson Senior Vice President & Chief Customer Officer	8/22/2023	11/20/2023	1/31/2024	Cashless Exercise and Sale (c) Cashless Exercise and Hold (d)
Tara Hemmer Senior Vice President & Chief Sustainability Officer	8/28/2023	11/27/2023	3/28/2024	Donation (e) Open Market Sale Upon Payout of Performance Share Units (f) Cashless Exercise and Hold (g)
John Morris Executive Vice President & Chief Operating Officer	9/5/2023	12/4/2023	6/28/2024	Open Market Sale Upon Payout of Performance Share Units (h) Cashless Exercise and Sale (i)
(a)	Mr. Carrasco’s stock trading plan provides that it shall remain in effect for as long as he is employed, unless affirmatively terminated sooner. The remaining stock trading plans will automatically terminate at the earlier of the applicable Plan Expiration Date set forth above or the completion of all of the contemplated transactions set forth therein.
(b)	Mr. Carrasco’s stock trading plan provides that, upon future vesting and payout of equity compensation awards granted to Mr. Carrasco by the Company or any affiliate, the Corporate Secretary shall cause to be sold the number of shares of common stock that, when added to tax withholding by the Company, will generate sufficient proceeds to cover the full anticipated personal federal tax obligations on account of such equity compensation award. The proceeds shall be remitted directly to the U.S. Internal Revenue Service. The number of shares of common stock to potentially be sold pursuant to this stock trading plan will depend on the terms of current unvested and future equity compensation awards granted to Mr. Carrasco and the Company’s achievement relative to applicable performance measures for such current unvested and future equity compensation awards.
(c)	Mr. Watson’s stock trading plan provides for the potential cashless exercise of 8,184 stock options, upon our common stock reaching a specified market price, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees, and all net shares received after settlement will also be sold.
(d)	Mr. Watson’s stock trading plan also provides for the potential cashless exercise of 8,183 stock options, upon our common stock reaching a specified market price, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees; Mr. Watson will then continue to hold all remaining shares of common stock resulting from the option exercise after the settlement.
(e)	Ms. Hemmer’s stock trading plan provides for a donation of 900 shares of our common stock upon our common stock reaching a specified market price.
(f)	Ms. Hemmer’s stock trading plan also provides for the sale of 25% of net after-tax shares of our common stock received upon the payout of performance share unit (“PSU”) equity compensation awards in 2024, for the performance period ending December 31, 2023, upon our common stock reaching each of three specified market prices, for an aggregate total sale of up to 75% of such net after-tax shares. Ms. Hemmer received a target grant of 11,930 PSU awards with a performance period ending December 31, 2023; the number of shares to be delivered to Ms. Hemmer on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to this instruction will be determined based on the Company’s achievement relative to applicable performance measures for the underlying PSU awards.
(g)	Ms. Hemmer’s stock trading plan also provides for the potential cashless exercise of an aggregate of 27,005 stock options upon our common stock reaching specified market prices, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees; Ms. Hemmer will then continue to hold all remaining shares of common stock resulting from the option exercise after settlement.
(h)	Mr. Morris’s stock trading plan provides for the sale of all net after-tax shares of our common stock received upon payout of PSU equity compensation awards in 2024, for the performance period ending December 31, 2023, upon our common stock reaching a specified market price. Mr. Morris received a target grant of 16,140 PSU awards with a performance period ending December 31, 2023; the number of shares to be delivered to Mr. Morris on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to this instruction will be determined based on the Company’s achievement relative to applicable performance measures for the underlying PSU awards.
(i)	Mr. Morris’s stock trading plan also provides for the potential cashless exercise of 17,778 stock options upon our common stock reaching a specified market price, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees, and all net shares received after settlement will also be sold.

Item 6. Exhibits.

Exhibit No.	Description
4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.875% Senior Notes due 2029.

4.2*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.875% Senior Notes due 2034.

4.3*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.875% Senior Notes due 2029.

4.4*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.875% Senior Notes due 2034.

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: October 25, 2023