Form 10-K
period 2023-12-31
WASTE MANAGEMENT INC
filed 2024-02-13
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $70.1 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 8, 2024 was 401,598,077 (excluding treasury shares of 228,684,384).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III

PART I

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “target,” “plan,” “forecast,” “project,” “estimate,” “intend,” “commit,” “potential” and words of a similar nature and generally include statements regarding future results of operations, including revenues, earnings or cash flows; plans and objectives for the future; projections, estimates or assumptions relating to our operational or financial performance, including anticipated impacts of the Inflation Reduction Act of 2022; projections, estimates or assumptions relating to our capital expenditures; or our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made, and you should not place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and may also be described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or other developments after the date of those statements.

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet. During 2023, our largest customer represented less than 5% of annual revenues.

We own or operate 263 landfill sites, which is the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 332 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our solid waste business.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customer will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant planned investments in our WM Renewable Energy and Recycling Processing and Sales businesses, while increasing automation and reducing labor dependency. We are also evaluating and pursuing emerging diversion technologies that may generate additional value.

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

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and in any economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2023, we announced that our Board of Directors expects to increase the quarterly dividend from $0.70 to $0.75 per share for dividends declared in 2024, which is a 7.1% increase from the quarterly dividends we declared in 2023. This is an indication of our ability to generate strong and consistent cash flows and marks the 21st consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

To enhance transparency regarding our financial performance, highlight the strength and consistency of our core solid waste businesses, and underscore our commitment to sustainability through planned and ongoing investments in our Recycling Processing and Sales, and WM Renewable Energy businesses, beginning in the fourth quarter of 2023, our senior management revised its segment reporting to (i) reflect the financial results of our collection, transfer, disposal and resource recovery services businesses independently; (ii) combine the results of all recycling facilities from our East and West Tier segments with our recycling brokerage and sales activities to form a newly created Recycling Processing and

Sales reportable segment and (iii) include our WM Renewable Energy business as a reportable segment. Accordingly, our senior management now evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses.

Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada.

We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other. For further discussion refer to Note 19 of our Consolidated Financial Statements. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation.

Collection and Disposal

Services provided through our Collection and Disposal businesses are described below:

Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, recycling facility or disposal site. We generally provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have three-year service agreements. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.
●	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years and typically mirror maximum terms as allowed by statutes by state. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service. The Company is generally phasing out traditional manual systems and moving to further automate residential collection services. Benefits of automation include enhanced worker safety, improved service delivery to the customer and an overall reduction in the cost to provide services.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2023, we owned or operated 258 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills throughout the U.S. and Canada. As of December 31, 2023, we owned or controlled the management of 237 sites with remedial activities, that are in closure or that have received a certification of closure from the applicable regulatory agency. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Included within our Collection and Disposal businesses are landfills having (i) 21 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 14 third-party renewable natural gas (“RNG”) facilities processing landfill gas to be sold to natural gas suppliers and (iii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 83 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

Transfer. As of December 31, 2023, we owned or operated 332 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Other. Other businesses providing collection and disposal services include the following:

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

Sustainability and Environmental Solutions (“SES”) — Our SES business collaborates with our geographic areas and WMSBS team to offer our customers end-to-end solutions that help businesses achieve their sustainability, recycling and waste diversion goals while meeting industry-specific compliance requirements and rising environmental demands. These solutions include (i) Sustainability Services, where our employees provide full-service waste management solutions and consulting services, working full-time onsite at our customers’ facilities or through remote-managed programs (this service is managed through our SES business but reflected principally in our collection line of business); (ii) remediation and construction services; (iii) management and marketing of fly ash, which is residue generated from the combustion of coal to generate electricity; and (iv) industrial waste services, which uses thermal and mechanical separation technologies to minimize waste volumes and recover commodities at the point of generation. The breadth of these service offerings, combined with our large and expanding network of technology-enabled infrastructure in recycling, organics, and renewable energy give us the ability to help customers reduce the amount of waste they generate, identify recycling opportunities, and determine efficient and environmentally friendly means for waste collection and disposal. Through these services, we aim to help customers increase circularity and accelerate their decarbonization goals.

Recycling Processing and Sales

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. We are North America’s leading recycler of post-consumer materials. We not only collect materials from households and businesses across the U.S. and Canada, we also sell them to manufacturers to be recycled and sold generally within the North American market. Demand for recycled materials is generally growing. Several states have recently passed minimum-recycled-content mandates, and many companies are responding to requirements for recycled content from their own customers and to meet sustainability targets. We are helping expand the availability of recycled materials by investing in infrastructure, increasing access to recycling services and educating customers through our Recycle Right® program.

Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper and cardboard in one bin. Residential single-stream programs have greatly increased recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. In addition to advancing our single stream recycling programs for commercial applications, we continue to invest in recycling technologies and businesses designed to offer services and solutions to support and grow our current operations. We are investing in enhanced recycling facility technology at new and existing facilities to benefit labor productivity, support increased recycling capacity and allow for dynamic adjustments to respond to evolving end-market demands. In 2023, we opened eight new recycling facilities within the U.S. and Canada equipped with advanced recycling technology. We continue to invest in recycling facility automation and new markets across the U.S. and Canada. Our Recycling Processing and Sales segment includes the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our recycling facilities for processing. As of December 31, 2023, we operated 102 recycling facilities, of which 44 are single stream, where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

Recycling commodities — We market and resell recycling commodities globally. We manage the marketing of recycling commodities that are processed in our facilities by continuously analyzing market prices, logistics, market demands and product quality through our dedicated recycling service centers and account managers.

Recycling brokerage services — We also provide recycling brokerage services, which involve managing the marketing of recyclable materials for third parties. Our experience in managing recycling commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and capabilities of our recycling service centers and account managers, we can assist customers in marketing and selling their recycling commodities with minimal capital requirements.

The recyclable materials processed in our recycling facilities are received from various sources, including third parties and our own operations. In recent years, we have been focused on reducing dependency on market prices for recycled commodities by recovering our processing costs first. In our materials processing business, we have been transitioning our customer base over time from the traditional rebate model, where we paid suppliers for the inbound material, to a fee-for-service model that ensures the cost of processing the recyclable materials is covered along with an acceptable margin. With our current fee-for-service model, the pricing for these recyclable materials can either be a charge or “tip fee” when commodity pricing does not cover our cost to process the recyclable materials or a “rebate” when commodity pricing is higher than our processing costs and we are able to share this benefit with the customers generating recyclable materials. In some cases, our pricing is based on fixed contractual rates or on defined minimum per-ton rates. Generally, this pricing also considers the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the pricing to our suppliers. Depending on the key terms of the arrangement, these “rebates” are recorded as either operating expenses or a reduction in operating revenues within our Consolidated Statements of Operations. If the key terms result in a charge to the customer, the associated “tip fees” would be recorded as operating revenues within our Consolidated Statements of Operations.

WM Renewable Energy

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy businesses. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2023, we had 92 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 66 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 20 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For six of these projects, the landfill gas is processed to pipeline-quality RNG and then sold to natural gas suppliers. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal, and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains 12 third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 32 additional third-party landfill beneficial gas use projects in the form of royalties.

WM Renewable Energy converts landfill gas into several sources of renewable energy, which include RNG, electricity and capacity, heat and/or steam. WM Renewable Energy also generates RINs under the Renewable Fuel Standard (“RFS”) program, other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet, and RECs associated with the production of electricity. The RINs, RECs and other credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs, RECs and other credits proportionate to their fossil fuel production and imports. RINs and RECs prices generally respond to regulations enacted by the EPA or other regulatory bodies, as well as fluctuations in supply and demand.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other as they do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites.

Included within our Corporate and Other businesses are closed sites that include (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) one third-party project delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) one third-party RNG processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the nine landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. While most of these investments are in the form of minority equity stakes, they can also include joint ventures, joint development agreements or majority equity stakes. The solutions and services include (i) waste collection, processing, and recycling; (ii) the development, operation and marketing of waste processing facilities and technologies; (iii) operation of RNG plants and (iv) the development and operation of organic recycling technologies. Furthermore, we continually scout, evaluate and run proof-of-concepts of innovative technologies within our core operations to improve safety, operational efficiencies and customer solutions.

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

Seasonal Trends

Our financial and operating results may fluctuate for many reasons, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. Our operating revenues and volumes typically experience seasonal increases in the summer months that are reflected in second and third quarter revenues and results of operations.

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

Human Capital Resources

Employees

As of December 31, 2023, we had approximately 48,000 full-time employees across the U.S., Canada and India. Approximately 44,600 employees were located within the U.S. and 3,400 employees were located outside of the U.S.

Approximately 8,400 employees were employed in administrative and sales positions with the remainder in operations. Approximately 8,200 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2023 Sustainability Report at https://sustainability.wm.com. Our 2023 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

People First Commitment

Our People First commitment means knowing that the daily contributions of our team members are what enable us to play a vital role in the communities we serve. Our success depends upon effective leadership, the contributions of each employee, and our ability to give them the tools they need to safely execute their roles as well as to develop and excel in their careers. As our industry and workforce evolve, we are focused on our imperatives of keeping our employees safe, improving diversity and inclusion (“D&I”) at all levels of our Company, managing employee turnover, increasing retention, succession planning and development, and supporting employee experience, ongoing cultural integration and knowledge transfer. We regularly focus on these objectives when managing our business.

We strive to be a workplace of choice through competitive pay, comprehensive benefits for long-term financial and personal health and opportunities for growth across our ranks. "We Are WM" is our Employer Value Proposition, grounded in our People First commitment and shared through a framework that enables us to display that we are (i) investing in our teams by providing comprehensive benefits; (ii) committed to the growth of our team by providing state-of-the-art trainings and our education benefit, Your Tomorrow, as further discussed under Compensation and Benefits; (iii) performing essential and meaningful work and (iv) working for a sustainable tomorrow by leaving the world a better place than we found it. Being an employer of choice is critical to our efforts to attract and retain a high-quality workforce, while motivating us to sharpen our focus on our values that help us empower and develop good employees. By promoting from within and offering training and experiential opportunities, we help employees maximize their effectiveness and grow in their careers.

Safety as a Core Value

At the Company, safety is a core value, with no compromise. A large number of our employee population work as drivers, heavy equipment operators and sorters, which are essential jobs that carry inherent risks. For nearly 20 years, we have engaged employees on safety to continually improve our culture and performance. As part of those efforts, in 2023 we developed and implemented a new safety vision for WM, which seeks to ensure that our employees make health and safety the foundation of their work, guiding each step they take. Our safety commitment is to value every voice, protect our communities, and work to enable everyone to get home safe, every day. Employees learn safety best practices through new-hire training, onboarding programs and ongoing training. To build upon lessons learned in training, we conduct structured observations of frontline employees that cover all aspects of our collection and post-collection operations, including driving, loading, unloading, lifting and lowering and arriving prepared for work. In 2022, the Company announced a safety goal focused on reduction of our Total Recordable Incident Rate (“TRIR”) by 3% annually, targeting TRIR of 2.0 annually by 2030. TRIR measures the number of injuries occurring per 100 employees per year (number of injuries per 200,000 hours). Our TRIR as of December 31, 2023 and 2022 was 3.08 and 3.02, respectively. While our overall results in 2023 did not demonstrate targeted progress toward the 2030 goal, we were able to determine that a significant driver of the measure in the current year was related to acquisition activity. We often find that the discipline and culture of the Company benefit acquired businesses. Accordingly, while there can be short-term impacts from acquisitions on measures such as TRIR, we are confident that the time and resources dedicated to bolstering our safety commitment have us on track for continued progress in the years ahead. The Company also remains focused on the prevention of serious injuries, and reduced the number of serious injuries that resulted in multiple days away from work or a change in job role by 8% in 2023.

Diversity and Inclusion

We embrace and cultivate respect, trust, open communications and diversity of thought and people. We are committed to fostering an environment where all team members feel welcomed, valued and seen. We see D&I as core in everything that we do. Our commitment to D&I starts at the top with our senior leadership team being comprised of 20% ethnic minorities and 30% women as of December 31, 2023; and with our overall workforce in the U.S. being comprised of approximately 43% ethnic minorities and approximately 19% women as of the same date. We are proud of what we have been able to achieve so far, and we will continue to strive to further embed D&I within the Company. To solidify this commitment, in 2022 the Company developed two new D&I goals: (i) increase the overall representation of women in our workforce and (ii) increase the representation of racial/ethnic minority employees in our manager roles and above. To enable us to achieve our goals, we have empowered a cross-functional D&I Council to evaluate and enhance our policies, practices and procedures, recruitment and partnerships to ensure that our D&I efforts are sustainable and are tied to our business strategy.

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

Compensation and Benefits

The objective of our compensation and benefit programs is to attract, engage, reward and incentivize valuable employees who will support the successful execution of our strategy. We pay the full cost to provide employees with short-term disability benefits, long-term disability benefits, basic life insurance for the employee and their dependents, and employee and family assistance benefits. The costs for medical and dental coverage are shared with employees, with the Company paying for a majority of the premium expense. The Company offers other important benefits such as paid vacation and holidays, mental health services, legal services, flexible spending accounts, dependent care assistance, adoption assistance, employee discounts and student loan refinancing services. We also recognize the value of learning beyond the workplace. In 2021, we announced a new education benefit, Your Tomorrow. Your Tomorrow was created in partnership with Guild Education to pay 100% of benefits-eligible employees’ and dependents’ tuition for a broad range of four-year college degree programs, as well as programs such as high-school equivalency and, for employees, other certificate programs and graduate degrees. We also provide plans to help employees save for their future. Refer to Note 9 to the Consolidated Financial Statements for additional information on our employee benefit plans.

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

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy and any amounts that exceed our insured limits. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2023 are summarized in Note 10 to the Consolidated Financial Statements.

Regulation

Our business is subject to extensive and evolving federal, state, provincial and local environmental protection, health, safety, land use, zoning, transportation, and other related laws and regulations. These laws and regulations are administered by the EPA, Environment and Climate Change Canada (“ECCC”), and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in cases of violations.

Our business primarily involves the collection, processing and management of solid waste and recyclables in an environmentally sound manner, and a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state, provincial and local laws and regulations. There are costs associated with siting, design, permitting, construction, operating, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations at our facilities. In connection with the acquisition, development or expansion of a waste management or disposal facility, recycling facility, compost facility, transfer station, or landfill gas-to-energy facility, we must often spend considerable time, effort and money to obtain and maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain permits or other required governmental approvals. Once obtained, permits are subject to renewal, modification, suspension or revocation by the issuing authority. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. For example, divided government and election-year politics likely will impede significant federal legislative action in 2024, leading to an expectation that the White House will continue to prioritize regulatory changes to implement parts of its agenda, including taking steps towards reinstating, and in some cases enhancing, policies and regulations rolled back by the previous administration. While increasing regulation may have a negative impact on our operating costs, extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by appropriate regulation is valuable to our customers and the communities we serve.

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

State, Provincial and Local Regulations

There are also various state, provincial and local regulations that affect our operations. Each state and province in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States and provinces have also adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations, and laws governing where recyclable materials can be sold. Some counties, municipalities and other local governments have adopted similar laws and regulations that apply to our facilities and operations.

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing and marketing infrastructure. During periods of economic difficulty, governmental entities have increased their interest in implementing EPR regulations to reduce municipal spending on recycling programs. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could significantly impact the waste, recycling and other streams we manage, including with respect to quality and volume, and how we operate our business, including contract terms and pricing.

Many states, provinces and local jurisdictions have enacted “fitness” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some states, provinces and local jurisdictions also consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations. While fitness laws can present potential increased costs and barriers to entry into market areas, these laws have not, and are not expected to have a material adverse impact on our business as a whole.

Recent Developments and Focus Areas in Policy and Regulation

Climate and Sustainability

Jurisdictions are increasingly taking action to reduce greenhouse gas (“GHG”) emissions through a broad range of climate policies. Landfills are one of the focal points for advancing climate-related goals, and we are actively working with policymakers to promote recognition of the significant reductions in GHG emissions that our industry already has achieved and the work being done to further measure and reduce emissions, the challenges associated with quantifying landfill emissions precisely, and the role of our sector in providing an essential, and highly regulated, public service.

We are also closely monitoring the evolving capabilities of ground, aerial, and satellite-based methane detection and monitoring systems and conducting our own research at several landfills to assess accuracy and reliability of various methane measurement technologies for applicability to our operations. We continue to expand our work with various private and government entities employing ground, aerial and satellite-based measurements of our sites. As these technologies are expected to advance rapidly in the coming years, we are actively engaged with the ECCC, the EPA, nongovernmental organizations, and environmental stakeholders on the implications of the changing landscape for the waste industry and potential future regulation. Continued dialogue with these regulatory agencies will be important in

2024 as both the EPA and the ECCC are expected to evaluate landfill emissions standards that may require the application of various emerging methane measurement technologies. The EPA has indicated that methane emissions from landfills will be a focus of its expanded National Enforcement and Compliance Initiatives for 2024 through 2027. Both the EPA and the ECCC also plan to develop methods and standards for advanced measurement technologies, and we are actively engaged and collaborating with the agencies in these efforts, leveraging our own study results and experiences.

In light of regulatory and business developments related to concerns about climate change, we have identified strategic business opportunities to provide our public and private sector customers with sustainable solutions intended to reduce their carbon footprint. As part of our ongoing marketing evaluations, we assess customer demand for and opportunities to develop waste services with potential to avoid lifecycle emissions, such as waste reduction, increased recycling, composting, and conversion of landfill gas and discarded materials into renewable energy. We use carbon life cycle assessment tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that can lower life-cycle carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal, state, and provincial level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity.

There is increasing governmental and stakeholder interest in environmental, social and governance (“ESG”) matters. In addition, the nature, scope, and complexity of the matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted federal and state reporting requirements pertaining to climate related risks and other topics. For example, in October 2023, the California Governor signed into law the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which among other things, requires the disclosure of Scope 1, 2, and 3 GHG emissions and other climate-related risks consistent with the framework established by the Task Force on Climate-Related Financial Disclosures. We will be required to begin making disclosures in compliance with certain of these requirements in 2026, with additional disclosures required beginning in 2027. The SEC has also issued a proposed rule that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports including, but not limited to, information about our governance and management of climate-related risks and metrics pertaining to emissions data and climate-related targets and goals. Methodology and timelines for mandatory emissions reporting requirements, such as the recently passed California Corporate Data Accountability Act, may be inconsistent with requirements enacted by other governmental entities, including disclosure requirements that are ultimately adopted by the SEC, which could further increase costs and divert management time and attention. Disclosures related to GHG emissions data or potential climate-related impacts could also negatively affect our reputation to the extent we are perceived as not meeting individual stakeholder climate-related expectations.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We are aware that non-governmental organizations and other private actors have filed lawsuits against certain companies under various securities and consumer protection laws alleging that certain ESG-related statements, goals or standards were misleading, false or otherwise deceptive.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2023 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company also participates in a number of voluntary reporting programs and frameworks that provide further transparency on our commitment to sustainability.

PFAS

Federal and state governments have increased their focus on efforts to safeguard communities from the potentially harmful effects associated with per- and polyfluoroalkyl substances (“PFAS”). PFAS are a large group of chemicals that have been used in industrial and consumer products since the 1940s, including in products as diverse as carpets, paints and stains, water-resistant clothing and fabrics, nonstick cookware, food packaging, and firefighting chemicals. Possible human health effects of exposure to certain PFAS compounds may include low infant birth weights, immune system impacts, or cancer.

In 2021, the EPA released its PFAS Strategic Roadmap, providing a high-level overview of activities that the agency intends to take to safeguard public health, protect the environment, and hold polluters accountable. These actions include establishing drinking water standards, evaluating landfill discharges of PFAS in leachate, finalizing new risk assessments and test procedures, and updating guidance on PFAS disposal and destruction options. During 2022, the EPA proposed the designation of two PFAS compounds (perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS)) as hazardous substances under CERCLA. We are closely monitoring this proposed rulemaking and are actively working with both Congress and the EPA to provide landfills and other essential public services with relief from CERCLA liability and instead hold accountable manufacturers and heavy users of these compounds. Without such relief, we may face increased exposure to remediation and litigation costs associated with properties that the EPA may designate as CERCLA sites due to the presence of PFAS. A final rule is expected in 2024. Additionally, in 2023, the EPA published an advance notice of proposed rulemaking seeking public input and data to assist in the consideration of potential future regulations under CERCLA regarding seven additional PFAS compounds. At the state level, an increasing number of jurisdictions have enacted new drinking water, surface water and/or groundwater limits for various PFAS, which has led to a patchwork of PFAS standards across the U.S. Compliance with new and proposed state and federal PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.

Recycling; Foreign Import and Export Regulations and Material Restrictions

In recent years, new and updated regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements, and higher processing costs. As an example, on January 1, 2021, new restrictions on the international trade of most plastics went into effect as part of the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal. At this time, the U.S. is not a party to the Basel Convention, but most countries to which we export commodities are, which may limit our ability to export certain plastics. However, we do not ship plastics collected on our residential recycling routes and processed at our single stream recycling facilities to locations outside of North America.

Prices and demand for recyclables fluctuate. We have discussed our sustainability growth strategy that includes planned and ongoing investments in our recycling business to increase automation and reduce labor dependency. Such investments are also targeted at addressing increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. We mitigate some of the effects of price fluctuation through the contract terms pursuant to which we sell commodities, such as floor pricing. Additionally, future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

With a heightened awareness of the global problems caused by plastic waste in the environment, Canada and an increasing number of cities and states across the U.S. have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic, and some types of single use packaging. These bans have resulted in increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, with no or limited viable end markets for many of these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs. We are also making investments in end markets to support the collection and processing of some of these materials. With increased focus on responsible management of plastics, our procurement team has taken a proactive approach to ensure environmental sustainability goals are prioritized in managing the products we buy.

Tax Legislation

The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022, and contains a number of tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (recorded as a reduction in our operating expense) for tax credits in 2022, 2023 and 2024.

With respect to the investment tax credit, as expanded by the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024 through 2026. Recently, however, the IRS issued proposed regulations applicable to the investment tax credits that could call into question our ability to realize some, or all, of this tax benefit, which would negatively impact financial expectations in connection with our significant planned and ongoing investments in sustainability growth projects in our WM Renewable Energy segment. The proposed regulations provide a public comment period, culminating in public hearings before the Treasury Department, to allow taxpayers to provide input prior to the issuance of final regulations. In coordination with other members of the RNG industry, we are actively using this public comment period to work with external advisors, the U.S. Congress, the current federal administration, and other biogas sector stakeholders to encourage the Treasury Department to further refine its analysis prior to publication of final regulations that more accurately reflect the express language and legislative intent of the statute with respect to the investment tax credit. However, there is no guarantee that such efforts will be successful. We expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified.

Our current expectation is that the IRA’s minimum corporate tax will not have an impact on the Company. Finally, in accordance with the IRA, we incurred a nondeductible excise tax of 1% on the net value of certain stock repurchases in 2023, which is reflected in the cost of purchasing the underlying shares as a component of treasury stock in our Consolidated Balance Sheet.

Additionally, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%. The Company operates in countries that have agreed to implement the global minimum tax, and the OECD continues to refine technical guidance for such. At this time, we do not expect the 15% global minimum tax to have a material, if any, impact to our income taxes, and we will continue to monitor and evaluate the potential impact on our business in future periods.

Investment in Natural Gas Vehicles and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. Natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some regulatory bodies are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a shift away from tax incentives and grants for natural gas trucks and RNG infrastructure. For example, California is at various stages of regulation that would require heavy-duty vehicle fleets to phase-in zero-emissions vehicles. The extent to which other states adopt California’s standards into their own regulatory frameworks could accelerate the industry-wide adoption of electric vehicles.

Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. We also are actively working with policymakers to understand the challenges involving the electrification of heavy-duty collection vehicles. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired. In addition, tax incentives and grants that advance the adoption of zero-emissions vehicles and lead to a shift away from natural gas trucks and RNG infrastructure would likely also negatively impact our investments in landfill gas-to-energy facilities.

WM Renewable Energy

In recent years, we have discussed our sustainability growth strategy that includes significant planned and ongoing investments in our WM Renewable Energy segment. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and convert it into RNG and electricity. RNG produced from our landfills, as well as dairy biogas, constitute a significant source of fuel allocated to our natural gas collection vehicles. Following enactment of the IRA, which included expanded tax credits for the construction of new RNG production facilities, we expect to accelerate our investments in this area. The Company’s investment in renewable energy production is guided partly by the EPA’s implementation of the RFS program, which promotes the production and use of renewable transportation fuels. Many of our facilities are EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers.

Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a highly anticipated rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. However, we cannot be certain that these changes, or the outcome of litigation challenging various aspects of the rule, will ultimately reduce volatility in the RINs market or that future rulemakings will be similarly favorable to our business. We continue to advocate for the current administration to implement policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RFS market or the structure of the RFS program can and has impacted the financial performance of the facilities constructed to capture and treat the gas. We are closely working with state policymakers and non-governmental stakeholders to understand the role of RNG as a renewable energy resource and in delivering GHG reductions.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon and Washington, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their greenhouse gas emissions profiles.

Environmental Justice

Federal, state, and local governments are increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. To that end, federal and state agencies have developed a number of screening tools, such as the EPA’s EJScreen, to aid and support relevant regulatory bodies in implementing various programs, such as permitting. Environmental justice considerations are also being increasingly adopted beyond permitting actions; for example, in rulemaking and enforcement priorities. In August 2023, the EPA announced that it would integrate environmental justice into each of its National Enforcement and Compliance Initiatives, and, in November 2023, the agency published a draft update to its Technical Guidance for Assessing

Environmental Justice in Regulatory Analysis which aims to provide agency analysts with the approaches and methods to use in evaluating environmental justice concerns in regulatory actions. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes, and we continue to proactively engage with local communities. We are actively monitoring recent regulatory developments in this area, particularly with respect to permitting, as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary authorizations.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to numerous risks and uncertainties. You should carefully consider the following risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our “Financial Statements and Supplementary Data” in Item 8. In addition to the following risks, there may be additional risks and uncertainties that adversely affect our business, performance, or financial condition in the future that are not presently known or are not currently believed to be material.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 1. Business for more information on our business strategy. There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We also utilize an energy surcharge and other mandated fees. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and may in the future face purported class action lawsuits related to our customer service agreements, prices and fees.
●	We may be unsuccessful in implementing our technology-led automation and optimization strategy and other improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved, including through our automation and optimization efforts, due to inflationary cost pressure or otherwise.
●	Strategic decisions with respect to our asset portfolio may result in impairments to our assets.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings or lines of business may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings or lines of business, failure of technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues and compliance costs, among others, and we may experience issues successfully integrating acquisitions into our internal controls, operations, and/or accounting systems.
●	Integration of acquisitions and/or new services offerings or lines of business could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations, and additional expansion into markets outside of North America would result in our business being subject to new laws and regulatory regimes, resulting in greater exposure to risk of inadvertent noncompliance and additional compliance costs.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated, and businesses or assets we acquire may have undisclosed liabilities, despite our efforts to minimize exposure to such risks through due diligence and other measures.
●	Execution of our strategy, including growth through acquisitions and our planned expansion of our Recycling Processing and Sales and WM Renewable Energy segments, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans, and may introduce additional risks and volatility to our financial performance.
●	Supply chain, regulatory or permitting disruptions or delays could detrimentally impact the execution timeline for our planned expansion of our Recycling Processing and Sales and WM Renewable Energy businesses.

●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Our operations must comply with extensive existing regulations, and changes in regulations, including with respect to emerging contaminants and extended producer responsibility, can restrict or alter our operations, increase our operating costs, increase our tax rate, or require us to make additional capital expenditures.

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

Regulations affecting the siting, design and closure of landfills require us, at times, to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. We have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills and we establish accruals for these estimated costs. Expenditures could be accelerated or materially exceed our accruals due to earlier than expected closure of landfills; the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators; environmental regulatory changes; new information about waste types previously collected, such as per- and polyfluoroalkyl substances (“PFAS”) or other emerging contaminates and other reasons.

Federal and state governments have increased their focus on efforts to safeguard communities from the potentially harmful effects associated with PFAS. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – PFAS for additional background information. The EPA proposed the designation of two PFAS compounds as hazardous substances under CERCLA. We are closely monitoring this proposed rulemaking and are actively working with both Congress and the EPA to provide landfills and other essential public services with relief from CERCLA liability and instead hold accountable manufacturers and heavy users of these compounds. Without such relief, we may face increased exposure to remediation and litigation costs associated with properties that the EPA may designate as CERCLA sites due to the presence of PFAS.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing and marketing infrastructure. During periods of economic difficulty, governmental entities have increased their interest in implementing EPR regulations to reduce municipal spending on recycling programs. There is no federal law establishing EPR in the U.S. or Canada; however, federal, state, provincial and local governments could, and in several cases have, taken steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, they could significantly impact the waste and recycling streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage, including with respect to quality and volume, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, recycling facilities and other disposal facilities, and landfill gas-to-energy facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures, and improper use of dangerous equipment. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that are sometimes triggered by weather or natural disasters. There are also risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems, as well as operation of heavy machinery and management of flammable materials at our recycling facilities and transfer stations, involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. (Also see Item 1A. Risk Factors — Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including inflation, have adversely impacted our business and results of operations.) Additionally, the market for employees that serve on our digital team is highly competitive. As we have accelerated our investments in our technology-led automation and optimization strategy, it is increasingly important that we are able to attract and retain employees with the skills and expertise necessary to implement and manage these projects. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The WM brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents, or challenges to our assertions of social and environmental responsibility, could tarnish our reputation and reduce the value of our brand. (Also see Item 1A. Risk Factors — Focus on, and regulation of, environmental, social and governance (“ESG”) performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects.) Damage to our reputation could reduce demand for our services and potentially have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

We have made significant investments in an extensive natural gas truck fleet, which makes us partially dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices, and requirements to transition to other vehicle types could impair these investments.

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. However, natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. It will remain necessary for us to invest capital in fueling infrastructure to power our natural gas fleet. Additionally, fluctuations in the price and supply of natural gas could substantially increase our operating expenses; a reduction in the existing cost differential between natural gas and diesel fuel could materially reduce the benefits we anticipate from our investment in natural gas vehicles.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some regulatory bodies are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a shift away from tax incentives and grants for natural gas trucks and RNG infrastructure. For example, California is at various stages of regulation that would require heavy-duty vehicle fleets to phase-in zero-emissions vehicles. The extent to which other states adopt California’s standards or something similar into their own regulatory frameworks could accelerate the industry-wide adoption of electric vehicles. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. Should regulation mandate an accelerated transition to electric powered vehicles, our cost to acquire vehicles needed to service our customers could increase, capital investment required to establish sufficient charging infrastructure could be significant and investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired. In addition, tax incentives and grants that advance the adoption of zero-emissions vehicles and lead to a shift away from natural gas trucks and RNG infrastructure would likely also negatively impact our investments in landfill gas-to-energy facilities.

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

Our financial and operating results may fluctuate for many reasons. Our operating revenues and volumes typically experience seasonal increases in the summer months, that are reflected in second and third quarter revenues and results of operations. Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations. Conversely, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins. For these and other reasons, operating results in any period may not be indicative of operating results for any other period. Our stock price may be negatively impacted by interim variations in our results.

We may not be able to achieve our sustainability related goals, including reduction of our greenhouse gas ("GHG") emissions, or execute on our sustainability-related growth strategy and initiatives, within planned timelines or anticipated budget, which could damage our reputation and negatively impact the benefits anticipated from our investments.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have set goals to reduce our GHG emissions and announced other sustainability-related goals and initiatives. We may not be able to meet such goals or implement such initiatives in the manner or on timelines contemplated due to challenges including, but not limited to, unforeseen costs or delays, supply chain disruptions, regulatory impacts, technology limitations or technical difficulties associated with achieving such goals. Also, despite voluntarily announcing such sustainability goals, we may receive pressure from investors or other groups to adopt more aggressive sustainability-related goals that may not be technically, operationally, or financially feasible.

In addition, our sustainability growth strategy includes significant planned investments in our Recycling Processing and Sales and WM Renewable Energy segments. Our ability to successfully execute our sustainability growth strategy may be impacted by the numerous risks and uncertainties associated with our business and the environmental services industry, including financial and operating performance, availability of technology and financing, changes in regulation, commodity price fluctuation and general economic conditions. (Also see Item 1A. Risk Factors — Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on macroeconomic conditions and regulations that affect our ability to export products and — Our sustainability growth strategy includes significant planned and ongoing investments in our WM Renewable Energy segment; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.)

Some or all of the expected benefits of our sustainability-related investments and initiatives may not occur within the anticipated time periods or may cost more to achieve than anticipated. An inability to develop, obtain, or scale necessary technology and innovations, and challenges arising from the availability or cost of materials and infrastructure or regulatory approvals or permitting requirements associated with our sustainability investments and initiatives, could impede our ability to execute on our plans and achieve our goals or realize our expected financial performance from these investments. Actions we take to achieve these goals and implement our sustainability growth strategy and initiatives, including development and implementation of enhanced technology and reporting systems, will require increased capital expenditures and management focus, which may divert investment and management focus away from other aspects of our business operations.

Additionally, favorable expectations regarding potential investment tax credits or other benefits stemming from the Inflation Reduction Act of 2022 (“IRA”) may not materialize or could fail to meet expectations. Recently, the IRS issued proposed regulations applicable to the investment tax credits, as expanded by the IRA, that could call into question our ability to realize some, or all, of this tax benefit, which would negatively impact financial expectations in connection with our sustainability growth projects in our WM Renewable Energy segment. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Tax Legislation. We have also forecasted or projected certain operational and financial information with respect to our sustainability investments and initiatives, and many of these statements are based on expectations and assumptions that are necessarily uncertain and are subject to risks and uncertainties that could cause actual results to be materially different from our forecasts and projections.

Focus on, and regulation of, environmental, social and governance (“ESG”) performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects.

There is increasing governmental and stakeholder interest in ESG matters. In addition, the nature, scope, and complexity of the matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted federal and state reporting requirements related to climate-related risks and other topics, such as water usage, waste production, labor, human capital, environmental justice, cybersecurity and privacy, and risk oversight. For example, see Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Climate and Sustainability for information about California’s recently-adopted Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act and the SEC’s proposed climate-related disclosure rule. Methodology and timelines for mandatory emissions reporting requirements, such as the recently passed California Corporate Data Accountability Act, may be inconsistent with requirements enacted by other governmental entities, including disclosure requirements that are ultimately adopted by the SEC, which could further increase costs and divert management time and attention. Disclosures related to GHG emissions data or potential climate-related impacts could also negatively affect our reputation to the extent we are perceived as not meeting individual stakeholder climate-related expectations.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. We are aware that non-governmental organizations and other private actors have filed lawsuits against certain companies under various securities and consumer protection laws alleging that certain ESG-related statements, goals or standards were misleading, false or otherwise deceptive. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our ESG disclosures and sustainability goals are insufficient or our goals are unattainable, could harm our reputation and competitive position and negatively impact our stock price and business performance.

External Economic and Industry Risks

Market disruption, including labor shortages and supply chain constraints, and macroeconomic pressures, including inflation, have adversely impacted our business and results of operations.

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor market, supply chain and transportation constraints have impacted our results and are continuing. Significant global supply chain disruption has reduced availability of certain assets used in our business, and inflation has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain constraints have caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Additionally, the downturn in market prices for recycling commodities that started in the second half of 2022 persisted throughout 2023. The decrease continued

to be driven by the slowdown in the global economy, which reduced retail demand and the corresponding need for cardboard packaging to ship retail goods. We may also experience margin pressures from commodity-driven business impacts. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires. If we are not able to overcome limitations on labor availability, it could materially impact our ability to service our customers and our financial results. Geopolitical conflicts and the resulting international responses have also exacerbated market disruption, leading to volatility in commodity prices, impacts on the availability and cost of energy, and vendor and supplier disruptions across the global supply chain.

Accelerated and pronounced economic pressures, such as rising interest rates and inflationary cost pressure on labor and the goods and services we rely upon to deliver service to our customers, have impacted and continue to impact our cost structure and capital expenditures. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and a heightened pace of inflation, and we may not be able to dynamically manage our cost structure in response to such changes. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs under those contracts during periods of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate, but such efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, contractual limitations, and market responses. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macroeconomic conditions and market disruptions on our business, will increase our costs of doing business and reduce our margins.

The extent and duration of the impact of these labor market, supply chain, transportation and commodity-price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; domestic and international political developments, geopolitical conflicts and responses; and supply and demand for recycled materials. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

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

Our revenues, earnings and cash flows fluctuate based on changes in commodity prices and may fluctuate substantially without notice in the future.

Prices and demand for recyclables fluctuate and are particularly susceptible to volatility based on macroeconomic conditions and regulations. The downturn in market prices for recycling commodities that started in the second half of 2022 continued in 2023. Average market prices for single-stream recycled commodities were down 40% in 2023 when compared to the comparable prior year period. Decreases in the market prices for recycling commodities resulted in a decrease in recycling revenues attributable to yield of $308 million in 2023 as compared to the prior year period. Recycling revenues attributable to yield increased $19 million in 2022 as compared with the prior year period, primarily from higher market prices for recycling commodities in the first half of 2022, before the significant downturn in the second half of 2022.

In recent years, new and updated regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements and higher processing costs. We are making significant planned and ongoing investments in our recycling business to increase automation and reduce labor dependency and address increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. Additionally, future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations. If the Company does not effectively manage changes in demand and commodity prices for recycling materials, or if we do not successfully execute our sustainability growth strategy, our investments in recycling infrastructure and technology may not yield the results anticipated.

Fluctuation in energy-related prices also affects our business, including recycling of plastics manufactured from petroleum products, and we are currently experiencing commodity-price driven impacts from higher fuel costs. Our sustainability growth strategy also includes increased investment in landfill gas-to-energy facilities and expansion of our WM Renewable Energy segment, which generate and sells credits referred to as RINs. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand, and have historically been very volatile. Additionally, significant variations in the price of biogas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding impact to our revenue from yield from such operations. Expansion of our WM Renewable Energy segment may introduce additional risks and volatility to our financial performance.

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, inflation, interest rates and access to capital markets. In recent years, many in the financial industry have debated whether the North American economy is likely to enter into a period of economic recession. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which negatively impacts the ability to grow through new business or service upgrades, and may result in customer turnover and reduction in customers’ waste service needs. Consumer uncertainty and the loss of consumer confidence may also reduce the number and variety of services requested by customers. Additionally, a weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such as we have experienced since the second half of 2022, negatively impacting commodity prices and our operating income and cash flows.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2023, we had $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Fuel supply shortages and price increases could substantially increase our operating expenses. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

Large-scale disruption of social and commercial activity and financial markets, such as has occurred in the past due to pandemic conditions, may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Major external events, including pandemic conditions that result in large-sale disruption of social and commercial activity, such as business closures and social restrictions, could adversely impact our volumes, costs and operational execution. If such conditions were to be severe, resulting in a broad-based economic slow-down, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy.

Technology and Information Security Risks

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability.

Our Company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in and/or developing these new technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or the value of landfill gas recovery to a level below our costs and may reduce the demand for landfill space. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

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

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected cost savings or other benefits. Significant system failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations. In 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system. These systems increase our utilization of, and dependance on, third-party “cloud” computing services in connection with our business operations. Employee work-from-home arrangements also increase various technology risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

In 2023, the world experienced an exponential level of growth in the availability of potential applications of artificial intelligence (“AI”). AI could disrupt certain aspects of our business and evolve use of technology in ways that are not yet known. If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete. On the other hand, if we are not able to effectively manage the risks of AI, including the potential for poor or inconsistent quality, privacy concerns, risks related to automated decision-making, and the potential for exposure of confidential and/or propriety information, we may suffer harm to our results of operation and reputation.

Significant cybersecurity incidents negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees, customers, vendors, as well as other individuals and third parties. These uses give rise to cybersecurity risks, including security breach, ransomware, espionage, system disruption, theft and/or inadvertent, accidental, unlawful, unauthorized access, loss, alteration, destruction and/or release of information. Our business necessitates the processing, collection, use, storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including individuals’ personal information, private and sensitive employment-related personal information, and financial and strategic information about the Company and other businesses. In addition to our own safeguarding efforts, we also rely on third parties to process, collect and store sensitive data, including a Payment Card Industry compliant third party to protect our customers’ credit card information.

We are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Geopolitical conflicts also increase the risk of cyber incidents. As such, we commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. The Company experienced a cyber intrusion in the first quarter of 2021 that was promptly detected, and the third-party software vulnerability was quickly remediated. There was no impact to the Company’s operations, services or financial statements. A subsidiary of WMI was named as a defendant in a class action lawsuit related to this incident. The parties have agreed to a settlement that is currently pending final court approval, and such settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; however, assessing and responding to this intrusion required a significant amount of time and management attention. While the magnitude of future cyber intrusions that result in a theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or material interference with our information technology systems or the technology systems of third parties on which we rely cannot be predicted, such incidents could result in material business disruption, direct financial loss, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory enforcement or private litigation liability and competitive disadvantage. We maintain insurance for cyber incidents; however, due to policy terms, limits and exclusions, such insurance may not apply in all cases, and it may not be adequate to cover all liabilities incurred.

As the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and AI, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

Increased state, federal and international laws and regulations related to cybersecurity protections and disclosures will require additional resources for compliance, and any inability, or perceived inability, to adequately address new requirements could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect, use, share, retain, delete and otherwise process certain personal information and other sensitive information in connection with our operations and providing environmental and other services. We are subject to a variety of laws and regulations, including GDPR and other international data protection laws, and may become subject to additional pending laws and regulations, that govern the collection, use and other processing of information obtained from individuals, businesses and other third parties. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, transmit and destroy personal data. We must continually monitor the development and adoption of, and commit substantial time and resources to comply with, new and emerging laws and regulations and/ or expanded interpretations of existing laws. These laws and regulations provide disclosure and other obligations for businesses that collect personal information, individual rights relating to personal information, collection, use, storage, transmission and other processing requirements, automated decision-making transparency, and potential liability expansion. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including at newly acquired companies, could subject us to regulatory enforcement, private litigation, public criticism, business disruption, loss of customers, additional costs and legal liability, reputational damage, and other harm.

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

Our sustainability growth strategy includes significant planned and ongoing investments in our WM Renewable Energy segment; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.

The primary drivers of renewable fuel development at our landfills are tax policies, such as the recently expanded federal tax credits for RNG production and renewable electricity generation, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program and the California Low Carbon Fuel Standard. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill gas into RNG, and also works with facilities that capture and convert dairy digester gas into RNG, so that we can participate in the program, and the Company has stated its intention to grow its asset base to notably increase its RNG production by 2026. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs associated with RNG is set through a market established by the program, which market has historically been very volatile.

Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a highly anticipated rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. However, we cannot be certain that these changes, or the outcome of litigation challenging various aspects of the rule, will ultimately reduce volatility in the RINs market or that future rulemakings will be similarly favorable to our business. Additionally, the Company’s sustainability growth strategy is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. Changes and volatility in the RFS market or other markets, or changes in the structure of the RFS program or other clean fuel standard programs, can and has impacted the financial performance of the facilities constructed to capture and treat the gas. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated.

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

Although we have made investments to mitigate risk associated with severe storm events, damage to our facilities or disruption of service caused by more frequent or more severe storms associated with climate extremes could negatively impact operating results. We have also identified risk to our assets and our employees associated with drought or water scarcity, flooding, extreme heat and rain events, and fire conditions associated with climate change. For example, wildfires influenced by climate change can damage landfill infrastructure such as gas collection systems, flooding in low-lying areas enhanced by sea level rise can result in greater maintenance expenses at our facilities and service disruption, and more frequent or extreme rain events can erode the protective vegetative caps on our landfills and generate increased volumes of leachate to manage. Those areas of the country most prone to these occurrences have protocols in place, or are developing protocols to address these conditions, including employee safety, driver training, and equipment and facility protection protocols. We have incurred and will incur costs to develop and implement these protocols, and these protocols may not be effective in offsetting these risks. Additionally, the actions of others in response to climate change effects, such as rolling power blackouts, can result in service disruptions and increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. Research efforts have demonstrated that observing landfills utilizing a combination of aerial and surface-based technologies has the potential to advance understanding of methane emissions from our sites. Meanwhile, a number of legislative and regulatory efforts at the state, provincial, regional and federal levels aim to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change, and otherwise to promote adaptation to climate change, support the transition to a low-carbon economy, and require disclosure of climate-related matters. We continue to monitor these efforts and the potential impacts to our operations. Additionally, existing technology presents challenges to our ability to quantify landfill emissions precisely. In 2024, both the EPA and Environment and Climate Change Canada (“ECCC”) are expected to evaluate landfill emissions standards that may require the application of various emerging methane measurement technologies. The EPA has indicated that methane emissions from landfills will be a focus of its expanded National Enforcement and Compliance Initiatives for 2024 through 2027. Both the EPA and the ECCC also plan to develop methods and standards for advanced measurement technologies. Should comprehensive federal climate change legislation be enacted, we expect it could impose operational and compliance costs that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. Climate change laws and regulations could also result in increased operational costs or disruption to the business of our customers, potentially impacting our operations and financial condition. We could also experience damage to our reputation and brand, including as a result of a failure or perceived failure to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Macroeconomic pressures, including inflation and rising interest rates, and market disruption are continuing. The U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and trigger recessionary conditions. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected. We have $2.5 billion of debt as of December 31, 2023 that is exposed to changes in market interest rates within the next 12 months, associated with our commercial paper borrowings and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) to meet our cash needs, to the extent available, until maturity in May 2027. As of December 31, 2023, we had no outstanding borrowings under this facility. We had $859 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $180 million of letters of credit issued, both supported by this facility, leaving unused and available credit capacity of $2.5 billion as of December 31, 2023. In the event of a default under our $3.5 billion revolving credit facility we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to operate.

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

We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, including potential legislative changes, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period, and our ongoing costs of participation in Multiemployer Pension Plans may increase. See Notes 9 and 10 to the Consolidated Financial Statements for more information related to our participation in Multiemployer Pension Plans.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Strategy, Governance and Risk Management

Our Technology Risk Program is designed to proactively identify, monitor, and mitigate technology-related risks across our digital operations and assess cybersecurity risks related to third-party vendors and suppliers. Our Cybersecurity Program and our Technology Risk Program are led by our Chief Information Security Officer (“CISO”) a Certified Information Systems Security Professional with two decades of cybersecurity leadership. The CISO and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Technology Risk Oversight Committee chaired by our CISO, with members representing leadership throughout our Company, provides oversight and guidance to technology risks, including cybersecurity. Our Company’s Cybersecurity Program is designed to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and leading industry practices, and our Cybersecurity Program is integrated into our Company’s Enterprise Risk Management framework. Internal and external experts regularly evaluate our Cybersecurity Program, and the results of those reviews are reported to senior management and our Company’s Board of Directors. Our Incident Response Committee, which is comprised of leaders in the areas of information security, digital, legal, finance, privacy, compliance and ethics, corporate security and communications, is responsible for leading our Company’s response to cyber incidents. Our Cybersecurity Incident Response Plan outlines the processes by which management is informed about and monitors detection and mediation of cyber incidents. We actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Risks from cybersecurity threats, including as a result of previous cybersecurity incidents encountered by the Company and known incidents encountered by third parties with a connection to the Company, have not materially affected, and are not currently viewed as reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. However, we are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. See Item 1A. Risk Factors — Significant cybersecurity incidents negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability for additional discussion.

Board Oversight

Management has primary responsibility for risk management within our Company. The Company’s Board of Directors, with the support of its committees, oversees risk management to ensure that the processes designed, implemented and maintained by our executives are functioning as intended and adapted when necessary to respond to changes in our Company’s strategy as well as emerging risks. The Audit Committee of the Company’s Board of Directors has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses. The Audit Committee receives reports on these matters from our most senior executives in the digital organization, including our Chief Information Officer and CISO, and the Company’s executive officers, at least twice a year. Topics historically covered in such reports include third-party evaluation of our technology infrastructure and information security against the NIST cybersecurity framework; risk mitigation through the Company’s enterprise-wide cybersecurity training, including our Board of Directors, conducted at least annually; regular simulated phishing tests and third-party penetration testing; review of the Company’s cyber incident insurance coverage and external cyber incident resources; review of the Company’s Cybersecurity Incident Response Plan and consideration of applicable laws and regulations, including those related to privacy. The Company’s Cybersecurity Incident Response Plan includes a section on Board escalation that specifies the process for notification of the Chair of the Audit Committee and the Chair of the Board of the Directors upon certain triggering events, and that group then determines the appropriate form and frequency of communication with the full Audit Committee or Board of Directors, depending on the unique characteristics of the incident.

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

Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for the replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation. In addition, we continue to make progress on our planned investments to expand our Recycling Processing and Sales and WM Renewable Energy segments. As of December 31, 2023, we had 92 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 66 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 20 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For six of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2023	2022
Landfills owned or operated	263	263
Transfer stations	332	337
Recycling facilities	102	97

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 8, 2024 was 7,489.

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

Comparison of Cumulative Five Year Total Return

Waste Management, Inc.
S&P 500 Index
Dow Jones Waste & Disposal Services Index
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Waste Management, Inc.	$100	$130	$138	$198	$189	$220
S&P 500 Index	$100	$131	$156	$200	$164	$207
Dow Jones Waste & Disposal Services Index	$100	$135	$144	$201	$190	$224

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases are a part of our long-term strategy and incorporated into our overall capital allocation plan to enhance our Company’s performance, in conjunction with our other uses of capital, and to return value to stockholders in a tax-efficient manner. During 2023, we allocated an aggregate of $1.3 billion to repurchase our common stock under accelerated share repurchase (“ASR”) agreements and open market transactions. As of December 31, 2023, we had received 7.8 million shares with a weighted average price per share of $158.47, exclusive of per-share commissions. In February 2024, we completed our ASR agreement executed in October 2023, at which time we received 0.2 million shares. See Note 13 to the Consolidated Financial Statements for additional information. We announced in December 2023 that the Board of Directors has authorized up to $1.5 billion in future share repurchases, excluding the 1% excise tax discussed further below. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2022.

The following table summarizes common stock repurchases made during the fourth quarter of 2023 (shares in millions):

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(a)
October 1 — 31 (b)	1.6	$161.15	1.6	$257.5 million
November 1 — 30	—	$—	—	$257.5 million
December 1 — 31	—	$—	—	$1.5 billion
Total	1.6	$161.15	1.6
(a)	The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. In the table above and footnotes below, the average price paid per share, total repurchase costs and approximate maximum dollar value of shares that may yet be purchased under the plans or programs exclude the 1% excise tax.
(b)	In October 2023, we repurchased 70,350 shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $11 million, inclusive of per share commissions, at a weighted average price of $156.35. Additionally, we repurchased $300 million of our common stock pursuant to an ASR agreement. At the beginning of the repurchase period, we delivered $300 million cash and received 1.5 million shares based on a stock price of $161.38. The ASR agreement completed in February 2024, at which time we received 0.2 million additional shares based on a final weighted average price of $175.29.

The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2023. This discussion may contain forward-looking statements. See “Cautionary Statement about Forward-Looking Statements” in Part I of this Annual Report on Form 10-K for more information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and may also be described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

To enhance transparency regarding our financial performance, highlight the strength and consistency of our core solid waste businesses, and underscore our commitment to sustainability through planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy businesses, beginning in the fourth quarter of 2023, our senior management revised its segment reporting to (i) reflect the financial results of our collection, transfer, disposal and resource recovery service businesses independently; (ii) combine the results of all recycling facilities from our East and West Tier segments with our recycling brokerage and sales activities to form a newly created Recycling Processing and Sales reportable segment and (iii) include our WM Renewable Energy business as a reportable segment. Accordingly, our senior management now evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) Collection and Disposal East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tiers along with certain ancillary services not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses.

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer, disposal and resource recovery services. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Additionally, we provide certain ancillary services (“Other Ancillary”) that are not managed through the Tier segments but that support our collection and disposal operations. Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

Our Collection and Disposal businesses’ operating revenues are primarily generated from fees charged for our collection, transfer, disposal and resource recovery services. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or recycling facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting and disposing of the solid waste at a disposal site.

Included within our Collection and Disposal businesses are landfills having (i) 21 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 14 third-party renewable natural gas (“RNG”) facilities processing landfill gas to be sold to natural gas suppliers and (iii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 83 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

Recycling Processing and Sales

Our Recycling Processing and Sales segment includes the processing and sales of materials collected from residential, commercial and industrial customers. The materials are delivered to and processed at one of our many recycling facilities. Through our brokerage business, we also manage the marketing of recycling commodities that are processed in our facilities and by third parties by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

Recycling Processing and Sales revenues generally consist of tipping fees and the sale of recycling commodities to and/or on behalf of third parties. Our Recycling Processing and Sales segment excludes the collection of recycled materials from our residential, commercial, and industrial customers which is included within our Collection and Disposal businesses.

WM Renewable Energy

Our WM Renewable Energy segment develops, operates and promotes projects for the beneficial use of landfill gas. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. WM Renewable Energy converts landfill gas into several sources of renewable energy to be sold which include RNG, electricity and capacity, heat and/or steam. WM Renewable Energy also generates and sells (i) RINs under the Renewable Fuel Standard (“RFS”) program; (ii) other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet and (iii) RECs associated with the production of electricity. The RINs, RECs, and other credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs, RECs, and other credits proportionate to their fossil fuel production and imports. RINs and RECs prices generally fluctuate in response to regulations enacted by the Environmental Protection Agency (“EPA”) or other regulatory bodies, as well as changes in supply and demand.

As of December 31, 2023, we had 92 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 66 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 20 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For six of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal, and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains 12 third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 32 additional third-party landfill beneficial gas use projects in the form of royalties.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also included within our Corporate and Other businesses are closed sites that include (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) one third-party project delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) one third-party RNG processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the nine landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

Included in the fees we charge for our services is our energy surcharge and other charges that are intended to pass through costs to customers.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2023 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. For further discussion see Item1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation.

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

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Advancements made through these initiatives are intended to seamlessly and digitally connect all enterprise functions required to service customers and provide the best experience. In late 2021, we began to execute this technology enablement strategy to automate and optimize certain elements of our service delivery model. The key benefits are to reduce labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection, while further elevating our customer self-service through digitalization and implementation of technologies to enhance the safety, reliability and efficiency within our collection operations. Additionally, in 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system, which will continue to drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor, supply chain and transportation constraints have impacted our results; however, we began to see moderate improvements during the second half of 2023. Significant global supply chain disruption has reduced availability of certain assets used in our business, and inflation has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain constraints have caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive.

With the significant decline in commodity prices that started in the second half of 2022 and has continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. While still below prices seen at the beginning of 2022, recycling commodity prices began to improve in the fourth quarter of 2023 and while there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to focus on adjusting our business models to protect against the down-side risk by spreading the inherent risk of changes in commodity prices across the vertically integrated value chain. The extent and duration of the impact of labor, supply chain, transportation and commodity price challenges are subject to numerous external factors beyond our control, including broader macroeconomic conditions; recessionary fears and/or an economic recession; size, location, and qualifications of the labor pool; wage and price structures; adoption of new or revised regulations; geopolitical conflicts and responses and supply and demand for commodities. As we experience inflationary cost pressures, we focus on our pricing efforts, as well as operating efficiencies and cost controls, to maintain our earnings and cash flow and facilitate growth. With these macroeconomic pressures, we remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Year Financial Results

During 2023, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments. This strategic focus, combined with strong operational execution, resulted in increased revenue, income from operations and income from operations margin. We remain diligent in offering a competitive and differentiated service that meets the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through paying a competitive market wage, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During 2023, the Company allocated $2,895 million of available cash to capital expenditures. We also allocated $2,438 million of available cash to our shareholders during 2023 through dividends and common stock repurchases.

Key elements of our 2023 financial results include:

●	Revenues of $20,426 million for 2023 compared with $19,698 million in 2022, an increase of $728 million, or 3.7%. The increase is primarily attributable to (i) higher yield in our Collection and Disposal businesses; (ii) acquisitions, net of divestitures and (iii) increased volumes. These increases were partially offset by commodity price declines in our Recycling Processing and Sales and WM Renewable Energy segments and decreased revenue from our energy surcharge program as a result of a decline in the price of fuel, particularly diesel;
●	Operating expenses of $12,606 million in 2023, or 61.7% of revenues, compared with $12,294 million, or 62.4% of revenues, in 2022. The $312 million increase is primarily attributable to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from wage increases. These increases were offset, in part, by commodity driven business impacts from lower recycling rebates reflected in costs of goods sold and lower fuel prices;
●	Selling, general and administrative expenses of $1,926 million in 2023, or 9.4% of revenues, compared with $1,938 million, or 9.8% of revenues, in 2022. The $12 million decrease was primarily due to (i) reduced professional fees in connection with investments in our digital platform, as certain digital projects have moved from higher cost development activities to implementation activities and (ii) lower annual incentive compensation costs;
●	Income from operations of $3,575 million, or 17.5% of revenues, in 2023 compared with $3,365 million, or 17.1% of revenues, in 2022. The increase in the current year earnings was primarily driven by revenue growth within our Collection and Disposal businesses partially offset by (i) impairments within our Recycling Processing and Sales segment as well as certain investments in our Corporate and Other operations; (ii) lower market values for RINs and (iii) the decline in recycling commodity prices affecting profitability in our Recycling Processing and Sales segment;
●	Net income attributable to Waste Management, Inc. was $2,304 million, or $5.66 per diluted share, compared with $2,238 million, or $5.39 per diluted share, in 2022. The increase in income from operations discussed above was partially offset by higher interest and income tax expense;

●	Net cash provided by operating activities was $4,719 million in 2023, compared with $4,536 million in 2022. The increase in net cash provided by operating activities was driven by higher earnings attributable to our Collection and Disposal businesses and lower income tax payments. This increase was partially offset by (i) unfavorable changes in working capital, net of effects of acquisitions and divestitures; (ii) higher interest payments and (iii) higher incentive compensation payments during 2023; and
●	Free cash flow was $1,902 million in 2023, compared with $1,976 million in 2022. The decrease in free cash flow is primarily attributable to the increase in capital spending, primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments and higher capital asset purchases in the current year to support our Collection and Disposal businesses. The decrease was partially offset by the increase in net cash provided by operating activities discussed above and higher proceeds from divestitures of businesses and other assets. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the year ended December 31 are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues(a)	Revenues
Year Ended December 31:
2023
Commercial	$5,801	$(692)	$5,109
Industrial	3,836	(753)	3,083
Residential	3,474	(96)	3,378
Other collection	3,006	(220)	2,786
Total collection	16,117	(1,761)	14,356
Landfill	4,863	(1,611)	3,252
Transfer	2,293	(1,036)	1,257
Total Collection and Disposal	23,273	(4,408)	18,865
Recycling Processing and Sales	1,576	(312)	1,264
WM Renewable Energy	276	(3)	273
Corporate and Other	51	(27)	24
Total	$25,176	$(4,750)	$20,426

2022
Commercial	$5,450	$(590)	$4,860
Industrial	3,681	(656)	3,025
Residential	3,339	(75)	3,264
Other collection	2,683	(217)	2,466
Total collection	15,153	(1,538)	13,615
Landfill	4,597	(1,535)	3,062
Transfer	2,143	(977)	1,166
Total Collection and Disposal	21,893	(4,050)	17,843
Recycling Processing and Sales	1,760	(244)	1,516
WM Renewable Energy	315	(3)	312
Corporate and Other	50	(23)	27
Total	$24,018	$(4,320)	$19,698

2021
Commercial	$4,759	$(476)	$4,283
Industrial	3,210	(524)	2,686
Residential	3,181	(36)	3,145
Other collection	2,309	(179)	2,130
Total collection	13,459	(1,215)	12,244
Landfill	4,184	(1,434)	2,750
Transfer	2,023	(918)	1,105
Total Collection and Disposal	19,666	(3,567)	16,099
Recycling Processing and Sales	1,760	(232)	1,528
WM Renewable Energy	220	56	276
Corporate and Other	47	(19)	28
Total	$21,693	$(3,762)	$17,931
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2023 vs. 2022				2022 vs. 2021
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$911	5.4%			$1,025	6.7%
Recycling Processing and Sales and WM Renewable Energy (c)(d)	(381)	(20.2)			67	3.5
Energy surcharge and mandated fees (d)(e)	(104)	(9.7)			426	65.6
Total average yield (f)			$426	2.1%			$1,518	8.5%
Volume (g)			150	0.8			233	1.3
Internal revenue growth			576	2.9			1,751	9.8
Acquisitions			186	0.9			62	0.4
Divestitures			(5)	—			(15)	(0.1)
Foreign currency translation			(29)	(0.1)			(31)	(0.2)
Total			$728	3.7%			$1,767	9.9%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	Beginning in 2023, the results include changes in our revenue attributable to our WM Renewable Energy segment. Previously these changes in revenue were included in energy surcharges and mandated fees. We have revised our prior year results to conform with the current year presentation.
(e)	Our energy surcharge was revised in the second quarter of 2023 to incorporate market prices for both diesel and compressed natural gas (“CNG”).
(f)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.
(g)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield for the year ended December 31 are as follows (dollars in millions):

	2023 vs. 2022		2022 vs. 2021
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$321	6.5%	$406	9.2%
Industrial	240	7.2	307	10.2
Residential	191	6.1	185	6.1
Total collection	752	6.3	898	8.2
Landfill	76	2.7	79	3.1
Transfer	83	7.5	48	4.5
Total Collection and Disposal	$911	5.4%	$1,025	6.7%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We are continuing to see growth in our landfill business with our municipal solid waste experiencing average yield of 4.9% in 2023.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $308 million in 2023 and increased $19 million in 2022, respectively, as compared with the prior year periods. With the significant decline in commodity prices that started in the second half of 2022 and has continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. While still below prices seen at the beginning of 2022, recycling commodity prices began to improve in the fourth quarter of 2023 and while there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to focus on adjusting our business models to protect against the down-side risk by spreading the inherent risk of changes in commodity prices across the vertically integrated value chain. Average market prices for single-stream recycled commodities were down 40% and 10% in 2023 and 2022, respectively, as compared with the prior year periods. During 2023, the revenue decline from lower commodity pricing that started in 2022 was partially offset by higher pricing in our recycling brokerage business as well as our continued focus on a fee-based pricing model. Additionally, revenue in our WM Renewable Energy segment decreased $73 million and increased $48 million in 2023 and 2022, respectively, as compared with the prior year periods, primarily driven by the fluctuations in energy prices and the value of RINs.

Energy Surcharge and Mandated Fees — These fees decreased $104 million in 2023 and increased $426 million in 2022, as compared with the prior year periods. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues in 2023 is primarily due to a decline of approximately 15% in market prices for diesel fuel as compared to the prior year period. The increase in energy surcharge revenues in 2022 was driven by a 50% increase in diesel fuel in 2022, as compared with the prior year period. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the periods presented.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $150 million, or 0.8%, and $233 million, or 1.3%, in 2023 and 2022, respectively, as compared with the prior year periods. Our Collection and Disposal businesses volume grew 0.7% and 1.8% in 2023 and 2022, respectively.

Our 2023 volume growth has moderated when compared to 2022. Special waste volumes at our landfills continue to be a significant driver, primarily due to an increase in event-driven projects. In addition, we saw an increase in our WMSBS volumes. These increases were partially offset by a decrease in temporary industrial collection volumes and the intentional shedding of low-margin residential collection business.

Acquisitions and Divestitures

Acquisitions and divestitures, primarily in our Collection and Disposal businesses, resulted in a net increase in revenues of $181 million, or 0.9%, and $47 million, or 0.3%, in 2023 and 2022, respectively, as compared with the prior year periods.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our Recycling Processing and Sales segment, including certain rebates paid to suppliers; (vi) fuel costs, net of tax credits for alternative fuel, which represent the costs of fuel to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies. Variations in volumes year-over-year, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses.

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2023		2022		2021
Labor and related benefits	$3,669	18.0%	$3,452	17.5%	$3,223	18.0%
Transfer and disposal costs	1,273	6.2	1,215	6.2	1,161	6.5
Maintenance and repairs	1,978	9.7	1,835	9.3	1,596	8.9
Subcontractor costs	2,185	10.7	2,006	10.2	1,766	9.9
Cost of goods sold	769	3.8	973	4.9	936	5.2
Fuel	501	2.4	592	3.0	393	2.2
Disposal and franchise fees and taxes	736	3.6	720	3.7	698	3.9
Landfill operating costs	453	2.2	421	2.1	412	2.3
Risk management	320	1.6	348	1.8	344	1.9
Other	722	3.5	732	3.7	582	3.2
	$12,606	61.7%	$12,294	62.4%	$11,111	62.0%

Our operating expenses increased in 2023, as compared with 2022, primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments. These increases were offset, in part, by commodity-driven business impacts, particularly from lower recycling rebates reflected in costs of goods sold and lower fuel prices. We continue to focus on operating efficiency and efforts to control our costs, which along with revenue growth, enabled us to improve operating costs as a percent of revenues in 2023 as compared with 2022.

Our operating expenses increased in 2022, as compared with 2021, primarily due to (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs; (ii) commodity-driven business impacts from higher fuel and recycling prices and (iii) labor cost pressure from frontline employee wage adjustments. These impacts were partially offset by our continued focus on operating efficiency and efforts to control costs as volumes grow.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2023, as compared with 2022, was primarily driven by (i) employee market wage adjustments; (ii) increased headcount primarily from acquisitions and (iii) increases in health and welfare costs and in medical care activity. These increases were offset, in part, by lower annual incentive compensation. The increase in labor and related benefits costs in 2022, as compared with 2021, was largely driven by (i) proactive market wage adjustments to hire and retain talent; (ii) annual merit and annual incentive compensation cost increases and (iii) increases in health and welfare costs attributable to our investment in delivering a leading benefits program for our employees and increases in medical care activity.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2023, as compared with 2022, was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers, offset, in part, by a decrease in collection volumes. The increase in transfer and disposal costs in 2022, as compared with 2021, was largely driven by inflationary cost increases, which includes increased disposal fees at third-party sites and higher fuel from our third-party haulers, offset, in part, by decreases in residential collection and transfer volume.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2023, as compared with 2022, was primarily driven by (i) continued inflationary cost increases for parts, supplies and third-party services, although the impact of such inflationary cost increases moderated throughout the year and (ii) labor cost increases for our technicians, including additional headcount. The increase in maintenance and repairs costs in 2022, as compared with 2021, was largely driven by (i) inflationary cost increases for parts, supplies and third-party services; (ii) additional fleet maintenance driven by supply chain constraints, which have delayed deliveries of new trucks; (iii) labor cost increases for our technicians, including higher overtime; (iv) increased building maintenance costs including improvements to facilities and (v) an increase in container repairs driven by delays in delivery of steel containers due to supply chain constraints.

Subcontractor Costs — The increase in subcontractor costs in 2023, as compared with 2022, was primarily due to (i) an increase in volumes in our WMSBS and SES businesses, which rely more extensively on subcontracted hauling and services than other parts of our Collection and Disposal businesses and (ii) continued inflationary cost increases, particularly labor and other costs from third-party haulers. The increase in subcontractor costs in 2022, as compared with 2021, was largely driven by (i) inflationary cost increases, particularly for fuel and labor costs from third-party haulers and (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling than other parts of our Collection and Disposal businesses.

Cost of Goods Sold — The decrease in cost of goods sold in 2023, as compared with 2022, was primarily driven by a 40% decrease in average single-stream recycling commodity prices. The increase in cost of goods sold in 2022, as compared with 2021, was primarily driven by all-time high recycling commodity pricing in the first half of the year offset, in part, by the historically low pricing through the second half of the year that persisted into 2023.

Fuel — The decrease in fuel costs in 2023, as compared with 2022, was primarily due to a decrease of approximately 15% in average market prices for diesel fuel. The approximate 50% increase in fuel costs in 2022, as compared with 2021, was primarily due to increases in market diesel and natural gas fuel prices as compared to the prior year.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2023, as compared with 2022, was primarily driven by an overall rate increase in fees and taxes paid to municipalities on our disposal volumes. The increase in disposal and franchise fees and taxes in 2022, as compared with 2021, was primarily driven by higher franchise fees, driven by an increase in landfill volumes, paid to certain municipalities where we operate and overall rate increases in our fees and taxes paid on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs in 2023, as compared with 2022, was primarily due to (i) higher expenses for interest accretion on landfill and environmental remediation liabilities and (ii) an increase in remediation expense due to changes in measurement of certain environmental remediation obligations. Our measurement of these balances includes application of a risk-free discount rate, which is based on the rate for U.S. Treasury bonds. In 2023, the U.S Treasury bond rate remained flat versus a significant increase in 2022, which decreased our remediation expense in 2022. Our landfill operating costs increased in 2022, as compared with 2021, primarily due to increases in methane and leachate management costs.

Risk Management — The decrease in risk management in 2023, as compared with 2022, was primarily due to lower levels of large loss claims. Risk management costs increased slightly in 2022, as compared with 2021, primarily due to inflation in premiums and a stable level of large loss claims.

Other — Other operating costs decreased in 2023, as compared with 2022, primarily due to (i) supply chain rebates in 2023 and (ii) a favorable litigation settlement, which were offset, in part, by (i) inflationary cost pressures, although the impact of such continued inflationary cost increases moderated throughout the year; (ii) higher utility costs at our facilities; (iii) an increase in business travel and (iv) higher equipment rental costs. Other operating cost increases in 2022, as compared with 2021, were primarily due to (i) inflationary cost pressures; (ii) higher equipment rental costs attributable, in part, to supply chain constraints slowing normal course fleet and equipment orders; (iii) higher utility costs at our facilities and (iv) an increase in business travel in 2022. Additionally, a favorable litigation settlement in 2021 impacted the comparison. Net gains on sales of certain assets during each year also impacted the comparability of the reported periods.

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2023		2022		2021
Labor and related benefits	$1,205	5.9%	$1,195	6.1%	$1,215	6.8%
Professional fees	228	1.1	268	1.4	228	1.3
Provision for bad debts	56	0.3	50	0.2	37	0.2
Other	437	2.1	425	2.1	384	2.1
	$1,926	9.4%	$1,938	9.8%	$1,864	10.4%

Selling, general and administrative expenses in 2023, as compared with 2022, decreased primarily due to (i) reduced professional fees in connection with investments in our digital platform, as certain digital projects have moved from higher cost development activities to implementation activities, and (ii) lower annual incentive compensation costs. These decreases were partially offset by annual wage increases and increased litigation costs.

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

The effective management of our costs resulted in a significant reduction in our selling, general and administrative expenses as a percentage of revenues when compared with each of the prior year periods. Partially offsetting these reductions are annual merit increases and increased litigation costs.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2023, as compared with 2022, was primarily related to (i) annual wage increases for our employees; (ii) market adjustments for deferred compensation plans related to investment performance and (iii) higher long-term incentive compensation costs, partially offset by lower annual incentive compensation costs and lower contract labor expenses. The decrease in labor and related benefits costs in 2022, as compared with 2021, was primarily due to (i) lower long-term incentive compensation costs; (ii) reductions in contract labor and (iii) market adjustments for deferred compensation plans related to investment performance, partially offset by higher annual incentive compensation and annual merit increases for our employees.

Professional Fees — The decrease in professional fees in 2023, as compared with 2022, was primarily attributable to reduced expenses in connection with investments in our digital platform, as certain digital projects have moved from higher cost development activities to implementation activities. The increase in professional fees in 2022, as compared with 2021, was primarily driven by strategic investments in our digital platform, including those that support our ongoing sustainability initiatives, partially offset by lower acquisition and integration costs.

Provision for Bad Debts — The increase in provision for bad debts in 2023, as compared with 2022, was primarily related to an increase in revenue and customer-specific provisions required for bankruptcies of two of our WMSBS customers. The increase in provision for bad debts in 2022, as compared with 2021, was primarily related to (i) increased revenue; (ii) increased collection risk with certain customers and (iii) favorable adjustments to our reserves taken in 2021 as a result of improvement in customer account collections.

Other — The increase in other expenses in 2023, as compared with 2022, was primarily related to (i) increased litigation costs; (ii) increased bank charges and (iii) higher advertising spend, which were partially offset by lower travel expenses and lower telecommunication costs. The increase in other expenses in 2022, as compared with 2021, was primarily driven by costs associated with technology infrastructure to support our strategic investments in our digital platform and an increase in business travel and entertainment expense, partially offset by lower litigation costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2023		2022		2021
Depreciation of tangible property and equipment	$1,197	5.9%	$1,155	5.9%	$1,125	6.2%
Depletion of landfill airspace	745	3.6	754	3.8	731	4.1
Amortization of intangible assets	129	0.6	129	0.6	143	0.8
	$2,071	10.1%	$2,038	10.3%	$1,999	11.1%

The increase in depreciation of tangible property and equipment in 2023, as compared with 2022, was mainly influenced by strategic investments in our digital platform and investments in capital assets to service our customers, such as machinery and containers. The decrease in depletion of landfill airspace in 2023, as compared with 2022, was primarily driven by reductions in volume partially offset by the reopening of a previously closed site in our East Tier.

The increase in depreciation of tangible property and equipment in 2022, as compared with 2021, was primarily driven by investments in capital assets, including containers to service our customers and strategic investments in our digital platform. The increase in depletion of landfill airspace in 2022, as compared with 2021, was primarily driven by changes in depletion rates from revisions in landfill cost estimates and increased volumes at our landfills, partially offset by a prior year charge due to management’s decision to close a landfill in our West Tier earlier than expected, resulting in the acceleration of the timing of capping, closure, and post-closure activities. The decrease in amortization of intangible assets in 2022, as compared with 2021, was primarily driven by the amortization of acquired intangible assets from the acquisition of Advanced Disposal Services, Inc.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2023	2022	2021
Gain from divestitures, net	$—	$(5)	$(44)
Asset impairments	275	50	8
Other, net	(32)	17	20
	$243	$62	$(16)

During the year ended December 31, 2023, we recognized $243 million of net charges primarily consisting of (i) a $168 million goodwill impairment charge within our Recycling Processing and Sales segment related to a business engaged in accelerating film and plastic wrap recycling capabilities, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business; (ii) $107 million of impairment charges within Corporate and Other for certain investments in waste diversion technology businesses and (iii) a $17 million charge within Corporate and Other to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. Refer to Notes 5 and 10 to the Consolidated Financial Statements for further information.

During the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier and (ii) a $17 million charge pertaining to reserves for loss contingencies within Corporate and Other to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10 to the Consolidated Financial Statements. These losses were partially offset by a $5 million gain from the divestiture of a collection and disposal operation in our West Tier.

During the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier and (ii) an $8 million gain from divestitures of certain ancillary operations within our Collection and Disposal businesses. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies within Corporate and Other and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy segment.

See Note 2 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments. See Note 19 to the Consolidated Financial Statements for additional information related to the impact of impairments on the results of operations of our reportable segments.

Income from Operations

The following table summarizes income from operations for the year ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2023	Change		2022	Change		2021
Collection and Disposal:
East Tier	$2,446	$268	12.3%	$2,178	$223	11.4%	$1,955
West Tier	2,383	201	9.2	2,182	243	12.5	1,939
Other Ancillary	(8)	(8)	*	—	18	*	(18)
Collection and Disposal	4,821	461	10.6	4,360	484	12.5	3,876
Recycling Processing and Sales	(44)	(172)	*	128	(89)	(41.0)	217
WM Renewable Energy	79	(53)	(40.2)	132	24	22.2	108
Corporate and Other	(1,281)	(26)	2.1	(1,255)	(19)	1.5	(1,236)
Total (a)	$3,575	$210	6.2%	$3,365	$400	13.5%	$2,965
Percentage of revenues	17.5%			17.1%			16.5%

* Percentage change does not provide a meaningful comparison.

(a)	From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

Collection and Disposal — The most significant items affecting the results of operations of our Collection and Disposal businesses during the three years ended December 31, 2023 are summarized below:

●	Income from operations in our Collection and Disposal businesses increased in 2023, as compared with 2022, primarily due to revenue growth in our collection and disposal operations driven by both yield and volume. This increase was partially offset by (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments.
●	Income from operations in our Collection and Disposal businesses increased in 2022, as compared with 2021, primarily due to revenue growth in our collection and disposal operations driven by both yield and volume. This increase was partially offset by (i) inflationary cost pressures; (ii) labor cost increases from frontline employee wage adjustments and (iii) divestitures, asset impairments and unusual items discussed below in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net, that impacted our East Tier results.

Recycling Processing and Sales — Income from operations in our Recycling Processing and Sales segment decreased in 2023, as compared with 2022, primarily due to (i) a $168 million goodwill impairment charge, with $22 million attributable to noncontrolling interests, which was partially offset by the recognition of $46 million of income related to the reversal of contingent consideration, as discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net; (ii) a decline in recycling commodity prices; (iii) lower revenue resulting from the temporary shutdown of facilities for technology upgrades combined with increased costs associated with the transportation and third-party tip fees for processing recyclables and (iv) startup costs linked to the establishment of a new processing facility. Income from operations in our Recycling Processing and Sales segment decreased in 2022, as compared with 2021, primarily due to the decline in recycling commodity prices.

WM Renewable Energy — Income from operations in our WM Renewable Energy segment decreased in 2023, as compared with 2022, primarily due to (i) lower energy prices and the value of RINs and (ii) increased operating and selling, general and administrative costs associated with the construction of new projects to increase the beneficial use of landfill gas. These decreases were partially offset by an increase in volume of RFS credits, electricity and natural gas. Income from operations in our WM Renewable Energy segment increased in 2022, as compared with 2021, primarily due to higher market values for RINs credits.

Corporate and Other — Income from operations in Corporate and Other decreased in 2023, as compared with 2022, primarily due to non-cash impairment charges for certain investments as discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net. Income from operations in Corporate and Other decreased in 2022, as compared with 2021, primarily due to strategic investments in our digital platform and sustainability initiatives, partially offset by lower acquisition and integration related costs.

Interest Expense, Net

Our interest expense, net was $500 million, $378 million and $365 million in 2023, 2022 and 2021, respectively. The increase in interest expense, net for 2023 is primarily related to an increase in our weighted average borrowing rate of approximately 80 basis points due to increased rates on floating-rate debt and higher fixed rates on refinancing as well as an increase in average debt balances to fund growth. To mitigate the impact of increasing interest rates and to provide certainty in cost, we elected to replace certain floating-rate debt, specifically our $1.0 billion two-year, U.S. term credit agreement (“Term Loan”) and commercial paper borrowings, with longer-term, fixed-rate debt through our senior notes issuances as discussed within Liquidity and Capital Resources below. The increase in interest expense, net for 2022 was primarily related to borrowings incurred under our Term Loan and increases in interest rates on our floating-rate debt, including commercial paper and variable-rate tax-exempt bonds. Partially offsetting these increases in 2023 and 2022 were benefits from higher capitalized interest and increases in interest income as a result of higher cash and cash equivalent balances as well as higher investment rates. See Note 6 to the Consolidated Financial Statements for more information related to our debt balances.

Loss on Early Extinguishment of Debt, Net

In May 2021, WMI issued $950 million of senior notes and used the net proceeds of $942 million as well as available cash on hand to retire $1.3 billion of certain high-coupon senior notes. The loss on early extinguishment of debt for 2021 includes $220 million of charges related to this tender offer, including cash paid of $211 million related to premiums and other third-party costs, and $9 million primarily related to unamortized discounts and debt issuance costs.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $60 million, $67 million and $36 million in 2023, 2022 and 2021, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. The losses are more than offset by the tax benefits generated by these investments as further discussed in Notes 8 and 18 to the Consolidated Financial Statements.

Income Tax Expense

We recorded income tax expense of $745 million, $678 million and $532 million in 2023, 2022 and 2021, respectively, resulting in effective income tax rates of 24.7%, 23.2% and 22.6% for the years ended December 31, 2023, 2022 and 2021, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Investments Qualifying for Federal Tax Credits — Our low-income housing properties investments reduced our income tax expense by $108 million, $99 million and $74 million, primarily due to tax credits realized from these investments as well as the tax benefits from pre-tax losses for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 18 to the Consolidated Financial Statements for additional information related to these unconsolidated variable interest entities;
●	Tax Implications of Impairments — The non-cash impairment charges recognized during 2023 are not expected to be deductible for tax purposes. The impact of these non-deductible charges would have resulted in a decrease to income tax expense of $50 million. The non-cash impairment charges recognized during 2022 and 2021 were deductible for tax purposes. See Note 11 to the Consolidated Financial Statements for more information related to our impairment charges;
●	Permanent Differences — During 2023, 2022 and 2021 we recognized additional income tax expense of $34 million, $14 million and $2 million, respectively, related to permanent differences between taxable income and accounting income. This increase is largely due to an increase in taxable interest income associated with the

Company’s election to deduct landfill closure and post-closure costs for income tax purposes when incurred and accrued. The increase in taxable interest income is due to the increase in the applicable federal rate published by the IRS;
●	State Net Operating Losses and Credits — During 2023, 2022 and 2021, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $20 million, $8 million and $15 million, respectively;
●	Equity-Based Compensation — During 2023, 2022 and 2021, we recognized a reduction in our income tax expense of $14 million, $17 million and $18 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards;
●	Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income tax expense of $5 million, $6 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively; and
●	Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secure approximately $55 million of annual pre-tax benefit (recorded as a reduction in our operating expense) for tax credits in 2022, 2023 and 2024.

With respect to the investment tax credit, as expanded by the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024 through 2026. Recently, however, the IRS issued proposed regulations applicable to the investment tax credits that could call into question our ability to realize some, or all, of this tax benefit, which would negatively impact financial expectations in connection with our significant planned and ongoing investments in sustainability growth projects in our WM Renewable Energy segment. The proposed regulations provide a public comment period, culminating in public hearings before the Treasury Department, to allow taxpayers to provide input prior to the issuance of final regulations. In coordination with other members of the RNG industry, we are actively using this public comment period to work with external advisors, the U.S. Congress, the current federal administration, and other biogas sector stakeholders to encourage the Treasury Department to further refine its analysis prior to publication of final regulations that more accurately reflect the express language and legislative intent of the statute with respect to the investment tax credit. However, there is no guarantee that such efforts will be successful. We expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified.

Our current expectation is that the IRA’s minimum corporate tax will not have an impact on the Company. Finally, in accordance with the IRA, we incurred a nondeductible excise tax of 1% on the net value of certain stock repurchases in 2023, which is reflected in the cost of purchasing the underlying shares as a component of treasury stock in our Consolidated Balance Sheet.

Additionally, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%. The Company operates in countries that have agreed to implement the global minimum tax, and the OECD continues to refine technical guidance for such. At this time, we do not expect the 15% global minimum tax to have a material, if any, impact to our income taxes, and we will continue to monitor and evaluate the potential impact on our business in future periods.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 258 solid waste landfills and five secure hazardous waste landfills as of December 31, 2023 and December 31, 2022. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2023			2022
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	5,165	190	5,355	4,889	174	5,063
Acquisitions, divestitures, newly permitted landfills and closures	—	—	—	163	—	163
Changes in expansions pursued (a)	—	138	138	—	62	62
Expansion permits granted (b)	168	(168)	—	57	(57)	—
Depletable tons received	(123)	—	(123)	(125)	—	(125)
Changes in engineering estimates and other (c) (d)	1	1	2	181	11	192
Balance as of end of year (in tons) (e)	5,211	161	5,372	5,165	190	5,355
Balance as of end of year (in cubic yards) (e)	5,095	160	5,255	5,079	180	5,259
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at 13 of our landfills during 2023 and 12 of our landfills during 2022, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.
(d)	In 2022, a change in accounting estimate resulted in an increase of 190 million tons across certain landfills.
(e)	See Note 2 to the Consolidated Financial Statements for discussion of converting remaining cubic yards of airspace to tons of capacity.

The depletable tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2023			2022
	# of	Depletable	Tons per	# of	Depletable	Tons per
	Sites	Tons	Day	Sites	Tons	Day
Solid waste landfills (a)	258	122,141	450	258	123,462	452
Hazardous waste landfills	5	658	2	5	652	2
	263	122,799	452	263	124,114	454
Solid waste landfills closed, divested or lease or other contractual agreement expired during related year	—	—		4	633
		122,799			124,747
(a)	As of December 31, 2023 and 2022, we had 17 landfills which were not accepting waste.

As of December 31, 2023, we owned or controlled the management of 237 sites with remedial activities, are in closure or have received a certification of closure or post-closure from the applicable regulatory agency.

Based on remaining permitted airspace as of December 31, 2023 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 38 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 16 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 39 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2023, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	31
6 to 10 years	22
11 to 20 years	50
21 to 40 years	66
41+ years	94
Total	263	(a)
(a)	Of the 263 landfills, 222 are owned, 29 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace depletion for the year ended December 31, 2023 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Depletion	Landfill Assets
December 31, 2022	$18,526	$(10,896)	$7,630
Capital additions	722	—	722
Asset retirement obligations incurred and capitalized	79	—	79
Depletion of landfill airspace	—	(745)	(745)
Foreign currency translation	28	(12)	16
Asset retirements and other adjustments	118	10	128
December 31, 2023	$19,473	$(11,643)	$7,830

As of December 31, 2023, we estimate that we will spend approximately $795 million in 2024, and approximately $1.7 billion in 2025 and 2026 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance on accounting for asset retirement obligations and are discussed in Note 2 to the Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the cost for the likely remedy can be reasonably estimated.

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2023 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2022	$2,664	$204
Obligations incurred and capitalized	79	—
Obligations settled	(147)	(27)
Interest accretion	124	6
Revisions in estimates and interest rate assumptions	131	26
Acquisitions, divestitures and other adjustments	2	—
December 31, 2023	$2,853	$209

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2023	2022	2021
Interest accretion on landfill and environmental remediation liabilities	$130	$112	$111
Leachate and methane collection and treatment	196	193	183
Landfill remediation costs and discount rate adjustments to environmental remediation liabilities and recovery assets	7	(2)	1
Other landfill site costs	120	118	117
Total landfill operating costs	$453	$421	$412

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

The following table presents our landfill airspace depletion expense on a per-ton basis for the year ended December 31:

	2023	2022	2021
Depletion of landfill airspace (in millions)	$745	$754	$731
Tons received, net of redirected waste (in millions)	123	125	124
Average landfill airspace depletion expense per ton	$6.07	$6.05	$5.90

Different per-ton depletion rates are applied at each of our 263 landfills, and per-ton depletion rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace depletion expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

Liquidity and Capital Resources

The Company consistently generates annual cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, diverse investor base, large value of unencumbered assets and modest leverage enable it to obtain adequate financing, and refinance upcoming maturities, as necessary to meet its ongoing capital, operating, strategic and other liquidity requirements. We also have the ability to manage liquidity during periods of significant financial market disruption through temporary modification of our capital expenditure and share repurchase plans.

Summary of Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2023 (other than recorded obligations related to liabilities associated with environmental remediation costs and non-cancelable operating lease obligations, which are discussed further in Notes 3 and 7 to the Consolidated Financial Statements, respectively) and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Recorded Obligations:
Final capping, closure and post-closure liabilities (a)	$143	$254	$178	$206	$154	$3,480	$4,415
Debt payments (b)	1,192	1,355	713	1,198	892	11,002	16,352
Unrecorded Obligations:
Interest on debt (c)	566	544	518	486	448	3,340	5,902
Estimated unconditional purchase obligations (d)	173	164	133	51	44	470	1,035
Anticipated liquidity impact as of December 31, 2023	$2,074	$2,317	$1,542	$1,941	$1,538	$18,292	$27,704
(a)	Includes liabilities for final capping, closure and post-closure costs recorded in our Consolidated Balance Sheet as of December 31, 2023, without the impact of discounting and inflation. Our recorded liabilities for final capping, closure and post-closure costs will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(c)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2023. As of December 31, 2023, we had $154 million of accrued interest related to our debt obligations.

(d)	Our obligations represent purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees that we do not expect to materially affect our current or future financial position, results of operations or liquidity. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations and guarantees.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances as of December 31 (in millions):

	2023	2022
Cash and cash equivalents	$458	$351
Restricted funds:
Insurance reserves	$376	$313
Final capping, closure, post-closure and environmental remediation funds	119	113
Other	17	5
Total restricted funds (a)	$512	$431
Debt:
Current portion	$334	$414
Long-term portion	15,895	14,570
Total debt	$16,229	$14,984
(a)	As of December 31, 2023 and 2022, $90 million and $83 million, respectively, of these account balances was included in other current assets in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2023 are described in Note 6 to the Consolidated Financial Statements.

As of December 31, 2023, we had approximately $2.8 billion of debt maturing within the next 12 months, including (i) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $859 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $175 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax exempt bonds, and (iv) $156 million of 3.5% senior notes that mature in May 2024. As of December 31, 2023, we have classified $2.4 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $334 million of debt maturing in the next 12 months is classified as current obligations.

In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $500 million of WMI’s 2.4% senior notes upon maturity in May 2023, and for general corporate purposes, including our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments.

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

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2023	2022
Revolving credit facility (a)	$180	$166
Other letter of credit lines (b)	834	800
	$1,014	$966
(a)	As of December 31, 2023 and 2022, we had an unused and available credit capacity of $2.5 billion and $1.6 billion, respectively.
(b)	As of December 31, 2023, these other letter of credit lines are uncommitted with terms extending through December 2027.

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

December 31, 2023
Balance Sheet Information:
Current assets	$276
Noncurrent assets	25
Current liabilities	336
Noncurrent liabilities:
Advances due to affiliates	21,228
Other noncurrent liabilities	13,798

Year Ended
December 31, 2023
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	348

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 (in millions):

	2023	2022	2021
Net cash provided by operating activities	$4,719	$4,536	$4,338
Net cash used in investing activities	$(3,091)	$(3,063)	$(1,894)
Net cash used in financing activities	$(1,524)	$(1,216)	$(2,900)

Net Cash Provided by Operating Activities — Our operating cash flows increased in 2023, as compared with 2022, by $183 million primarily driven by higher earnings attributable to our Collection and Disposal businesses and lower income tax payments as a result of a deposit of approximately $103 million that was made to the IRS in 2022 related to a disputed tax matter discussed within Note 8 to the Consolidated Financial Statements. These increases were partially offset by (i) unfavorable changes in working capital, net of effects of acquisitions and divestitures; (ii) higher interest payments and (iii) higher incentive compensation payments.

Our operating cash flows for 2022, as compared with 2021, increased by $198 million. The increase was largely driven by increased earnings in our Collection and Disposal businesses and WM Renewable Energy segment. We also experienced lower interest payments due to timing and refinancing activities in 2021 that reduced our overall interest rate. Partially offsetting our increase in cash from operating activities were higher income tax payments as a result of higher earnings in 2022 and a deposit of approximately $103 million that was made to the IRS related to a disputed tax matter. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. See Note 8 to the Consolidated Financial Statements for further details.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $173 million, $377 million and $76 million in 2023, 2022 and 2021, respectively, of which $170 million, $377 million and $75 million, respectively, are considered cash used in investing activities. The remaining spend is financing or operating activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our Collection and Disposal businesses.

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

●	Capital Expenditures — We used $2,895 million, $2,587 million and $1,904 million for capital expenditures in 2023, 2022 and 2021, respectively. The increase in capital spending is primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments, as well as inflationary increases in many fixed asset categories required to support ongoing operations and investments in the Company’s landfills to reduce greenhouse gas emissions. The increase in 2022 is primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments, as well as timing differences in our fixed asset purchases to support our Collection and Disposal businesses.

The Company continues to maintain a disciplined focus on capital management to prioritize investments for expansion, the replacement of aging assets and assets that support our strategy of differentiation and continuous improvement through efficiency and innovation. The Company expects to invest $2.8 billion to $2.9 billion in growth investments across the recycling and renewable energy platforms from 2022 to 2026, which includes the $1.325 billion already invested in 2022 and 2023.

●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $78 million, $27 million and $96 million in 2023, 2022 and 2021, respectively. In 2023, our proceeds are primarily the result of the sale of certain non-strategic assets. In 2021, our proceeds are primarily the result of the sale of certain non-strategic Canadian operations.
●	Other, Net — Our spending within other, net was $104 million, $126 million and $11 million in 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021, we used $61 million, $23 million and $32 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. In 2023, we used $20 million to make an initial cash payment associated with a low-income housing investment. In 2022, we used $67 million to fund secured convertible promissory notes associated with an acquisition and $28 million to make an initial cash payment associated with a low-income housing investment. Our 2021 cash spend was partially offset by proceeds received from the sale of an equity method investment.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the year ended December 31 (in millions):

	2023	2022	2021
Borrowings:
Commercial paper program	$17,799	$6,596	$6,831
Term loan	—	1,000	—
Senior notes	3,207	992	942
Tax-exempt bonds	300	100	175
	$21,306	$8,688	$7,948
Repayments:
Commercial paper program	$(18,709)	$(6,664)	$(6,872)
Senior notes	(500)	(500)	(1,289)
Term loan	(1,000)	—	—
Tax-exempt bonds	(65)	(71)	(127)
Other debt	(120)	(93)	(116)
	$(20,394)	$(7,328)	$(8,404)
Net cash borrowings (repayments)	$912	$1,360	$(456)

Refer to Note 6 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums and Other Paid on Early Extinguishment of Debt — During 2021, we paid premiums and other third-party costs of $211 million to retire certain high-coupon notes. See Loss on Early Extinguishment of Debt, Net for further discussion.
●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We allocated $1,302 million, $1,500 million and $1,350 million of available cash to common stock repurchases during 2023, 2022, and 2021, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We announced in December 2023 that the Board of Directors has authorized up to $1.5 billion in future share repurchases, excluding the 1% excise tax. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2022. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,136 million in 2023, or $2.80 per common share, $1,077 million in 2022, or $2.60 per common share, and $970 million in 2021, or $2.30 per common share.

In December 2023, we announced that our Board of Directors expects to increase the quarterly dividend from $0.70 to $0.75 per share for dividends declared in 2024. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $44 million, $44 million and $66 million from the exercise of 597,000, 675,000 and 962,000 of employee stock options during 2023, 2022 and 2021, respectively.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2023	2022	2021
Net cash provided by operating activities	$4,719	$4,536	$4,338
Capital expenditures to support the business	(2,131)	(2,026)	(1,665)
Capital expenditures - sustainability growth investments (a)	(764)	(561)	(239)
Total capital expenditures	(2,895)	(2,587)	(1,904)
Proceeds from divestitures of businesses and other assets, net of cash divested	78	27	96
Free cash flow	$1,902	$1,976	$2,530
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Refer to Note 10 to the Consolidated Financial Statements for additional information on our environmental liabilities.

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

Inflation

Macroeconomic pressures, including inflation and rising interest rates, and market disruption resulting in labor, supply chain and transportation constraints have impacted our results. Significant global supply chain disruption has reduced availability of certain assets used in our business, and inflation has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain constraints have caused delayed delivery of fleet, steel containers and other purchases. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision. Refer to Item 1A. Risk Factors for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2023.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2023, we had $16.4 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. We have $2.5 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised primarily of (i) $860 million of short-term borrowings under our commercial paper program and (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2024 interest expense by $18 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $900 million as of December 31, 2023.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust fund accounts. These assets are generally invested in high-quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust fund account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities, which generally mature over the next ten years, as well as equity securities.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, electricity (and related renewable energy credits) and recycled materials, including old corrugated cardboard and plastics. We work to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Recycling revenues attributable to yield decreased $308 million and increased $19 million in 2023 and 2022, respectively, as compared with the prior year periods. With the significant decline in commodity prices that started in the second half of 2022 from their all-time highs and has continued into 2023, we are currently experiencing margin pressures from our commodity-driven businesses. Average market prices for single-stream recycled commodities were down 40% and 10% in 2023 and 2022, respectively, as compared to the prior year periods. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including recycling brokerage and fuel surcharges.

We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and convert it into renewable natural gas (“RNG”) and electricity. RNG produced from our landfills, as well as dairy biogas, constitute a significant source of fuel allocated to our natural gas collection vehicles. The Company’s investment in renewable energy production is guided partly by the EPA’s implementation of the Renewable Fuel Standard (“RFS”) program, which promotes the production and use of renewable transportation fuels. Many of our facilities are EPA-registered producers of transportation fuel making compressed and RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers.

RIN prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs associated with RNG is set through a market established by the RFS program. Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced uncertainty and volatility into the renewable fuels and RINs market. However, in 2023, the EPA issued a highly anticipated rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. However, we cannot be certain that these changes, or the outcome of litigation challenging various aspects of the rule, will ultimately reduce volatility in the RINs market or that future rulemakings will be similarly favorable to our business. We continue to advocate for the current federal administration to implement policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RFS market or the structure of the RFS program can and has impacted the financial performance of the facilities constructed to capture and treat the gas. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated. Revenue in our WM Renewable Energy segment declined $73 million and increased $48 million in 2023 and 2022, respectively, as compared to the prior year periods, primarily driven by the fluctuations in energy and RIN market prices.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon and Washington, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their greenhouse gas emissions profiles.

Currency Rate Exposure — Our operations are primarily in the U.S. but we also have significant operations in Canada. Additionally, we have certain support functions in India. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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

5
/s/ ERNST & YOUNG LLP
Houston, Texas February 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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

Landfill Depletion
Description of the Matter

At December 31, 2023, the Company’s landfill assets, net of accumulated depletion, totaled $7.8 billion and the associated depletion expense for 2023 was $745 million. As discussed in Note 2 of the financial statements, the Company updates the estimates used to calculate individual landfill depletion rates at least annually, or more often if significant facts change. Landfill depletion rates are used in the computation of landfill depletion expense.

Auditing landfill depletion rates and related depletion expense is complex due to the highly judgmental nature of assumptions used in estimating the rates. Significant assumptions used in the calculation of the rates include: estimated future development costs associated with the construction and retirement of the landfill, estimated remaining permitted and expansion airspace, and airspace utilization factors.

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

To test the landfill asset depletion rates, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting a similar type of waste. Regarding expansion airspace, we evaluated the Company’s criteria for inclusion in remaining airspace. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY engineering specialists to assist with the evaluation of the Company’s landfill future development cost and airspace assumptions. We also tested the completeness and accuracy of the historical data utilized in the development of the landfill depletion rates.

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2023, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $2.9 billion. As discussed in Note 2 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process. Significant assumptions include: estimated future costs associated with the capping, closure and post closure activities at each specific landfill, airspace consumed to date in relation to total estimated permitted and expansion airspace and the projected remaining landfill life.

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

Houston, Texas February 13, 2024

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$458	$351
Accounts receivable, net of allowance for doubtful accounts of $30 and $26, respectively	2,633	2,461
Other receivables, net of allowance for doubtful accounts of $4 and $7, respectively	237	291
Parts and supplies	173	164
Other assets	303	284
Total current assets	3,804	3,551
Property and equipment, net of accumulated depreciation and depletion of $22,826 and $21,627, respectively	16,968	15,719
Goodwill	9,254	9,323
Other intangible assets, net	759	827
Restricted funds	422	348
Investments in unconsolidated entities	606	578
Other assets	1,010	1,021
Total assets	$32,823	$31,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,709	$1,766
Accrued liabilities	1,605	1,625
Deferred revenues	578	589
Current portion of long-term debt	334	414
Total current liabilities	4,226	4,394
Long-term debt, less current portion	15,895	14,570
Deferred income taxes	1,826	1,733
Landfill and environmental remediation liabilities	2,888	2,700
Other liabilities	1,092	1,106
Total liabilities	25,927	24,503
Commitments and contingencies (Note 10)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,351	5,314
Retained earnings	14,334	13,167
Accumulated other comprehensive income (loss)	(37)	(69)
Treasury stock at cost, 228,827,218 and 222,396,166 shares, respectively	(12,751)	(11,569)
Total Waste Management, Inc. stockholders’ equity	6,903	6,849
Noncontrolling interests	(7)	15
Total equity	6,896	6,864
Total liabilities and equity	$32,823	$31,367

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Operating revenues	$20,426	$19,698	$17,931
Costs and expenses:
Operating	12,606	12,294	11,111
Selling, general and administrative	1,926	1,938	1,864
Depreciation, depletion and amortization	2,071	2,038	1,999
Restructuring	5	1	8
(Gain) loss from divestitures, asset impairments and unusual items, net	243	62	(16)
	16,851	16,333	14,966
Income from operations	3,575	3,365	2,965
Other income (expense):
Interest expense, net	(500)	(378)	(365)
Loss on early extinguishment of debt, net	—	—	(220)
Equity in net losses of unconsolidated entities	(60)	(67)	(36)
Other, net	6	(2)	5
	(554)	(447)	(616)
Income before income taxes	3,021	2,918	2,349
Income tax expense	745	678	532
Consolidated net income	2,276	2,240	1,817
Less: Net income (loss) attributable to noncontrolling interests	(28)	2	1
Net income attributable to Waste Management, Inc.	$2,304	$2,238	$1,816
Basic earnings per common share	$5.69	$5.42	$4.32
Diluted earnings per common share	$5.66	$5.39	$4.29

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2023	2022	2021
Consolidated net income	$2,276	$2,240	$1,817
Other comprehensive income (loss), net of tax:
Derivative instruments, net	14	3	9
Available-for-sale securities, net	(11)	(24)	(6)
Foreign currency translation adjustments	26	(65)	(28)
Post-retirement benefit obligations, net	3	—	3
Other comprehensive income (loss), net of tax	32	(86)	(22)
Comprehensive income	2,308	2,154	1,795
Less: Comprehensive income (loss) attributable to noncontrolling interests	(28)	2	1
Comprehensive income attributable to Waste Management, Inc.	$2,336	$2,152	$1,794

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Consolidated net income	$2,276	$2,240	$1,817
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,071	2,038	1,999
Deferred income tax expense (benefit)	83	49	(77)
Interest accretion on landfill and environmental remediation liabilities	130	112	111
Provision for bad debts	56	50	37
Equity-based compensation expense	93	84	108
Net gain on disposal of assets	(42)	(21)	(25)
Goodwill impairment	168	—	—
(Gain) loss from divestitures, asset impairments (other than goodwill) and other, net	75	62	(16)
Equity in net losses of unconsolidated entities, net of dividends	60	67	38
Loss on early extinguishment of debt, net	—	—	220
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(161)	(329)	28
Other current assets	(2)	(35)	(39)
Other assets	61	42	34
Accounts payable and accrued liabilities	90	393	206
Deferred revenues and other liabilities	(239)	(216)	(103)
Net cash provided by operating activities	4,719	4,536	4,338
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(170)	(377)	(75)
Capital expenditures	(2,895)	(2,587)	(1,904)
Proceeds from divestitures of businesses and other assets, net of cash divested	78	27	96
Other, net	(104)	(126)	(11)
Net cash used in investing activities	(3,091)	(3,063)	(1,894)
Cash flows from financing activities:
New borrowings	21,306	8,688	7,948
Debt repayments	(20,394)	(7,328)	(8,404)
Premiums and other paid on early extinguishment of debt	—	—	(211)
Common stock repurchase program	(1,302)	(1,500)	(1,350)
Cash dividends	(1,136)	(1,077)	(970)
Exercise of common stock options	44	44	66
Tax payments associated with equity-based compensation transactions	(31)	(39)	(28)
Other, net	(11)	(4)	49
Net cash used in financing activities	(1,524)	(1,216)	(2,900)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	3	(6)	2
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	107	251	(454)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	445	194	648
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$552	$445	$194

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$458	$351	$118
Restricted cash and cash equivalents included in other current assets	10	25	7
Restricted cash and cash equivalents included in restricted funds	84	69	69
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$552	$445	$194

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Balance, December 31, 2020	$7,454	630,282	$6	$5,129	$11,159	$39	(207,481)	$(8,881)	$2
Consolidated net income	1,817	—	—	—	1,816	—	—	—	1
Other comprehensive income (loss), net of tax	(22)	—	—	—	—	(22)	—	—	—
Cash dividends declared of $2.30 per common share	(970)	—	—	—	(970)	—	—	—	—
Equity-based compensation transactions, net	198	—	—	110	(1)	—	2,049	89	—
Common stock repurchase program	(1,350)	—	—	(70)	—	—	(8,731)	(1,280)	—
Other, net	(1)	—	—	—	—	—	4	—	(1)
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	2,240	—	—	—	2,238	—	—	—	2
Other comprehensive income (loss), net of tax	(86)	—	—	—	—	(86)	—	—	—
Cash dividends declared of $2.60 per common share	(1,077)	—	—	—	(1,077)	—	—	—	—
Equity-based compensation transactions, net	150	—	—	75	2	—	1,555	73	—
Common stock repurchase program	(1,500)	—	—	70	—	—	(9,796)	(1,570)	—
Acquisitions and other, net	11	—	—	—	—	—	4	—	11
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	2,276	—	—	—	2,304	—	—	—	(28)
Other comprehensive income (loss), net of tax	32	—	—	—	—	32	—	—	—
Cash dividends declared of $2.80 per common share	(1,136)	—	—	—	(1,136)	—	—	—	—
Equity-based compensation transactions, net	169	—	—	97	(1)	—	1,406	73	—
Common stock repurchase program	(1,315)	—	—	(60)	—	—	(7,840)	(1,255)	—
Other, net	6	—	—	—	—	—	3	—	6
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023, 2022 and 2021

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet.

To enhance transparency regarding our financial performance, highlight the strength and consistency of our core solid waste businesses, and underscore our commitment to sustainability through planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy businesses, beginning in the fourth quarter of 2023, our senior management revised its segment reporting to (i) reflect the financial results of our collection, transfer, disposal and resource recovery services businesses independently; (ii) combine the results of all recycling facilities from our East and West Tier segments with our recycling brokerage and sales activities to form a newly created Recycling Processing and Sales reportable segment and (iii) include our WM Renewable Energy business as a reportable segment. Accordingly, our senior management now evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tier, along with certain ancillary services not managed through our tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other. Refer to Note 19 for further discussion.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2023 and 2022, no single customer represented greater than 5% of total accounts receivable.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2023	2022
Balance as of January 1	$26	$25
Additions charged to expense	53	55
Accounts written-off, net of recoveries	(58)	(49)
Acquisitions, divestitures and other, net	9	(5)
Balance as of December 31	$30	$26

To determine the allowance for doubtful accounts for trade receivables, we rely upon, among other factors, historical loss trends, the age of outstanding receivables, and existing as well as expected economic conditions. We determined that all of our trade receivables share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics. Based on aging analysis as of both December 31, 2023 and 2022, approximately 90% of our trade receivables were outstanding less than 60 days.

To determine the allowance for doubtful accounts for other receivables, as well as loans and other instruments, we rely primarily on credit ratings and associated default rates based on the maturity of the instrument. Other receivables, as of December 31, 2023 and 2022, include receivables related to income tax payments in excess of our current income tax obligations of $120 million and $150 million, respectively. Other receivables as of December 31, 2023 and 2022 also include a receivable of $26 million and $19 million, respectively, related to alternative fuel tax credits. Based on an aging analysis as of December 31, 2023 and 2022, approximately 50% and 55%, respectively, of our other receivables were due within 12 months or less.

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

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2023, 2022 and 2021, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.50%, 2.50% and 2.25%, respectively. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2023 was approximately 4.8%.

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

Sustained changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining permitted and expansion airspace (as defined below) of the related discrete final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our landfill depletion policy, which would generally result in depletion expense being recognized prospectively over the remaining permitted and expansion airspace of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with a fully

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumed landfill result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace depletion expense.

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

These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 16 landfill sites with expansions included as of December 31, 2023, two landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $85 million higher than the $209 million recorded in the Consolidated Balance Sheet as of December 31, 2023. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

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

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 30
Machinery and equipment (a)	3 to 30
Buildings and improvements	5 to 40
Furniture, fixtures and office equipment	3 to 10
(a)	Includes recycling and renewable natural gas (“RNG”) facilities as well as containers.

Leases

We lease property and equipment in the ordinary course of our business. Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Our leases have varying terms. Some may include renewal or purchase

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value as of the date of acquisition with any differences between the acquisition-date fair value, subsequent remeasurements and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. Refer to Note 11 for adjustments recognized during the reported periods.

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

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are expensed as incurred. See Note 17 for additional information related to our acquisitions.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (gain) loss from divestitures, asset impairments and unusual items, net in our Consolidated Statements of Operations.

Property and Equipment, Including Landfills and Definite-Lived Intangible Assets — We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value and the difference is recorded in the period that the impairment indicator occurs. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) third-party valuations and/or (iii) information available regarding the current market for similar assets. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2023	2022
Equity method investments	$538	$460
Investments without readily determinable fair values	68	62
Redeemable preferred stock	—	56
Investments in unconsolidated entities	$606	$578

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent or pending transactions in the securities; (ii) other information available regarding the current market for similar assets; (iii) a market or income approach, as deemed appropriate and/or (iv) a quantitative approach, or measurement alternative, as noted above. Impairments of our investments are recorded in (gain) loss from divestitures, asset impairments and unusual items, net in our Consolidated Statements of Operations in accordance with appropriate accounting guidance.

Refer to Note 11, Note 12 and Note 16 for information related to impairments and other adjustments recognized during the reported periods.

Foreign Currency

Our operations are primarily in the U.S. but we also have significant operations in Canada. Additionally, we have certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss). Foreign currency translation adjustments have primarily been impacted by fluctuations in the U.S. dollar/Canadian dollar exchange rate which was 1.3243 at December 31, 2023, 1.3554 at December 31, 2022 and 1.2639 at December 31, 2021. Refer to Note 12 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

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

Our Collection and Disposal operating revenues are primarily generated from fees charged for our collection, transfer and disposal. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or recycling facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting and disposing of the solid waste at a disposal site. The fees we charge for our services generally include applicable fees, such as our energy surcharge, which are intended to pass through to customers direct and indirect costs incurred.

Recycling Processing and Sales revenues generally consist of tipping fees and the sale of recycling commodities to and/or on behalf of third parties.

Our WM Renewable Energy revenue is primarily generated from (i) the sale of captured and converted landfill methane gas; (ii) the sale of Renewable Identification Numbers (“RINs”) under the Renewable Fuel Standard (“RFS”) program implemented by the U.S. Environmental Protection Agency (“EPA”); (iii) sale of Low Carbon Fuel credits designed to stimulate the use of low-carbon fuels and (iv) the sale of energy (electricity and capacity) and associated Renewable Energy Credits (“RECs”).

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

As of December 31, 2023 and 2022, we had $207 million and $192 million of deferred contract costs, respectively, of which $148 million and $137 million, respectively, were related to deferred sales incentives. During each of the years ended December 31, 2023, 2022 and 2021, we amortized $26 million, $24 million and $23 million, respectively, of sales incentives to selling, general and administrative expense.

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

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2023, 2022 and 2021, total interest costs were $590 million, $425 million and $388 million, respectively, of which $63 million, $29 million and $13 million was capitalized in 2023, 2022 and 2021, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2023	2022	2021
Interest, net of capitalized interest	$447	$348	$387
Income taxes (a)	636	736	370
(a)	The increase in income taxes paid in 2022 is primarily due to the increase in pre-tax book income during 2022 and a deposit of approximately $103 million made to the Internal Revenue Service (“IRS”) in the fourth quarter of 2022 related to a disputed tax matter for which we expect to seek a refund. See Note 8 for further discussion.

During 2023, we had $276 million of non-cash financing activities primarily from our low-income housing investment and new financing leases, which are discussed further in Notes 6 and 8. During 2022, we had $225 million of non-cash financing activities primarily from our low-income housing investment and new financing leases. Additionally, we had approximately $25 million and $135 million of non-cash investing activities related to non-cash consideration transferred as part of our acquisitions in 2023 and 2022, respectively. See Note 17 for further discussion of our 2022 acquisitions. During 2021, we had $30 million of non-cash financing activities from new financing leases. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

3.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2023			2022
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$143	$31	$174	$137	$31	$168
Long-term	2,710	178	2,888	2,527	173	2,700
	$2,853	$209	$3,062	$2,664	$204	$2,868

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2023 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2022	$2,664	$204
Obligations incurred and capitalized	79	—
Obligations settled	(147)	(27)
Interest accretion	124	6
Revisions in estimates and interest rate assumptions	131	26
Acquisitions, divestitures and other adjustments	2	—
December 31, 2023	$2,853	$209

Our recorded liabilities as of December 31, 2023 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2023	2022
Land	$772	$752
Landfills	19,473	18,526
Vehicles	6,581	6,173
Machinery and equipment (a)	4,989	4,401
Containers	3,104	3,021
Buildings and improvements	4,266	3,809
Furniture, fixtures and office equipment	609	664
	39,794	37,346
Less: Accumulated depreciation of tangible property and equipment	(11,183)	(10,731)
Less: Accumulated depletion of landfill airspace	(11,643)	(10,896)
Property and equipment, net	$16,968	$15,719
(a)	As of December 31, 2023 and 2022, includes $1.5 billion and $1.1 billion, respectively, related to recycling facilities. As of December 31, 2023 and 2022, includes $720 million and $570 million, respectively, related to RNG facilities.

See Note 11 for information regarding asset impairments.

Depreciation and depletion expense, including for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2023	2022	2021
Depreciation of tangible property and equipment	$1,197	$1,155	$1,125
Depletion of landfill airspace	745	754	731
Depreciation and depletion expense	$1,942	$1,909	$1,856

See Note 5 for information regarding amortization of our intangible assets.

5.    Goodwill and Other Intangible Assets

Goodwill was $9,254 million and $9,323 million as of December 31, 2023 and 2022, respectively. As discussed in Note 2, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. As a result of a longer-than-anticipated ramp toward full scale and profitability of a business engaged in accelerating film and plastic wrap recycling capabilities, we recorded a goodwill impairment charge of $168 million, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business. We have a controlling interest in the business, and it is, therefore, consolidated in our financial statements as part of our Recycling Processing and Sales segment. Fair value of the business was estimated using an income approach based on long-term projected discounted future cash flows of the reporting unit. Partially offsetting the decrease in our goodwill balance was a $90 million increase in goodwill associated with acquisitions primarily within our Collection and Disposal businesses. See Notes 11 and 17 for additional information.

Goodwill is included within each segment’s total assets. For segment reporting purposes, our recycling facilities and recycling brokerage services are included within our Recycling Processing and Sales segment. Prior to 2023, our recycling facilities were reflected as a component of the respective Tier segments and our recycling brokerage services were included as a component of our “Other” operations. Reclassifications have been made to our prior period consolidated financial

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information to conform to the current year presentation. The following table presents changes in goodwill during the reported periods (in millions):

				Recycling
	Collection and Disposal			Processing
	East Tier	West Tier	Other Ancillary	and Sales	Other	Total
Balance, December 31, 2021	$5,008	$3,673	$25	$321	$1	$9,028
Acquired goodwill	92	24	2	207	—	325
Divested goodwill	—	—	—	—	—	—
Foreign currency translation and other	(28)	(1)	—	(1)	—	(30)
Balance, December 31, 2022	$5,072	$3,696	$27	$527	$1	$9,323
Acquired goodwill	13	70	—	7	—	90
Divested goodwill	—	—	—	—	—	—
Impairments	—	—	—	(168)	—	(168)
Foreign currency translation and other	9	—	—	—	—	9
Balance, December 31, 2023	$5,094	$3,766	$27	$366	$1	$9,254

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2023
Intangible assets	$1,235	$46	$141	$1,422
Less: Accumulated amortization	(551)	(19)	(93)	(663)
	$684	$27	$48	$759
2022
Intangible assets	$1,288	$51	$141	$1,480
Less: Accumulated amortization	(543)	(23)	(87)	(653)
	$745	$28	$54	$827

Amortization expense for other intangible assets was $129 million, $129 million and $143 million for 2023, 2022 and 2021, respectively. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2023 and 2022, we had $21 million and $19 million, respectively, of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. As of December 31, 2023, we expect annual amortization expense related to other intangible assets to be $119 million in 2024, $109 million in 2025, $86 million in 2026, $80 million in 2027 and $66 million in 2028.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Debt and Derivatives

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2023	2022
Commercial paper program (weighted average interest rate of 5.6% as of December 31, 2023 and 4.9% as of December 31, 2022)	$860	$1,730
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.7% as of December 31, 2023 and 3.2% as of December 31, 2022)	11,376	8,626
Term Loan, interest rate of 5.1% as of December 31, 2022	—	1,000
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	378	369
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.55% to 5.0% (weighted average interest rate of 3.3% as of December 31, 2023 and 2.7% as of December 31, 2022)	2,883	2,648
Financing leases and other, maturing through 2071 (weighted average interest rate of 5.0% as of December 31, 2023 and 4.7% as of December 31, 2022) (a)	855	699
Debt issuance costs, discounts and other	(123)	(88)
	16,229	14,984
Current portion of long-term debt	334	414
Long-term debt, less current portion	$15,895	$14,570
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of December 31, 2023, we had approximately $2.8 billion of debt maturing within the next 12 months, including (i) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $859 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $175 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax-exempt bonds, and (iv) $156 million of 3.5% senior notes that mature in May 2024. As of December 31, 2023, we have classified $2.4 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $334 million of debt maturing in the next 12 months is classified as current obligations.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CDOR can range from 0.585% to 1.025% per annum, plus a credit adjustment spread of 0.10% per annum on SOFR-based rates (the “SOFR Credit Adjustment Spread”) to account for the transition from the use of LIBOR to SOFR in such rate calculations. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of December 31, 2023, we had no outstanding borrowings under this facility. We had $859 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $180 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.5 billion as of December 31, 2023.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2023, we had $859 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Term Loan — In May 2022, we entered into a $1.0 billion, two-year, U.S. term credit agreement maturing May 2024 (“Term Loan”) to support general corporate purposes. WM Holdings guaranteed all obligations under our Term Loan. The interest rate we paid on our Term Loan was generally based on SOFR, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. Our Term Loan had a contractual maturity of May 2024, but we elected to repay all outstanding borrowings under our Term Loan in August 2023 with proceeds from our July 2023 senior notes issuance, which is discussed further below.

Other Letter of Credit Lines — As of December 31, 2023, we had utilized $834 million of other uncommitted letter of credit lines with terms extending through December 2027.

Debt Borrowings and Repayments

Commercial Paper Program — During the year ended December 31, 2023 we made cash repayments of $18.7 billion, which were partially offset by $17.8 billion of cash borrowings (net of related discount on issuance). A portion of these borrowings were repaid with proceeds from our senior note issuances as discussed below.

Senior Notes — In February 2023, WMI issued $750 million and $500 million of 4.625% senior notes due February 2030 and February 2033, respectively, the net proceeds of which were $1.24 billion. We used the net proceeds to reduce outstanding borrowings under our commercial paper program, repay $500 million of WMI’s 2.4% senior notes upon maturity in May 2023, and for general corporate purposes, including our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Bonds — We issued $300 million of tax-exempt bonds in 2023. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal facility, recycling facility and renewable natural gas facility construction and development. In 2023, we also repaid $65 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The increase in our financing leases and other debt obligations in 2023 is primarily related to a note payable associated with our low-income housing investment discussed in Note 8, which increased our debt obligations by $183 million, and $93 million primarily related to non-cash financing leases. The increase in our debt obligations was partially offset by $120 million of cash repayments of debt at maturity.

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $1,192 million in 2024, $1,355 million in 2025, $713 million in 2026, $1,198 million in 2027, $892 million in 2028 and $11,002 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. As discussed above, we have the intent and ability to refinance certain 2024 scheduled maturities on a long-term basis, including portions of our commercial paper borrowings and our $156 million of 3.5% senior notes that mature in May 2024. See Note 7 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing lease obligations and the notes payable associated with our investments in low-income housing properties. See Notes 8 and 18 for additional information related to these investments.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility. As of December 31, 2023 and 2022, we were in compliance with our Leverage Ratio covenant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens, engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2023 and 2022, we were in compliance with all covenants and restrictions under our financing arrangements, in addition to our Leverage Ratio covenant, that may have a material effect on our Consolidated Financial Statements.

Interest Rate Derivatives

During 2023, we entered into treasury rate locks with a total notional value of $800 million to secure underlying interest rates associated with our senior notes issuances discussed above. We designated our treasury rate locks as cash flow hedges. These treasury rate locks were terminated contemporaneously with the related issuances of senior notes in 2023, and we received cash of $19 million to settle the related assets. The deferred gains are being amortized as a decrease to interest expense over the ten-year life of the related senior notes issuances using the effective interest method.

7.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills (as discussed further in Note 2) and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is generally at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2023	2022
Assets
Long-term:
Operating	Other assets	$453	$456
Financing	Property and equipment, net of accumulated depreciation and depletion	393	328
Total lease assets		$846	$784

Liabilities
Current:
Operating	Accrued liabilities	$66	$64
Financing	Current portion of long-term debt	53	44
Long-term:
Operating	Other liabilities	452	460
Financing	Long-term debt, less current portion	321	258
Total lease liabilities		$892	$826

Operating lease expense was $189 million, $183 million and $155 million during 2023, 2022 and 2021, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statements of Operations. Financing lease expense was $58 million, $55 million and $58 million during 2023, 2022 and 2021, respectively, and is included in depreciation, depletion and amortization expense and interest expense, net in our Consolidated Statements of Operations.

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2023 are as follows (in millions):

	Operating	Financing
2024	$79	$65
2025	69	72
2026	61	52
2027	52	44
2028	45	33
Thereafter	399	215
Total undiscounted lease payments	$705	$481
Less: interest	(187)	(107)
Discounted lease liabilities	$518	$374

As of December 31, 2023, we entered into operating leases, primarily for real estate that have not yet commenced and therefore are not reflected in the table above, with future lease payments of $57 million. These leases commence through 2024 and have lease terms up to 16 years.

Cash paid during 2023 for our operating and financing leases was $77 million and $60 million, respectively. Cash paid during 2022 for our operating and financing leases was $76 million and $56 million, respectively. During 2023, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $62 million and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$121 million, respectively. During 2022, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $69 million and $33 million, respectively.

As of December 31, 2023, the weighted average remaining lease terms of our operating and financing leases were approximately 19 years and 10 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2023 for our operating and financing leases were approximately 3.4% and 4.2%, respectively.

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2023	2022	2021
Current:
Federal	$477	$456	$436
State	151	130	132
Foreign	34	43	41
	662	629	609
Deferred:
Federal	73	20	(55)
State	2	30	(22)
Foreign	8	(1)	—
	83	49	(77)
Income tax expense	$745	$678	$532

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows:

	2023	2022	2021
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal income tax benefit	4.15	4.16	4.14
Federal tax credits	(3.23)	(2.81)	(2.69)
Taxing authority audit settlements and other tax adjustments	(0.02)	0.54	0.53
Tax impact of equity-based compensation transactions	(0.35)	(0.45)	(0.60)
Tax impact of impairments	1.87	0.02	(0.29)
Tax rate differential on foreign income	0.21	0.27	0.37
Other	1.03	0.51	0.16
Effective income tax rate	24.66%	23.24%	22.62%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) federal tax credits; (ii) the tax implications of impairments; (iii) an unfavorable increase in permanent differences between taxable income and accounting income associated with our treatment of landfill closure and post-closure costs; (iv) variations in our income before income taxes; (v) the realization of state net operating losses and credits; (vi) excess tax benefits associated with equity‑based compensation transactions and (vii) tax audit settlements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income before income taxes by source for the year ended December 31 was as follows (in millions):

	2023	2022	2021
Domestic	$2,878	$2,779	$2,211
Foreign	143	139	138
Income before income taxes	$3,021	$2,918	$2,349

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. In October 2023, we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Total consideration for this investment is expected to be $260 million, comprised of a $183 million note payable, an initial cash payment of $20 million and $57 million of interest payments expected to be paid over the life of the investment. At the time of the investment, we increased our investments in unconsolidated entities in our Consolidated Balance Sheet by $203 million, representing the principal balance of the note and the initial cash payment. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2035 under Section 42 or Section 45D of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities within our Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, we recognized net losses of $66 million, $65 million and $51 million, respectively, and a reduction in our income tax expense of $108 million, $99 million and $74 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the years ended December 31, 2023, 2022 and 2021, we recognized interest expense of $15 million, $14 million and $9 million, respectively, associated with our investments in low-income housing properties. See Note 18 for additional information related to these unconsolidated variable interest entities.

Tax Implications of Impairments — The non-cash impairment charges recognized during 2023 are not expected to be deductible for tax purposes. The impact of these non-deductible charges and the resulting difference between book and taxable income is an increase in income tax expense of $50 million. The non-cash impairment charges recognized during 2022 and 2021 were deductible for tax purposes. See Note 11 for more information related to our impairment charges.

Permanent Differences —During 2023, 2022 and 2021 we recognized additional income tax expense of $34 million, $14 million and $2 million, respectively, related to permanent differences between taxable income and accounting income. This increase is largely due to an increase in taxable interest income associated with the Company’s election to deduct landfill closure and post-closure costs for income tax purposes when incurred and accrued. The increase in taxable interest income is due to the increase in the applicable federal rate published by the IRS.

State Net Operating Losses and Credits — During 2023, 2022 and 2021, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $20 million, $8 million and $15 million, respectively.

Equity-Based Compensation — During 2023, 2022 and 2021, we recognized a reduction in our income tax expense of $14 million, $17 million and $18 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities, as discussed below, and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax expense of $5 million, $6 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of December 31, 2023 and 2022, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2022 and 2023 tax years and expect the audits to be completed within the next 18 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014.

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2023	2022
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$137	$155
Landfill and environmental remediation liabilities	195	216
Operating lease liabilities	128	131
Miscellaneous and other reserves, net	143	117
Subtotal	603	619
Valuation allowance	(181)	(143)
Deferred tax liabilities:
Property and equipment	(1,091)	(1,061)
Goodwill and other intangibles	(1,046)	(1,034)
Operating lease right-of-use assets	(111)	(114)
Net deferred tax liabilities	$(1,826)	$(1,733)

As of December 31, 2023, we had $2 million of federal net operating loss carry-forwards with expiration dates through 2026 and $2.3 billion of state net operating loss carry-forwards with expiration dates through 2043. We also had $8 million of federal capital loss carry-forwards with expiration dates through 2025, $39 million of foreign tax credit carry-forwards with expiration dates through 2033 and $9 million of state tax credit carry-forwards with expiration dates through 2039.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2023	2022	2021
Balance as of January 1	$64	$64	$37
Additions based on tax positions related to the current year	6	5	22
Additions based on tax positions of prior years	—	—	18
Accrued interest	2	1	3
Settlements	—	—	(12)
Lapse of statute of limitations	(6)	(6)	(4)
Balance as of December 31	$66	$64	$64

These liabilities are included as a component of other long-term liabilities or as an offset to other long-term assets in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2023, we had $54 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any material accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.  Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the 401(k) retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $118 million, $112 million and $104 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2023, the combined benefit obligation of these pension plans was $119 million supported by $118 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $1 million. As of December 31, 2022, the combined benefit obligation of these pension plans was $117 million supported by $113 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $4 million.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $7 million and $8 million as of December 31, 2023 and 2022, respectively.

Our assets and accrued benefit liabilities for our defined benefit pension and other post-retirement plans are included as components of long-term other assets, accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions			Bargaining
Pension Fund	Number	2023	2022	Status(b)(c)	2023	2022	2021	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	6/30/2025
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2023	Not Endangered or Critical as of 3/31/2022	Implemented	2	2	2	Various dates through 9/30/2026
Suburban Teamsters of Northern Illinois Pension Plan (d)	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Implemented	4	4	4	Various dates through 3/31/2028
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	41	37	35	Various dates through 7/13/2028
					$48	$44	$42
Contributions to other Multiemployer Pension Plans					18	17	19
Total contributions to Multiemployer Pension Plans (e)					$66	$61	$61
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2023 and 2022 is for the plan’s year-end as of December 31, 2022 and 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2023 and 2022.
(e)	Total contributions to Multiemployer Pension Plans exclude contributions related to withdrawal liabilities, if any.

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

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2023, 2022 and 2021, the Company made contributions of $56 million, $49 million and $51 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

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

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. Our receivable balance associated with insurance claims was $127 million and $142 million as of December 31, 2023 and 2022 respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2023(a)	2022
Balance as of January 1	$729	$734
Self-insurance expense	201	242
Cash paid and other	(218)	(247)
Balance as of December 31	$712	$729
Current portion as of December 31	$175	$189
Long-term portion as of December 31	$537	$540
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

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

Unconditional Purchase Obligations — Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates and consist primarily of the following:

●	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.
●	Other — We are party to certain multi-year service agreements, including various contracts to support our WM Renewable Energy segment, such as interconnection agreements, expiring at various dates through 2044 requiring minimum annual payments.

As of December 31, 2023, our estimated minimum obligations associated with unconditional purchase obligations were $173 million in 2024, $164 million in 2025, $133 million in 2026, $51 million in 2027, $44 million in 2028 and $470 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2023. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial condition, results of operations or cash flows.

Other Commitments

●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 6. Additionally, our Collection and Disposal and Corporate and Other businesses earn royalties from our WM Renewable Energy segment related to the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer of landfill gas to our WM Renewable Energy segment from our active and closed landfills. All royalties between our WM Renewable Energy segment and Collection and Disposal and Corporate and Other businesses are eliminated in consolidation.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2023, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes which mature through 2050, $3.5 billion revolving credit facility and certain letter of credit lines. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WMI and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 6 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2023, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 19 of our landfills. Any liability associated with the triggering of the home value guarantee has been reflected in our Consolidated Balance Sheets. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or financing leases, as appropriate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by state or local authorities, such liabilities include PRP investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

As of December 31, 2023, we have been notified by the government that we are a PRP in connection with 73 locations listed on EPA Superfund National Priorities List (“NPL”). Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design has serious deficiencies and providing MIMC and IPC time to submit a remedy plan. Due to increases in the estimated costs of the remedy, we recorded an additional $17 million liability for MIMC’s estimated potential share of such costs in 2023. The total recorded liability as of December 31, 2023 and 2022 was $85 million and $68 million, respectively. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site. Refer to Notes 2 and 11 for additional information regarding the measurement of certain environmental liabilities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. Our motion to dismiss is pending and we will vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of December 31, 2023 and 2022, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2023	2022	2021
Gain from divestitures, net	$—	$(5)	$(44)
Asset impairments	275	50	8
Other, net	(32)	17	20
	$243	$62	$(16)

During the year ended December 31, 2023, we recognized $243 million of net charges primarily consisting of (i) a $168 million goodwill impairment charge within our Recycling Processing and Sales segment related to a business engaged in accelerating film and plastic wrap recycling capabilities, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business; (ii) $107 million of impairment charges within Corporate and Other for certain investments in waste diversion technology businesses and (iii) a $17 million charge within Corporate and Other to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. Refer to Notes 5 and 10 for further information.

During the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier and (ii) a $17 million charge pertaining to reserves for loss contingencies within Corporate and Other to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10. These losses were partially offset by a $5 million gain from the divestiture of a collection and disposal business in our West Tier.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2021, we recognized net gains of $16 million primarily consisting of (i) a $35 million pre-tax gain from the recognition of cumulative translation adjustments on the divestiture of certain non-strategic Canadian operations in our East Tier and (ii) an $8 million gain from divestitures of certain ancillary operations within our Collection and Disposal businesses. These gains were partially offset by (i) a $20 million charge pertaining to reserves for loss contingencies within Corporate and Other and (ii) $8 million of asset impairment charges primarily related to our WM Renewable Energy segment.

See Note 2 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments. See Note 19 for additional information related to the impact of impairments on the results of operations of our reportable segments.

Equity in Net Losses of Unconsolidated Entities

The losses for the reported years were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. The losses are more than offset by the tax benefits generated by these investments as further discussed in Note 8. Refer to Notes 8 and 18 for additional information related to these investments. Refer to (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net above for more information on the impairment of an equity method investment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WMI stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities(a)	Adjustments(b)	Obligations	Total
Balance, December 31, 2020	$(9)	$49	$(1)	$—	$39
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(2), $0 and $2, respectively	—	(6)	7	5	6
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	9	—	(35)	(2)	(28)
Net current period other comprehensive income (loss)	9	(6)	(28)	3	(22)
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(8), $0 and $0, respectively	—	(24)	(65)	1	(88)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	3	—	—	(1)	2
Net current period other comprehensive income (loss)	3	(24)	(65)	—	(86)
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5, $(4), $0 and $2, respectively	16	(11)	26	4	35
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	(1)	(3)
Net current period other comprehensive income (loss)	14	(11)	26	3	32
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)

(a)	In 2023, we recognized a $23 million unrealized loss, net of a deferred tax benefit of $8 million, associated with our investment in redeemable preferred stock due to the estimated fair value being less than the remaining carrying value.
(b)	As a result of the divestiture of certain non-strategic Canadian operations in 2021, we reclassified $35 million of cumulative foreign currency translation adjustments from accumulated other comprehensive income to (gain) loss from divestitures, asset impairments and unusual items, net within our Consolidated Statement of Operations.

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2023, we had 401.5 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,136 million in 2023, or $2.80 per common share, $1,077 million in 2022, or $2.60 per common share, and $970 million in 2021, or $2.30 per common share.

In December 2023, we announced that our Board of Directors expects to increase the quarterly dividend from $0.70 to $0.75 per share for dividends declared in 2024. However, all future dividend declarations are at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases are a part of our long-term strategy and incorporated into our overall capital allocation plan to enhance our Company’s performance, in conjunction with our other uses of capital, and to return value to stockholders in a tax-efficient manner. Share repurchases during the reported periods were completed through accelerated share repurchase (“ASR”) agreements and, to a lesser extent, open market transactions. The terms of these ASR agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received a portion of the total shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period are delivered to us once the repurchase period is complete. In the table below, shares repurchased are measured and reported based on the period shares are delivered to us, which can differ from the period cash is delivered to a repurchase agent for the value of such shares. The following is a summary of our share repurchases under our common stock repurchase program for the year ended December 31:

	2023(a)	2022(b)	2021(c)
Shares repurchased (in thousands)	7,840	9,796	8,731
Weighted average price per share	$158.47	$160.26	$146.61
Total repurchases (in millions)	$1,242	$1,570	$1,280
(a)	We executed and completed three ASR agreements during 2023 to repurchase $950 million of our common stock and received 6.0 million shares in connection with these ASR agreements. Additionally, in October 2023, we executed an ASR agreement to repurchase $300 million of our common stock. At the beginning of the repurchase period, we delivered $300 million in cash and received 1.5 million shares based on a stock price of $161.38. The ASR agreement completed in February 2024, at which time we received 0.2 million additional shares based on a final weighted average price of $175.29.

We also repurchased an additional 0.3 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $52 million, inclusive of per-share commissions.

The IRA, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased. The above discussion of our common stock repurchases in 2023 is excluding the 1% excise tax.

(b)	We executed and completed four ASR agreements during 2022 to repurchase $1.417 billion of our common stock and received 8.8 million shares in connection with these ASR agreements. We also repurchased an additional 0.6 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Act for $83 million, inclusive of per-share commissions. Shares repurchased in 2022 include 0.4 million shares of our common stock for $70 million pursuant to our December 2021 ASR agreement that completed in January 2022.
(c)	We executed and completed three ASR agreements during 2021 to repurchase $1.0 billion of our common stock and received 7.0 million shares in connection with these ASR agreements. Additionally, in December 2021, we executed an ASR agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million in cash and received 1.7 million shares based on a stock price of $160.67. The ASR agreement completed in January 2022, at which time we received 0.4 million additional shares based on a final weighted average price of $160.33.

We announced in December 2023 that the Board of Directors has authorized up to $1.5 billion in future share repurchases, excluding the 1% excise tax. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2022. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees have purchased shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of the applicable offering period. The ESPP was recently amended, and beginning in 2024, enrolled employees will purchase shares of our common stock at a price equal to 85% of the market value on the last day of the applicable offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2023, 2022 and 2021 was approximately 473,000, 455,000 and 513,000, respectively. After the January 2024 issuance of shares associated with the July to December 2023 offering period, 1.8 million shares remain available for issuance under the ESPP.

As a result of our ESPP, annual compensation expense increased by $14 million, or $11 million net of tax expense, for 2023, $13 million, or $10 million net of tax expense, for 2022 and $12 million, or $9 million net of tax expense, for 2021.

Employee Stock Incentive Plans

In May 2023, our stockholders approved our 2023 Stock Incentive Plan (the “2023 Plan”) to replace our 2014 Stock Incentive Plan (the “2014 Plan”). Upon approval of the 2023 Plan, no further awards could be granted under the 2014 Plan. Pursuant to the terms of the 2023 Plan, approximately 15.2 million shares of our common stock that were previously available for issuance pursuant to future grants of awards under the 2014 Plan are now available for issuance under the 2023 Plan, in addition to any shares of our common stock that were subject to outstanding awards under the 2014 Plan that subsequently cease to be subject to such awards as a result of the forfeiture, cancellation or termination. We did not request that our stockholders approve any shares in addition to the shares that roll over from the 2014 Plan for issuance pursuant to the 2023 Plan. As of December 31, 2023, approximately 14.3 million shares were available for future grants under the 2023 Plan. Our equity-based compensation awards described herein have been made pursuant to our 2023 Plan or our 2014 Plan, and certain employees hold vested unexercised stock options granted under our 2009 Stock Incentive

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan (together with the 2023 Plan and the 2014 Plan, the “Incentive Plans”). We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the 2023 Plan, we can issue cash awards, stock options, stock appreciation rights, phantom stock and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2023 annual stock incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. Awards granted to other eligible employees under the Incentive Plans included a combination of PSUs, RSUs and stock options in 2023. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field and corporate managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2023	365	$131.26
Granted	120	$151.70
Vested	(97)	$123.85
Forfeited	(17)	$141.17
Unvested as of December 31, 2023	371	$139.37

The total fair market value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $15 million, $15 million and $12 million, respectively. During the year ended December 31, 2023, we issued approximately 69,000 shares of common stock for these vested RSUs, net of approximately 27,000 units deferred or used for payment of associated taxes.

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

Compensation expense associated with RSUs is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period. RSUs generally continue to vest following a qualifying retirement as if the employee had remained employed until the end of the vesting period, and compensation expense for RSUs granted to retirement eligible employees is recognized over the longer of (i) the period between grant date and the date that the recipient becomes retirement-eligible or (ii) the defined service requirement of the award. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of expected forfeitures.

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2023	864	$147.00
Granted	316	$163.80
Vested	(279)	$153.34
Forfeited	(20)	$157.83
Unvested as of December 31, 2023	881	$150.77

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2023 was performed by the Management Development and Compensation Committee of our Board of Directors in February 2024. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2023. The “vested” PSUs are for the three-year performance period ended December 31, 2022, as achievement of performance results and corresponding vesting was determined in January 2023. The performance of the Company’s common stock for purposes of the TSR PSUs exceeded maximum performance criteria, and the Company’s financial results, as measured for purposes of the Cash Flow PSUs, exceeded target performance criteria. Accordingly, recipients of the PSU awards received a payout of 200% of the vested TSR PSUs and 150.21% of the vested Cash Flow PSUs. In February 2023, approximately 489,000 PSUs vested and we issued approximately 322,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2023, 2022 and 2021 for prior PSU award grants had a fair market value of $74 million, $91 million and $74 million, respectively.

PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. Subject to attainment of the performance metrics described above, PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period. PSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination. PSUs generally continue to vest following a qualifying retirement as if the employee had remained employed until the end of the performance period, and compensation expense for PSUs granted to retirement-eligible employees is accelerated over the period that the recipient becomes retirement-eligible plus a defined service requirement.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards for payout six months after the employee leaves the Company. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2023, we had approximately 182,000 vested deferred units outstanding.

Stock Options — Stock option awards vest ratably in three annual increments, beginning on the first anniversary of the date of grant. The exercise price of the options is the average of the high and low market value of our common stock

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2023	2,923	$101.22
Granted	437	$150.12
Exercised (a)	(597)	$89.32
Forfeited or expired	(34)	$136.56
Outstanding as of December 31, 2023 (b)	2,729	$111.22
Exercisable as of December 31, 2023 (c)	1,819	$96.67
(a)	Includes approximately 83,000 stock options exercised pursuant to a written trading plan that provided for net share settlement, resulting in the Company withholding approximately 70,000 shares of our common stock to cover the associated stock option exercise price and taxes.
(b)	Stock options outstanding as of December 31, 2023 have a weighted average remaining contractual term of 6.0 years and an aggregate intrinsic value of $185 million based on the market value of our common stock on December 31, 2023.
(c)	Stock options exercisable as of December 31, 2023 have an aggregate intrinsic value of $150 million based on the market value of our common stock on December 31, 2023.

During 2023, 2022 and 2021, we received cash proceeds of $44 million, $44 million and $66 million, respectively, from the exercise of 597,000, 675,000 and 962,000 of employee stock options. The aggregate intrinsic value of stock options exercised during 2023, 2022 and 2021 was $44 million, $51 million and $66 million, respectively.

Stock options exercisable as of December 31, 2023 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$41.37-$80.00	570	$61.39	2.2
$80.01-$120.00	727	$99.55	5.6
$120.01-$150.12	522	$131.14	6.7
$41.37-$150.12	1,819	$96.67	4.8

All unvested stock options shall become exercisable upon the award recipient’s death or disability. In the event of a recipient’s qualifying retirement, stock options shall continue to vest pursuant to the original schedule set forth in the award agreement. If the recipient is terminated by the Company without cause or voluntarily resigns, the recipient shall be entitled to exercise all stock options outstanding and exercisable within a specified time frame after such termination. All outstanding stock options, whether exercisable or not, are forfeited upon termination for cause.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $32.82, $26.44 and $17.25, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2023		2022		2021
Expected option life	4.6	years	4.7	years	4.7	years
Expected volatility	22.3%		23.4%		23.2%
Expected dividend yield	1.9%		1.8%		2.1%
Risk-free interest rate	4.4%		1.6%		0.6%

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

For the years ended December 31, 2023, 2022 and 2021, we recognized $78 million, $71 million and $94 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2023, 2022 and 2021 includes related income tax benefits of $15 million, $14 million and $18 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2023, we estimate that $44 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors receive annual grants of shares of our common stock, generally payable in two equal installments, under the Incentive Plans described above. Each non-employee director is required to hold all shares issued pursuant to a Company stock award, after the sale of shares necessary to cover applicable taxes, until retirement or other termination of service as a director of the Company.

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2023	2022	2021
Number of common shares outstanding at end of period	401.5	407.9	416.1
Effect of using weighted average common shares outstanding	3.4	4.9	4.3
Weighted average basic common shares outstanding	404.9	412.8	420.4
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.0	2.2	2.5
Weighted average diluted common shares outstanding	406.9	415.0	422.9
Potentially issuable shares	5.0	5.2	5.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.0	1.1	0.6

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

	2023	2022
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$327	$240
Equity securities	61	37
Significant other observable inputs (Level 2):
Available-for-sale securities	431	360
Significant unobservable inputs (Level 3):
Redeemable preferred stock	—	56
Total Assets	$819	$693

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

Our available-for-sale securities include restricted trust funds and an investment in an unconsolidated entity, as discussed in Note 18. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities, which generally mature over the next ten years. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

Redeemable Preferred Stock

Redeemable preferred stock related to a noncontrolling investment in an unconsolidated entity and was included in investments in unconsolidated entities in our Consolidated Balance Sheets. The fair value of our investment was measured based on third-party investors’ recent or pending transactions in these securities, which were considered the best evidence of fair value. When this evidence was not available, we used other valuation techniques as appropriate and available. These valuation methodologies may have included transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. While we continue to hold this investment, in 2023, we determined that the carrying value of the investment was fully impaired. This write-off resulted in (i) a $25 million impairment charge to the income statement and (ii) the recognition of an additional $23 million unrealized loss, net of a deferred tax benefit of $8 million, within Accumulated Other Comprehensive Income (Loss). Refer to Notes 11 and 12 for additional information.

Fair Value of Debt

As of December 31, 2023 and 2022, the carrying value of our debt was $16.2 billion and $15.0 billion, respectively. The estimated fair value of our debt was approximately $15.6 billion and $13.8 billion as of December 31, 2023 and 2022, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2023 and 2022. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

17.  Acquisitions and Divestitures

Acquisitions

2023 Acquisitions

During the year ended December 31, 2023, we acquired 12 businesses, primarily related to our Collection and Disposal businesses. Total consideration, net of cash acquired, for all acquisitions was $182 million, which included $157 million in net cash paid and $25 million in non-cash consideration, primarily related to purchase price holdbacks. In addition, we paid $13 million of holdbacks, of which $6 million related to prior year acquisitions.

Total consideration for our 2023 acquisitions was primarily allocated to $49 million of property and equipment, $44 million of other intangible assets and $88 million of goodwill. Other intangible assets included $34 million of customer relationships and $10 million of covenants not-to-compete.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill related to our 2023 acquisitions was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible.

2022 Acquisitions

During the year ended December 31, 2022, we acquired 13 businesses, including the acquisition of a controlling interest in a business intended to allow us to deliver new recycling capabilities for our customers and provide circular solutions for film and clear plastic wrap used commercially, such as plastic stretch wrap for pallets, furniture film, grocery bags and potentially shrink wrap around food and beverage containers. Our other acquisitions in 2022 primarily related to our Collection and Disposal businesses. Total consideration, net of cash acquired, for all acquisitions was $507 million, which included $372 million in net cash paid and $135 million in non-cash consideration, primarily related to purchase price holdbacks and the conversion of $67 million in secured convertible promissory notes receivable into equity of the acquired business. In addition, we paid $5 million of holdbacks related to prior year acquisitions.

Total consideration for our 2022 acquisitions was primarily allocated to $138 million of property and equipment, $64 million of other intangible assets, $325 million of goodwill and $14 million of noncontrolling interests. Other intangible assets included $45 million of customer relationships and $19 million of covenants not-to-compete.

2021 Acquisitions

During the year ended December 31, 2021, we acquired 11 businesses primarily related to our Collection and Disposal businesses. Total consideration, net of cash acquired, for all acquisitions was $94 million, which included $73 million in net cash paid and $21 million of other consideration, primarily purchase price holdbacks and the settlement of a preexisting promissory note with one of the acquired businesses. In addition, we paid $3 million of holdbacks, primarily related to current year acquisitions.

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

Divestitures

Proceeds from divestitures of businesses and other assets, net of cash divested, were $78 million, $27 million and $96 million in 2023, 2022 and 2021, respectively. In 2023, our proceeds are primarily the result of the sale of certain non-strategic assets. In 2021, our proceeds are primarily the result of the sale of certain non-strategic Canadian operations, as discussed in Note 11.

18.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $458 million and $321 million as of December 31, 2023 and 2022, respectively. The debt

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance related to our investments in low-income housing properties was $408 million and $295 million as of December 31, 2023 and 2022, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $104 million and $93 million as of December 31, 2023 and 2022, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $119 million and $113 million as of December 31, 2023 and 2022, respectively.

19.  Segment and Related Information

To enhance transparency regarding our financial performance, highlight the strength and consistency of our core solid waste businesses, and underscore our commitment to sustainability through planned and ongoing investments in our Recycling Processing and Sales, as well as our WM Renewable Energy segment, beginning in the fourth quarter of 2023, our senior management revised its segment reporting to (i) reflect the financial results of our collection, transfer, disposal and resource recovery services businesses independently; (ii) combine the results of all recycling facilities from our East and West Tier segments with our recycling brokerage and sales activities to form a newly created Recycling Processing and Sales reportable segment and (iii) include our WM Renewable Energy business as a reportable segment. Accordingly, our senior management now evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East Tier and West Tier, combined with certain “Other Ancillary” services that are not managed through the Tier segments, but that support our collection and disposal operations, form our Collection and Disposal businesses. We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other.

From time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 11 for an explanation of certain transactions and events affecting our operating results. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation.

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer, disposal and resource recovery services. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Additionally, we provide certain ancillary services that are not managed through the Tier segments but that support our collection and disposal operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

Included within our Collection and Disposal businesses are landfills having (i) 21 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 14 third-party RNG facilities processing landfill gas to be sold to natural gas suppliers and (iii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 83 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

Recycling Processing and Sales

Our Recycling Processing and Sales segment includes the processing and sales of materials collected from residential, commercial and industrial customers. The materials are delivered to and processed at one of our many recycling facilities. Through our brokerage business, we also manage the marketing of recycling commodities that are processed in our facilities and by third parties by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality. Our Recycling Processing and Sales segment excludes the collection of recycled materials from our residential, commercial, and industrial customers which is included within our Collection and Disposal businesses.

WM Renewable Energy

Our WM Renewable Energy segment develops, operates and promotes projects for the beneficial use of landfill gas. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. WM Renewable Energy converts landfill gas into several sources of renewable energy which include RNG, electricity and capacity, heat and/or steam. WM Renewable Energy also generates RINs under the RFS program, other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet, and RECs associated with the production of electricity. The RINs, RECs, and other credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs, RECs, and other credits proportionate to their fossil fuel production and imports. RINs and RECs prices generally fluctuate in response to regulations enacted by the EPA or other regulatory bodies, as well as changes in supply and demand.

As of December 31, 2023, we had 92 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 66 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 20 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For six of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal, and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains 12 third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 32 additional third-party landfill beneficial gas use projects in the form of royalties.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other as they do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also, included within our Corporate and Other businesses are closed sites that include (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) one third-party project delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) one third-party RNG processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the nine landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

Our chief operating decision maker (“CODM”) regularly reviews financial results, operating performance, and capital expenditures of our Collection and Disposal businesses, Corporate and Other businesses, Recycling Processing and Sales segment, and our WM Renewable Energy segment to assess performance and allocate resources. Summarized financial information concerning our reportable segments as of December 31 and for the year then ended is shown in the following table (in millions):

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income	Depreciation,	Capital
	Operating	Operating	Operating	from	Depletion and	Expenditures
	Revenues	Revenues(b)	Revenues	Operations(c)	Amortization	(d)
Year Ended December 31:
2023
Collection and Disposal:
East Tier	$10,575	$(2,163)	$8,412	$2,446	$986	$926
West Tier	9,987	(2,052)	7,935	2,383	800	899
Other Ancillary	2,711	(193)	2,518	(8)	26	28
Collection and Disposal	23,273	(4,408)	18,865	4,821	1,812	1,853
Recycling Processing and Sales (a)	1,576	(312)	1,264	(44)	110	450
WM Renewable Energy	276	(3)	273	79	33	420
Corporate and Other	51	(27)	24	(1,281)	116	115
Total	$25,176	$(4,750)	$20,426	$3,575	$2,071	$2,838

2022
Collection and Disposal:
East Tier	$9,940	$(1,929)	$8,011	$2,178	$977	$948
West Tier	9,540	(1,926)	7,614	2,182	814	774
Other Ancillary	2,413	(195)	2,218	—	25	40
Collection and Disposal	21,893	(4,050)	17,843	4,360	1,816	1,762
Recycling Processing and Sales	1,760	(244)	1,516	128	92	453
WM Renewable Energy	315	(3)	312	132	33	290
Corporate and Other	50	(23)	27	(1,255)	97	304
Total	$24,018	$(4,320)	$19,698	$3,365	$2,038	$2,809

2021
Collection and Disposal:
East Tier	$8,922	$(1,700)	$7,222	$1,955	$945	$598
West Tier	8,703	(1,716)	6,987	1,939	821	469
Other Ancillary	2,041	(151)	1,890	(18)	27	50
Collection and Disposal	19,666	(3,567)	16,099	3,876	1,793	1,117
Recycling Processing and Sales	1,760	(232)	1,528	217	93	221
WM Renewable Energy	220	56	276	108	35	116
Corporate and Other	47	(19)	28	(1,236)	78	585
Total	$21,693	$(3,762)	$17,931	$2,965	$1,999	$2,039
(a)	Included within income from operations for our Recycling Processing and Sales segment is a $168 million goodwill impairment charge related to a business engaged in accelerating film and plastic wrap recycling capabilities, which was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business.
(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 2.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Includes non-cash items. Capital expenditures and are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid.

Total assets by reportable segment as of December 31 are as follows (in millions):

	2023	2022
Collection and Disposal:
East Tier	$14,328	$14,194
West Tier	11,322	11,134
Other Ancillary	783	686
Collection and Disposal	26,433	26,014
Recycling Processing and Sales	2,282	1,918
WM Renewable Energy	1,077	693
Corporate and Other	3,392	3,052
Elimination of intercompany investments and advances	(361)	(310)
Total assets, per Consolidated Balance Sheet	$32,823	$31,367

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues	Revenues
Years Ended December 31:
2023
Commercial	$5,801	$(692)	$5,109
Industrial	3,836	(753)	3,083
Residential	3,474	(96)	3,378
Other collection	3,006	(220)	2,786
Total collection	16,117	(1,761)	14,356
Landfill	4,863	(1,611)	3,252
Transfer	2,293	(1,036)	1,257
Total Collection and Disposal	23,273	(4,408)	18,865
Recycling Processing and Sales	1,576	(312)	1,264
WM Renewable Energy	276	(3)	273
Corporate and Other	51	(27)	24
Total	$25,176	$(4,750)	$20,426

2022
Commercial	$5,450	$(590)	$4,860
Industrial	3,681	(656)	3,025
Residential	3,339	(75)	3,264
Other collection	2,683	(217)	2,466
Total collection	15,153	(1,538)	13,615
Landfill	4,597	(1,535)	3,062
Transfer	2,143	(977)	1,166
Total Collection and Disposal	21,893	(4,050)	17,843
Recycling Processing and Sales	1,760	(244)	1,516
WM Renewable Energy	315	(3)	312
Corporate and Other	50	(23)	27
Total	$24,018	$(4,320)	$19,698

2021
Commercial	$4,759	$(476)	$4,283
Industrial	3,210	(524)	2,686
Residential	3,181	(36)	3,145
Other collection	2,309	(179)	2,130
Total collection	13,459	(1,215)	12,244
Landfill	4,184	(1,434)	2,750
Transfer	2,023	(918)	1,105
Total Collection and Disposal	19,666	(3,567)	16,099
Recycling Processing and Sales	1,760	(232)	1,528
WM Renewable Energy	220	56	276
Corporate and Other	47	(19)	28
Total	$21,693	$(3,762)	$17,931

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial and operating results may fluctuate for many reasons, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. Our operating revenues and volumes typically experience seasonal increases in the summer months that are reflected in second and third quarter revenues and results of operations.

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

Net operating revenues relating to operations for the year ended December 31 are as follows (in millions):

	2023	2022	2021
U.S.	$19,595	$18,860	$17,136
Canada	813	838	795
Other (a)	18	—	—
Total	$20,426	$19,698	$17,931
(a)	Primarily related to recently acquired smaller recycling-related operations in the Netherlands.

Property and equipment, net of accumulated depreciation and depletion, relating to operations as of December 31 are as follows (in millions):

	2023	2022
U.S.	$15,903	$14,721
Canada	1,060	994
Other	5	4
Total	$16,968	$15,719

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K) at a reasonable assurance level.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2023. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Securities Trading Plans of Directors and Executive Officers

On October 30, 2023, James C. Fish, Jr., President, Chief Executive Officer and member of our Board of Directors, adopted a stock trading plan (the “Fish Trading Plan”). The Fish Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fish Trading Plan provided for the potential exercise of 83,419 vested stock options and instructed that, upon our common stock reaching a specified market price on or before December 7, 2023, the options would automatically be exercised and the Company would withhold shares of common stock necessary to cover tax requirements and the exercise price of such options. The Fish Trading Plan provided that Mr. Fish would continue to hold all remaining shares of common stock resulting from the option exercise after the net share settlement process.

On November 21, 2023, Mr. Rafael Carrasco, Senior Vice President, Enterprise Strategy, adopted a stock trading plan (the “Carrasco Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Carrasco Trading Plan will commence on February 20, 2024 and will automatically terminate on the earlier of February 20, 2025 and the completion of all of the contemplated transactions set forth therein. The Carrasco Trading Plan provides for the potential cashless exercise of two stock option awards totaling 4,207 stock options, upon our common stock reaching a specified market price, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees; Mr. Carrasco will then continue to hold all remaining shares of common stock resulting from the option exercise after the settlement.

On November 21, 2023, Ms. Devina Rankin, Executive Vice President and Chief Financial Officer, adopted a stock trading plan (the “Rankin Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rankin Trading Plan will commence on February 20, 2024 and will automatically terminate on the earlier of February 20, 2025 and the completion of all of the contemplated transactions set forth therein. The Rankin Trading Plan provides for the potential sale of 50% of net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards, for the performance period ended December 31, 2023, upon our common stock reaching a specified market price. Ms. Rankin received a target grant of 14,736 PSU awards with a performance period ended December 31, 2023; the number of shares to be paid out to Ms. Rankin on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Rankin Trading Plan will be determined in the first quarter of 2024 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

On December 1, 2023, Mr. Fish adopted a stock trading plan (the “Second Fish Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Second Fish Trading Plan will commence on March 1, 2024 and will automatically terminate on the earlier of February 20, 2025 and the completion of all of the contemplated transactions set forth therein. The Second Fish Trading Plan provides for (a) the potential sale of up to 19,100 shares of our common stock upon our common stock reaching specified market prices and (b) the potential sale of 50% of net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2023, upon our common stock reaching a specified market price. Mr. Fish received a target grant of 59,650 PSU awards with a performance period ended December 31, 2023; the number of shares to be paid out to Mr. Fish on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Rankin Trading Plan, the number of shares of common stock to potentially be sold pursuant to the Second Fish Trading Plan will be determined in the first quarter of 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is available on-line at investors.wm.com in the tab “ESG — Corporate Governance” (https://investors.wm.com/esg-practices/governance). We intend to post any amendments to the Code of Conduct that apply to our officers and directors, and any required disclosure of waivers from the Code of Conduct, to the “ESG – Corporate Governance” tab at investors.wm.com.

All other information required by this Item will be included in the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with SEC within 120 days of the end of our fiscal year and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 6, 2023].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].
4.4	—

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.875% Senior Notes due 2029 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2023].

4.9	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.875% Senior Notes due 2029 [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 2023].

10.1†	—	2023 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 9, 2023].
10.2†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.3†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 2020].
10.4†	—	Second Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022].
10.5†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.6†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.7†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.8†*	—	First Amendment to the Waste Management, Inc. Employee Stock Purchase Plan.
10.9†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].

10.10	—

$3.5 Billion Sixth Amended and Restated Revolving Credit Agreement dated as of May 27, 2022 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 27, 2022].

10.11	—

Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc., Wells Fargo Securities, LLC, RBC Capital Markets, LLC, Siebert Williams Shank & Co., LLC, and Barclays Capital Inc. as Dealer [incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016].

10.12	—

Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and U.S. Bank Trust Company, National Association dated October 28, 2022. [incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2022].

10.13†	—

First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. dated December 22, 2017 [incorporated by reference to Exhibit 10.2 to Form 8-K dated December 22, 2017].

10.14†*	—	Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr.
10.15†*	—	First Amendment to Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr.
10.16†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].
10.17†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.18†	—

Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2017].

10.19†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.20†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.21†	—	Form of 2021 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2021].
10.22†	—	Form of 2021 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2021].
10.23†	—	Form of 2022 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2022].
10.24†	—	Form of 2022 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2022].
10.25†	—	Form of 2023 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2023].
21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
97*	—	Waste Management, Inc. Clawback Policy.
101.INS*	—	Inline XBRL Instance.

101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 13, 2024
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Executive Vice President and	February 13, 2024
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN CARROLL	Vice President and Chief Accounting Officer	February 13, 2024
John Carroll	(Principal Accounting Officer)

/s/ BRUCE E. CHINN	Director	February 13, 2024
Bruce E. Chinn

/s/ ANDRÉS R. GLUSKI	Director	February 13, 2024
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 13, 2024
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Chairman of the Board and Director	February 13, 2024
Kathleen M. Mazzarella

/s/ SEAN E. MENKE	Director	February 13, 2024
Sean E. Menke

/s/ WILLIAM B. PLUMMER	Director	February 13, 2024
William B. Plummer

/s/ JOHN C. POPE	Director	February 13, 2024
John C. Pope

/s/ MARYROSE T. SYLVESTER	Director	February 13, 2024
Maryrose T. Sylvester