Form 10-Q
period 2024-03-31
WASTE MANAGEMENT INC
filed 2024-04-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 22, 2024 was 401,083,098 (excluding treasury shares of 229,199,363).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322	$458
Accounts receivable, net of allowance for doubtful accounts of $27 and $30, respectively	2,530	2,633
Other receivables, net of allowance for doubtful accounts of $5 and $4, respectively	155	237
Parts and supplies	189	173
Other assets	333	303
Total current assets	3,529	3,804
Property and equipment, net of accumulated depreciation and depletion of $23,144 and $22,826, respectively	17,044	16,968
Goodwill	9,246	9,254
Other intangible assets, net	728	759
Restricted funds	524	422
Investments in unconsolidated entities	589	606
Other assets	1,006	1,010
Total assets	$32,666	$32,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,617	$1,709
Accrued liabilities	1,410	1,605
Deferred revenues	586	578
Current portion of long-term debt	336	334
Total current liabilities	3,949	4,226
Long-term debt, less current portion	15,762	15,895
Deferred income taxes	1,880	1,826
Landfill and environmental remediation liabilities	2,912	2,888
Other liabilities	1,085	1,092
Total liabilities	25,588	25,927
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,352	5,351
Retained earnings	14,738	14,334
Accumulated other comprehensive (loss) income	(60)	(37)
Treasury stock at cost 228,979,512 and 228,827,218 shares, respectively	(12,954)	(12,751)
Total Waste Management, Inc. stockholders’ equity	7,082	6,903
Noncontrolling interests	(4)	(7)
Total equity	7,078	6,896
Total liabilities and equity	$32,666	$32,823

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating revenues	$5,159	$4,892
Costs and expenses:
Operating	3,140	3,086
Selling, general and administrative	491	476
Depreciation, depletion and amortization	514	505
Restructuring	—	3
(Gain) loss from divestitures, asset impairments and unusual items, net	(2)	(3)
	4,143	4,067
Income from operations	1,016	825
Other income (expense):
Interest expense, net	(130)	(120)
Equity in net losses of unconsolidated entities	(19)	(11)
Other, net	2	2
	(147)	(129)
Income before income taxes	869	696
Income tax expense	162	164
Consolidated net income	707	532
Less: Net income (loss) attributable to noncontrolling interests	(1)	(1)
Net income attributable to Waste Management, Inc.	$708	$533
Basic earnings per common share	$1.76	$1.31
Diluted earnings per common share	$1.75	$1.30

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Consolidated net income	$707	$532
Other comprehensive income (loss), net of tax:
Derivative instruments, net	—	5
Available-for-sale securities, net	1	5
Foreign currency translation adjustments	(24)	2
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	(23)	12
Comprehensive income	684	544
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to Waste Management, Inc.	$685	$545

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$707	$532
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	514	505
Deferred income tax expense (benefit)	57	42
Interest accretion on landfill and environmental remediation liabilities	33	32
Provision for bad debts	10	9
Equity-based compensation expense	30	26
Net gain on disposal of assets	(10)	(10)
(Gain) loss from divestitures, asset impairments and other, net	(2)	(3)
Equity in net losses of unconsolidated entities, net of dividends	19	11
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	176	138
Other current assets	(45)	(51)
Other assets	(4)	22
Accounts payable and accrued liabilities	(102)	(145)
Deferred revenues and other liabilities	(16)	(64)
Net cash provided by operating activities	1,367	1,044
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(11)	(34)
Capital expenditures	(668)	(660)
Proceeds from divestitures of businesses and other assets, net of cash divested	15	11
Other, net	(91)	(95)
Net cash used in investing activities	(755)	(778)
Cash flows from financing activities:
New borrowings	4,412	6,885
Debt repayments	(4,570)	(6,548)
Common stock repurchase program	(250)	(350)
Cash dividends	(307)	(289)
Exercise of common stock options	32	12
Tax payments associated with equity-based compensation transactions	(48)	(28)
Other, net	(6)	(1)
Net cash used in financing activities	(737)	(319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(2)	—
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(127)	(53)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	552	445
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$425	$392

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$322	$257
Restricted cash and cash equivalents included in other current assets	34	62
Restricted cash and cash equivalents included in restricted funds	69	73
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$425	$392

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	707	—	—	—	708	—	—	—	(1)
Other comprehensive income (loss), net of tax	(23)	—	—	—	—	(23)	—	—	—
Cash dividends declared of $0.75 per common share	(307)	—	—	—	(307)	—	—	—	—
Equity-based compensation transactions, net	51	—	—	(12)	3	—	1,075	60	—
Common stock repurchase program	(253)	—	—	10	—	—	(1,228)	(263)	—
Other, net	7	—	—	3	—	—	—	—	4
Balance, March 31, 2024	$7,078	630,282	$6	$5,352	$14,738	$(60)	(228,980)	$(12,954)	$(4)

2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	532	—	—	—	533	—	—	—	(1)
Other comprehensive income (loss), net of tax	12	—	—	—	—	12	—	—	—
Cash dividends declared of $0.70 per common share	(289)	—	—	—	(289)	—	—	—	—
Equity-based compensation transactions, net	42	—	—	—	3	—	766	39	—
Common stock repurchase program	(353)	—	—	(70)	—	—	(1,862)	(283)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, March 31, 2023	$6,808	630,282	$6	$5,244	$13,414	$(57)	(223,491)	$(11,813)	$14

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 11. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., together with its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries including Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet.

Our senior management evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tier, along with certain ancillary services (“Other Ancillary”) not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other. Refer to Note 7 for further discussion.

The Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling and other commodities,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as RNG, electricity and capacity, Renewable Identification Numbers (“RINs”) and Renewable Energy Credits (“RECs”), are sold.

We also bill for certain services prior to performance. Such services include, among others, certain commercial and residential contracts, and equipment rentals. These advanced billings are included in deferred revenues and recognized as revenue in the period service is provided. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months, when the related services are performed.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, we had $209 million and $207 million, respectively, of deferred contract costs, of which $150 million and $148 million, respectively, were related to deferred sales incentives.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2024			December 31, 2023
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$142	$32	$174	$143	$31	$174
Long-term	2,733	179	2,912	2,710	178	2,888
	$2,875	$211	$3,086	$2,853	$209	$3,062

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2024 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2023	$2,853	$209
Obligations incurred and capitalized	20	—
Obligations settled	(20)	(6)
Interest accretion	33	—
Revisions in estimates	(10)	8
Acquisitions, divestitures and other adjustments	(1)	—
March 31, 2024	$2,875	$211

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 11 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2024:

	March 31,	December 31,
	2024	2023
Commercial paper program (weighted average interest rate of 5.5% as of March 31, 2024 and 5.6% as of December 31, 2023)	$750	$860
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.7% as of March 31, 2024 and 3.7% as of December 31, 2023)	11,376	11,376
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	369	378
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.55% to 5.0% (weighted average interest rate of 3.2% as of March 31, 2024 and 3.3% as of December 31, 2023)	2,883	2,883
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.9% as of March 31, 2024 and 5.0% as of December 31, 2023) (a)	838	855
Debt issuance costs, discounts and other	(118)	(123)
	16,098	16,229
Current portion of long-term debt	336	334
Long-term debt, less current portion	$15,762	$15,895
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of March 31, 2024, we had approximately $3.1 billion of debt maturing within the next 12 months, including (i) $750 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $156 million of 3.5% senior notes that mature in May 2024; (iv) $422 million of 3.125% senior notes that mature in March 2025 and (v) $180 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax-exempt bonds. As of March 31, 2024, we have classified $2.8 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $336 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2027, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Dollar Offered Rate (“CDOR”), respectively, plus a spread depending on WMI’s senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. As of March 31, 2024, we had no outstanding borrowings under this facility. We had $181 million of letters of credit issued and $750 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $2.6 billion as of March 31, 2024. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2024, we had $750 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of March 31, 2024, we had utilized $846 million of other uncommitted letter of credit lines, with terms maturing through December 2027.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended March 31, 2024, we made cash repayments of $4.5 billion, which were partially offset by $4.4 billion of cash borrowings (net of related discount on issuance).

Financing Leases and Other — The decrease in our financing leases and other debt obligations during the three months ended March 31, 2024 is due to $42 million of cash repayments at debt maturity, partially offset by an increase of $25 million primarily related to non-cash financing leases.

4.    Income Taxes

Our effective income tax rate was 18.6% and 23.6% for the three months ended March 31, 2024 and 2023, respectively. The decrease in our effective income tax rate when comparing the three months ended March 31, 2024 and 2023 was primarily driven by (i) an increase in federal tax credits and (ii) an increase in the excess tax benefits associated with equity-based compensation; partially offset by an increase in pre-tax income in the current period. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits

Renewable Natural Gas — Through our subsidiaries including our WM Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Sections 48 and 45Z of the Internal Revenue Code.

During the three months ended March 31, 2024 and 2023, we recognized a reduction in our income tax expense of $37 million and $2 million, respectively due to federal tax credits expected to be realized from our RNG investments.

Low-Income Housing — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2033 under Section 42 or Section 45D of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2024 and 2023, we recognized $20 million and $13 million of net losses, respectively, and a reduction in our income tax expense of $28 million and $22 million, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the three months ended March 31, 2024 and 2023, we recognized interest expense of $6 million and $4 million, respectively, associated with our investments in low-income housing properties. See Note 11 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation — During the three months ended March 31, 2024 and 2023, we recognized a reduction in our income tax expense of $21 million and $7 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2024	2023
Number of common shares outstanding at end of period	401.3	406.8
Effect of using weighted average common shares outstanding	0.4	0.6
Weighted average basic common shares outstanding	401.7	407.4
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.8	1.6
Weighted average diluted common shares outstanding	403.5	409.0
Potentially issuable shares	4.9	5.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.6	1.8

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

As of March 31, 2024, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 19 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $18 million higher than the $211 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2024. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2024, we had been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own were initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design has serious deficiencies. MIMC and IPC have engaged with the EPA and provided responses to the EPA letter. Due to increases in the estimated cost of the remedy, we recorded an additional $17 million liability for MIMC’s estimated potential share of such costs in 2023. As of March 31, 2024 and December 31, 2023, the recorded liability was $85 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. On March 27, 2024, the Court denied our motion to dismiss except as to one of our officers, and the case will proceed to discovery. We intend to vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of March 31, 2024 and December 31, 2023, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

7.    Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East Tier and West Tier, combined with certain “Other Ancillary” services that are not managed through the Tier segments, but that support our collection and disposal operations, form our Collection and Disposal businesses. We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(a)	Revenues	Operations(b)
2024
Collection and Disposal:
East Tier	$2,616	$(535)	$2,081	$654
West Tier	2,497	(504)	1,993	627
Other Ancillary	686	(44)	642	(2)
Collection and Disposal	5,799	(1,083)	4,716	1,279
Recycling Processing and Sales	436	(68)	368	19
WM Renewable Energy	70	(1)	69	21
Corporate and Other	12	(6)	6	(303)
Total	$6,317	$(1,158)	$5,159	$1,016

2023
Collection and Disposal:
East Tier	$2,561	$(516)	$2,045	$531
West Tier	2,392	(495)	1,897	531
Other Ancillary	625	(44)	581	2
Collection and Disposal	5,578	(1,055)	4,523	1,064
Recycling Processing and Sales	374	(80)	294	13
WM Renewable Energy	70	(1)	69	20
Corporate and Other	12	(6)	6	(272)
Total	$6,034	$(1,142)	$4,892	$825
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues	Revenues

2024
Commercial	$1,501	$(185)	$1,316
Industrial	934	(187)	747
Residential	876	(22)	854
Other collection	751	(53)	698
Total collection	4,062	(447)	3,615
Landfill	1,177	(385)	792
Transfer	560	(251)	309
Total Collection and Disposal	5,799	(1,083)	4,716
Recycling Processing and Sales	436	(68)	368
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,317	$(1,158)	$5,159

2023
Commercial	$1,412	$(161)	$1,251
Industrial	933	(177)	756
Residential	854	(25)	829
Other collection	689	(50)	639
Total collection	3,888	(413)	3,475
Landfill	1,150	(391)	759
Transfer	540	(251)	289
Total Collection and Disposal	5,578	(1,055)	4,523
Recycling Processing and Sales	374	(80)	294
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,034	$(1,142)	$4,892

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $0, $0 and $0, respectively	—	—	(24)	—	(24)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	—	1	—	—	1
Net current period other comprehensive income (loss)	—	1	(24)	—	(23)
Balance, March 31, 2024	$17	$9	$(92)	$6	$(60)

9.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In February 2024, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and initially received 1.0 million shares based on a stock price of $199.16, exclusive of the applicable 1% excise tax. The ASR agreement completed in April 2024 and we received 0.2 million additional shares based on a final weighted average price of $206.23.

As of March 31, 2024, the Company has authorization for $1.25 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

10.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2024	2023
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$221	$327
Equity securities	67	61
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	525	431
Total Assets	$813	$819
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

As of March 31, 2024 and December 31, 2023, the carrying value of our debt was $16.1 billion and $16.2 billion, respectively. The estimated fair value of our debt was approximately $15.1 billion and $15.6 billion as of March 31, 2024 and December 31, 2023, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2024 and December 31, 2023. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

11.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $438 million and $458 million as of March 31, 2024 and December 31, 2023, respectively. The debt balance related to our investments in low-income housing properties was $395 million and $408 million as of March 31, 2024 and December 31, 2023, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $107 million and $104 million as of March 31, 2024 and December 31, 2023, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $120 million and $119 million as of March 31, 2024 and December 31, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions; environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations; focus on, and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; inability to adapt and manage the benefits and risks of artificial intelligence; negative outcomes of litigation or governmental proceedings; and decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) business, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Our senior management evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customer will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant planned investments in our WM Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. We are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2023 Sustainability Report providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

Macroeconomic pressures continue, including sustained inflationary pressures and high interest rates, with geopolitical events causing further market disruptions. Inflation moderately improved from the high levels observed during the first half of 2023; however, inflation remained above typical levels during the first quarter of 2024. While supply chain activity has begun to normalize, risks persist related to higher operating costs, ongoing supply shortages, labor and transportation challenges and impacts from global events.

We continue to experience margin pressures from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. While still below prices seen at the beginning of 2022, recycling commodity prices began to improve in the fourth quarter of 2023 and continued to improve in the first quarter of 2024. While there may be short term fluctuations in our commodity-driven businesses as prices change, we continue to take proactive steps to adjust our business models to protect against the down-side risk of changes in commodity prices.

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

Current Quarter Financial Results

During the first quarter of 2024, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin. We remain diligent in offering a competitively profitable service that meets the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through paying a competitive market wage, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the first quarter of 2024, we allocated $668 million of available cash to capital expenditures and $557 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the first quarter include:

●	Revenues of $5,159 million, compared with $4,892 million in the prior year period, an increase of $267 million, or 5.5%. The increase is primarily attributable to higher yield in our Collection and Disposal businesses and

Recycling Processing and Sales segment, partially offset by, (i) decreased revenue from our energy surcharge program due to a decline in the price of fuel, particularly diesel, and (ii) lower industrial and residential collection volumes;
●	Operating expenses of $3,140 million, or 60.9% of revenues, compared with $3,086 million, or 63.1% of revenues, in the prior year period. The $54 million increase is primarily attributable to (i) commodity-driven business impacts from higher recycling rebates; (ii) an increase in volumes in our Strategic Business Solutions (“WMSBS”) business and (iii) inflationary pressures. These increases were offset in part by (i) lower fuel prices and (ii) improved operating efficiency, reduced repair and maintenance costs due to improved truck deliveries and cost control;
●	Selling, general and administrative expenses were $491 million, or 9.5% of revenues, compared with $476 million, or 9.7% of revenues, in the prior year period. The $15 million increase is primarily attributable to (i) increased labor costs from higher annual incentive compensation costs and annual wage increases and (ii) increased technology spend;
●	Income from operations was $1,016 million, or 19.7% of revenues, compared with $825 million, or 16.9% of revenues, in the prior year period. The increase in the current year earnings was primarily driven by revenue growth in our Collection and Disposal businesses partially offset by higher annual incentive compensation;
●	Net income attributable to Waste Management, Inc. was $708 million, or $1.75 per diluted share, compared with $533 million, or $1.30 per diluted share, in the prior year period. The primary drivers of the increase in net income are the increase in income from operations, discussed above and, to a lesser extent, a reduction in income tax expense of $37 million, or $0.09 per diluted share, associated with federal tax credits expected to be realized from our RNG investments. These increases were partially offset by higher interest expense and an increase in net losses of our unconsolidated entities.
●	Net cash provided by operating activities was $1,367 million compared with $1,044 million in the prior year period, with the increase driven by (i) higher earnings in our Collection and Disposal businesses and Recycling Processing and Sales segment, (ii) favorable changes in working capital, net of effects of acquisitions and divestitures, and (iii) lower incentive compensation payments. This increase was partially offset by higher cash interest payments; and
●	Free cash flow was $714 million compared with $395 million in the prior year period. The increase in free cash flow is attributable to the increase in net cash provided by operating activities discussed above. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the three months ended March 31 are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues

2024
Commercial	$1,501	$(185)	$1,316
Industrial	934	(187)	747
Residential	876	(22)	854
Other collection	751	(53)	698
Total collection	4,062	(447)	3,615
Landfill	1,177	(385)	792
Transfer	560	(251)	309
Total Collection and Disposal	5,799	(1,083)	4,716
Recycling Processing and Sales	436	(68)	368
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,317	$(1,158)	$5,159

2023
Commercial	$1,412	$(161)	$1,251
Industrial	933	(177)	756
Residential	854	(25)	829
Other collection	689	(50)	639
Total collection	3,888	(413)	3,475
Landfill	1,150	(391)	759
Transfer	540	(251)	289
Total Collection and Disposal	5,578	(1,055)	4,523
Recycling Processing and Sales	374	(80)	294
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,034	$(1,142)	$4,892

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$218	5.1%
Recycling Processing and Sales and WM Renewable Energy (c)	60	15.7
Energy surcharge and mandated fees (d)	(28)	(11.3)
Total average yield (e)			$250	5.1%
Volume (f)			(1)	—
Internal revenue growth			249	5.1
Acquisitions			19	0.4
Divestitures			(1)	—
Foreign currency translation			—	—
Total			$267	5.5%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	Our energy surcharge was revised in the second quarter of 2023 to incorporate market prices for both diesel and compressed natural gas (“CNG”).
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.
(f)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2024 vs. 2023
		As a % of
		Related
	Amount	Business
Commercial	$86	6.8%
Industrial	49	5.8
Residential	51	6.4
Total collection	186	6.1
Landfill	17	2.4
Transfer	15	5.5
Total Collection and Disposal	$218	5.1%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital needs of our business. We are also continuing to focus on price increases in our disposal business with our municipal solid waste business experiencing average yield of 4.6% for the first quarter of 2024.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield increased $58 million in the first quarter of 2024 as compared with prior year period. During the first quarter of 2024, average market prices for single-stream recycled commodities were up 57% as compared with the prior year period. Yield from the WM Renewable Energy segment was essentially flat with increases in Renewable Identification Numbers (“RINs”) values largely offset by a decrease in market prices for power. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees, which include our energy surcharge program and other mandated fees, decreased $28 million for the first quarter of 2024, as compared with the prior year period. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues in the first quarter of 2024 is primarily due to a decline of approximately 10% in market prices for diesel fuel as compared to the prior year period. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the first quarter of 2024, as compared with the prior year period.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) decreased $1 million for the first quarter of 2024 as compared with the prior year period. Special waste volumes at our landfills continue to be strong primarily due to higher contributions from event-driven projects. In addition, our WMSBS business volumes grew as a result of our continued focus on a differentiated service model for national accounts customers. However, these increases have been offset by a decline in our industrial collection volumes primarily due to lower contributions from temporary business as well as our intentional shedding of low-margin residential collection volumes. Furthermore, our construction and demolition landfill volumes have declined on a year-over-year basis due to the impact of clean-up efforts in our East Tier from Hurricane Ian in the prior year.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2024		2023
Labor and related benefits	$893	17.3%	$914	18.7%
Transfer and disposal costs	315	6.1	307	6.3
Maintenance and repairs	489	9.5	491	10.0
Subcontractor costs	536	10.4	509	10.4
Cost of goods sold	228	4.4	185	3.8
Fuel	112	2.2	139	2.8
Disposal and franchise fees and taxes	172	3.3	170	3.5
Landfill operating costs	129	2.5	117	2.4
Risk management	77	1.5	73	1.5
Other	189	3.7	181	3.7
	$3,140	60.9%	$3,086	63.1%

Our operating expenses for the first quarter of 2024 increased, as compared with the first quarter of 2023, primarily due to (i) commodity-driven business impacts from higher recycling rebates reflected in costs of goods sold; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses and (iii) inflationary pressures which have moderately declined from the high levels observed during the first half of 2023. These increases were offset, in part, by (i) commodity-driven business impacts from lower fuel prices and (ii) improved operating efficiency and cost control initiatives in our Collection and Disposal businesses, as reflected in lower labor and benefits and maintenance and repairs costs as compared with the first quarter of 2023. Although our operating expenses increased overall, efficiency gains, improved turnover, and momentum in truck deliveries combined with the benefit of price increases positioned us to significantly reduce our operating expenses as a percentage of revenue when compared with prior period.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs was largely driven by efficiency improvements in the Collection and Disposal businesses as demonstrated by (i) lower headcount; (ii) decreased overtime and (iii) a significant reduction in training hours. Improved driver retention was an important contributing factor to accomplish this result. The efficiency and turnover driven decreases in costs were offset, in part, by annual employee wage increases.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers offset, in part, by decreases in industrial and residential collection volumes.

Maintenance and Repairs — The slight decrease in maintenance and repairs costs was largely driven by an improvement in new truck deliveries, which lowered average fleet age and reduced demand for third-party services, parts and supplies.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses and (ii) continued inflationary cost increases, particularly labor costs from third-party haulers. These increases were offset, in part, by the impact of lower fuel prices on third-party subcontracted hauling and services as compared with the first quarter of 2023.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by a 57% increase in recycling commodity prices compared to the prior year period.

Fuel — The decrease in fuel costs was primarily due to a decrease of approximately 10% in market prices for diesel fuel.

Disposal and Franchise Fees and Taxes — The slight increase in disposal and franchise fees and taxes was primarily driven by higher franchise and host community fees paid to certain municipalities where we operate.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to (i) certain adjustments to our environmental remediation reserve during the first quarter of 2024, and (ii) higher costs across our landfills for leachate collection and treatment.

Risk Management — Risk management costs increased during the first quarter of 2024 as compared with the first quarter of 2023 primarily due to expected increases in premiums for property coverage.

Other — Other operating cost increases were primarily due to a favorable litigation settlement during the first quarter of 2023, which reduced our expense, and an increase in property taxes. These increases were offset, in part, by (i) lower equipment rental costs attributable, in part, to improved truck deliveries in late 2023 and early 2024 and (ii) security costs during the first quarter of 2023 attributable to a labor dispute which did not recur in 2024.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2024		2023
Labor and related benefits	$321	6.2%	$312	6.4%
Professional fees	47	0.9	50	1.0
Provision for bad debts	10	0.2	9	0.2
Other	113	2.2	105	2.1
	$491	9.5%	$476	9.7%

Selling, general and administrative expenses have increased primarily due to (i) increased labor costs from higher annual incentive compensation costs and annual wage increases and (ii) increased technology spend. Although our costs increased, the significant revenue increases positioned us to reduce our overall selling, general and administrative expenses as a percentage of revenue when compared with the prior period.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) higher annual incentive compensation costs and (ii) annual employee wage increases. These increases were partially offset by a reduction in the hourly workforce as we have leveraged automation and technology to address attrition, particularly in our customer experience function.

Professional Fees —The decrease in professional fees was primarily attributable to reduced expenses in connection with investments in our digital platform, as certain strategic projects have now been implemented.

Other — The increase in other expenses was primarily related to increased spend across multiple cost categories such as computers, travel, and other support costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2024		2023
Depreciation of tangible property and equipment	$308	6.0%	$293	6.0%
Depletion of landfill airspace	176	3.4	178	3.6
Amortization of intangible assets	30	0.6	34	0.7
	$514	10.0%	$505	10.3%

The increase in depreciation of tangible property and equipment during the first quarter of 2024, as compared with the first quarter of 2023, was primarily driven by additional depreciation due to investments in capital assets to service our customers, such as trucks, machinery and equipment, and containers. The decrease in depletion of landfill airspace during the first quarter of 2024, as compared with the first quarter of 2023, was driven by the closure of a previously reopened landfill in our East Tier. The decrease in amortization of intangible assets during the first quarter of 2024, as compared with the first quarter of 2023, was primarily driven by the amortization of acquired intangible assets.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2024	2023	Change
Collection and Disposal:
East Tier	$654	$531	$123	23.2%
West Tier	627	531	96	18.1
Other Ancillary	(2)	2	(4)	*
Collection and Disposal	1,279	1,064	215	20.2
Recycling Processing and Sales	19	13	6	46.2
WM Renewable Energy	21	20	1	5.0
Corporate and Other	(303)	(272)	(31)	11.4
Total (a)	$1,016	$825	$191	23.2%
Percentage of revenues	19.7%	16.9%

* Percentage change does not provide a meaningful comparison.

(a)	From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results.

The significant items affecting income from operations for our segments during the first quarter of 2024, as compared with the prior year period, are summarized below:

Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to intentional efforts to improve the efficiency and operating costs incurred to serve our customers. Revenue growth from price increases, which translate into increased yield or average unit price, also contributed to the increase in income from operations. These increases were partially offset by (i) increased subcontractor costs within our WMSBS business which relies more extensively on subcontracted hauling and services than other parts of our Collection and Disposal businesses and (ii) a decline in industrial collection volumes primarily due to lower contributions from temporary businesses as well as our intentional efforts to reduce unprofitable residential collection volumes.

Recycling Processing and Sales — The increase in income from operations in Recycling Processing and Sales was primarily driven by an increase in the price for recycled commodities compared to the prior year.

WM Renewable Energy — The increase in income from operations in WM Renewable Energy was primarily driven by (i) increased revenue due to higher RINs pricing and (ii) a reduction in professional fees.

Corporate and Other — The decrease in income from operations was primarily driven by (i) higher annual incentive compensation and (ii) certain adjustments to our environmental remediation reserve during the first quarter of 2024. The decrease was partially offset by a decrease in health and welfare costs attributable to a headcount driven decline in plan participants.

Interest Expense, Net

Our interest expense, net was $130 million and $120 million during the three months ended March 31, 2024 and 2023, respectively. The increase is primarily related to an increase in our weighted average borrowing rate of approximately 15 basis points.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $19 million and $11 million during the three months ended March 31, 2024 and 2023, respectively. The losses for each period were primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments which are discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense and effective income tax rates were $162 million, or 18.6%, and $164 million, or 23.6%, for the three months ended March 31, 2024 and 2023, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

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

With respect to the investment tax credit, as expanded by the IRA, we expect the cumulative benefit to be between $250 million and $350 million, a large portion of which is anticipated to be realized in 2024 through 2026. The Company projects a full year investment tax credit benefit of approximately $145 million, which is derived from the projected completion of five new RNG facilities by the end of 2024. The amount of the projected investment tax credit benefit for 2024 is based on a number of estimates and assumptions, including the timing of project completion and interpretation of the IRA.

Recently, however, the IRS issued proposed regulations applicable to the investment tax credits that could call into question our ability to realize some, or all, of this tax benefit, which would negatively impact financial expectations in connection with our significant planned and ongoing investments in sustainability growth projects in our WM Renewable

Energy segment. The proposed regulations provide a public comment period to allow taxpayers to provide input prior to the issuance of final regulations. In coordination with other members of the RNG industry, we are actively using this public comment period to work with external advisors, the U.S. Congress, the current federal administration, and other biogas sector stakeholders to encourage the Treasury Department to further refine its analysis prior to publication of final regulations that more accurately reflect the express language and legislative intent of the statute with respect to the investment tax credit. However, there is no guarantee that such efforts will be successful. We expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$322	$458
Restricted funds:
Insurance reserves	$492	$376
Final capping, closure, post-closure and environmental remediation funds	120	119
Other	2	17
Total restricted funds (a)	$614	$512
Debt:
Current portion	$336	$334
Long-term portion	15,762	15,895
Total debt	$16,098	$16,229
(a)	As of March 31, 2024 and December 31, 2023, $90 million of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2024, we had approximately $3.1 billion of debt maturing within the next 12 months, including (i) $750 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $156 million of 3.5% senior notes that mature in May 2024; (iv) $422 million of 3.125% senior notes that mature in March 2025 and (v) $180 million of other debt with scheduled maturities within the next 12 months, including $60 million of tax-exempt bonds. As of March 31, 2024, we have classified $2.8 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $336 million of debt maturing in the next 12 months is classified as current obligations.

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

	March 31, 2024	December 31, 2023
Balance Sheet Information:
Current assets	$162	$276
Noncurrent assets	12	25
Current liabilities	300	336
Noncurrent liabilities:
Advances due to affiliates	21,847	21,228
Other noncurrent liabilities	13,694	13,798

Three Months Ended
March 31, 2024
Income Statement Information:
Revenue	$—
Operating income	(134)
Net loss	(99)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2024	2023
Net cash provided by operating activities	$1,367	$1,044
Net cash used in investing activities	$(755)	$(778)
Net cash used in financing activities	$(737)	$(319)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $323 million for the three months ended March 31, 2024, as compared with the prior year period, driven by (i) higher earnings in our Collection and Disposal businesses and Recycling Processing and Sales segment, (ii) favorable changes in working capital, net of effects of acquisitions and divestitures, and (iii) lower annual incentive compensation payments. This increase was partially offset by higher cash interest payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2024 and 2023 are summarized below:

●	Capital Expenditures — We used $668 million and $660 million for capital expenditures during the three months ended March 31, 2024 and 2023, respectively. The increase in capital spending is primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2024 and 2023, we used $90 million and $85 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2024 and 2023 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the three months ended March 31 (in millions):

	2024	2023
Borrowings:
Commercial paper	$4,412	$5,643
Senior notes	—	1,242
	$4,412	$6,885
Repayments:
Commercial paper	$(4,528)	$(6,520)
Other debt	(42)	(28)
	$(4,570)	$(6,548)
Net cash borrowings (repayments)	$(158)	$337

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the three months ended March 31, 2024 and 2023, we used $250 million and $350 million, respectively, to repurchase shares of our common stock under accelerated share repurchase agreements. See Note 9 to the Condensed Consolidated Financial Statements for additional information.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $307 million and $289 million during the three months ended March 31, 2024 and 2023, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.70 in 2023 to $0.75 in 2024.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2024	2023
Net cash provided by operating activities	$1,367	$1,044
Capital expenditures to support the business	(502)	(504)
Capital expenditures - sustainability growth investments (a)	(166)	(156)
Total capital expenditures	(668)	(660)
Proceeds from divestitures of businesses and other assets, net of cash divested	15	11
Free cash flow	$714	$395

(a)

These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Inflation

Macroeconomic pressures continue, including sustained inflationary pressures and high interest rates, with geopolitical events causing further market disruptions. Inflation moderately declined from the high levels observed during the first half of 2023; however, inflation remained above typical levels during the first quarter of 2024. While supply chain activity has begun to normalize, risks persist related to higher operating costs, ongoing supply shortages, labor and transportation challenges and impacts from global events. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2024 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2024. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2024 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(a)
January 1 — 31	—	$—	—	$1.5 billion
February 1 — 29 (b)	1.2	$194.80	1.2	$1.25 billion
March 1 — 31	—	$—	—	$1.25 billion	(c)
Total	1.2	$194.80	1.2

(a)	In the table above and footnotes below, the average price paid per share, total repurchase costs and approximate maximum dollar value of shares that may yet be purchased under the plans or programs exclude the 1% excise tax.
(b)	In October 2023, we executed an accelerated share repurchase (“ASR”) agreement to repurchase $300 million of our common stock. At the beginning of the repurchase period, we delivered $300 million in cash and initially received 1.5 million shares based on a stock price of $161.38. The ASR agreement completed in February 2024, at which time we received 0.2 million additional shares based on a final weighted average price of $175.29.

In February 2024, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and initially received 1.0 million shares based on a stock price of $199.16. The ASR agreement completed in April 2024, and we received 0.2 million additional shares based on a final weighted average price of $206.23.

The average price per share reported in the table reflects the weighted average price of (i) the final share delivery from the October 2023 ASR, which was made in February 2024, and (ii) the initial share delivery of the February 2024 ASR.

(c)	As of March 31, 2024, the Company has authorization for $1.25 billion of future share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On February 20, 2024, James C. Fish, Jr., President, Chief Executive Officer and member of our Board of Directors, adopted a written net share settlement instruction, which provided that automatically upon the vesting of 32,850 stock options on February 23, 2024, the Company would exercise the options and withhold shares of common stock necessary to cover tax requirements and the exercise price. All remaining shares of common stock resulting from the option exercise after the net share settlement process were delivered to Mr. Fish. The net share settlement instruction was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On March 2, 2024, Mr. Fish adopted a stock trading plan (the “Fish Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fish Trading Plan will commence on June 3, 2024 and will automatically terminate on the earlier of June 3, 2025 and the completion of all of the contemplated transactions set forth therein. The Fish Trading Plan provides for the potential sale of up to 86,209 shares of our common stock upon our common stock reaching specified market prices.

On March 6, 2024, Mr. Michael J. Watson, Senior Vice President and Chief Customer Officer, adopted a stock trading plan (the “Watson Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Watson Trading Plan will commence on June 6, 2024 and will automatically terminate on the earlier of October 31, 2024 and the completion of all of the contemplated stock sales set forth therein. The Watson Trading Plan provides for the potential sale of up to 8,708 shares of our common stock upon our common stock reaching specified market prices.

On March 7, 2024, Mr. Charles C. Boettcher, Executive Vice President, Corporate Development and Chief Legal Officer, adopted a stock trading plan (the “Boettcher Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Boettcher Trading Plan will commence on June 5, 2024 and will automatically terminate on the earlier of October 30, 2024 and the completion of all of the contemplated transactions set forth therein. The Boettcher Trading Plan provides for the potential cashless exercise of 10,639 vested stock options, upon our common stock reaching specified market prices, pursuant to which the Company would withhold shares of common stock necessary to cover tax requirements and the exercise price. All remaining shares of common stock resulting from the option exercise after the net share settlement process will be delivered to Mr. Boettcher.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2024 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2024].

10.2	Form of 2024 Executive Officer Annual Incentive Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 6, 2024].

10.3*	Form of 2024 Long Term Incentive Compensation Award Agreement for Leadership Tier (Chief Accounting Officer).

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: April 25, 2024