Form 10-Q
period 2024-06-30
WASTE MANAGEMENT INC
filed 2024-07-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2024 was 401,314,827 (excluding treasury shares of 228,967,634).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172	$458
Accounts receivable, net of allowance for doubtful accounts of $29 and $30, respectively	2,728	2,633
Other receivables, net of allowance for doubtful accounts of $4 and $4, respectively	252	237
Parts and supplies	183	173
Other current assets	1,104	303
Total current assets	4,439	3,804
Property and equipment, net of accumulated depreciation and depletion of $23,310 and $22,826, respectively	17,420	16,968
Goodwill	9,363	9,254
Other intangible assets, net	753	759
Restricted funds	465	422
Investments in unconsolidated entities	552	606
Other long-term assets	1,007	1,010
Total assets	$33,999	$32,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,785	$1,709
Accrued liabilities	1,525	1,605
Deferred revenues	584	578
Current portion of long-term debt	242	334
Total current liabilities	4,136	4,226
Long-term debt, less current portion	16,501	15,895
Deferred income taxes	1,826	1,826
Landfill and environmental remediation liabilities	2,936	2,888
Other long-term liabilities	1,149	1,092
Total liabilities	26,548	25,927
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,433	5,351
Retained earnings	15,104	14,334
Accumulated other comprehensive (loss) income	(73)	(37)
Treasury stock at cost, 229,183,391 and 228,827,218 shares, respectively	(13,013)	(12,751)
Total Waste Management, Inc. stockholders’ equity	7,457	6,903
Noncontrolling interests	(6)	(7)
Total equity	7,451	6,896
Total liabilities and equity	$33,999	$32,823

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating revenues	$5,402	$5,119	$10,561	$10,011
Costs and expenses:
Operating	3,291	3,186	6,431	6,272
Selling, general and administrative	501	467	992	943
Depreciation, depletion and amortization	543	521	1,057	1,026
Restructuring	—	1	—	4
(Gain) loss from divestitures, asset impairments and unusual items, net	58	—	56	(3)
	4,393	4,175	8,536	8,242
Income from operations	1,009	944	2,025	1,769
Other income (expense):
Interest expense, net	(136)	(125)	(266)	(245)
Equity in net income (losses) of unconsolidated entities	22	(12)	3	(23)
Other, net	(1)	2	1	4
	(115)	(135)	(262)	(264)
Income before income taxes	894	809	1,763	1,505
Income tax expense	214	196	376	360
Consolidated net income	680	613	1,387	1,145
Less: Net income (loss) attributable to noncontrolling interests	—	(2)	(1)	(3)
Net income attributable to Waste Management, Inc.	$680	$615	$1,388	$1,148
Basic earnings per common share	$1.70	$1.52	$3.46	$2.82
Diluted earnings per common share	$1.69	$1.51	$3.44	$2.81

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated net income	$680	$613	$1,387	$1,145
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(1)	6	(1)	11
Available-for-sale securities, net	(1)	—	—	5
Foreign currency translation adjustments	(10)	20	(34)	22
Post-retirement benefit obligations, net	(1)	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(13)	25	(36)	37
Comprehensive income	667	638	1,351	1,182
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(2)	(1)	(3)
Comprehensive income attributable to Waste Management, Inc.	$667	$640	$1,352	$1,185

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$1,387	$1,145
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,057	1,026
Deferred income tax expense (benefit)	14	31
Interest accretion on landfill and environmental remediation liabilities	66	65
Provision for bad debts	26	20
Equity-based compensation expense	57	47
Net gain on disposal of assets	(50)	(20)
(Gain) loss from divestitures, asset impairments and other, net	56	(3)
Equity in net (income) losses of unconsolidated entities, net of dividends	(3)	23
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(127)	(105)
Other current assets	(30)	(29)
Other assets	63	43
Accounts payable and accrued liabilities	85	(22)
Deferred revenues and other liabilities	(80)	(147)
Net cash provided by operating activities	2,521	2,074
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(243)	(118)
Capital expenditures	(1,335)	(1,180)
Proceeds from divestitures of businesses and other assets, net of cash divested	58	46
Other, net	(839)	(87)
Net cash used in investing activities	(2,359)	(1,339)
Cash flows from financing activities:
New borrowings	9,180	11,356
Debt repayments	(8,752)	(11,074)
Common stock repurchase program	(262)	(620)
Cash dividends	(608)	(572)
Exercise of common stock options	36	25
Tax payments associated with equity-based compensation transactions	(48)	(28)
Other, net	(10)	(6)
Net cash used in financing activities	(464)	(919)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	2
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(306)	(182)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	552	445
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$246	$263

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$172	$144
Restricted cash and cash equivalents included in other current assets	4	43
Restricted cash and cash equivalents included in restricted funds	70	76
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$246	$263

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Three Months Ended June 30:
2024
Balance, March 31, 2024	$7,078	630,282	$6	$5,352	$14,738	$(60)	(228,980)	$(12,954)	$(4)
Consolidated net income	680	—	—	—	680	—	—	—	—
Other comprehensive income (loss), net of tax	(13)	—	—	—	—	(13)	—	—	—
Cash dividends declared of $0.75 per common share	(301)	—	—	—	(301)	—	—	—	—
Equity-based compensation transactions, net	31	—	—	29	(1)	—	62	3	—
Common stock repurchase program	(12)	—	—	50	—	—	(266)	(62)	—
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Other, net	—	—	—	2	—	—	1	—	(2)
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)

2023
Balance, March 31, 2023	$6,808	630,282	$6	$5,244	$13,414	$(57)	(223,491)	$(11,813)	$14
Consolidated net income	613	—	—	—	615	—	—	—	(2)
Other comprehensive income (loss), net of tax	25	—	—	—	—	25	—	—	—
Cash dividends declared of $0.70 per common share	(283)	—	—	—	(283)	—	—	—	—
Equity-based compensation transactions, net	33	—	—	27	(2)	—	157	8	—
Common stock repurchase program	(275)	—	—	70	—	—	(2,074)	(345)	—
Other, net	7	—	—	—	—	—	1	—	7
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Six Months Ended June 30:
2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	1,387	—	—	—	1,388	—	—	—	(1)
Other comprehensive income (loss), net of tax	(36)	—	—	—	—	(36)	—	—	—
Cash dividends declared of $1.50 per common share	(608)	—	—	—	(608)	—	—	—	—
Equity-based compensation transactions, net	82	—	—	17	2	—	1,137	63	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Adoption of new accounting standard	(12)				(12)
Other, net	7	—	—	5	—	—	1	—	2
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)

2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	1,145	—	—	—	1,148	—	—	—	(3)
Other comprehensive income (loss), net of tax	37	—	—	—	—	37	—	—	—
Cash dividends declared of $1.40 per common share	(572)	—	—	—	(572)	—	—	—	—
Equity-based compensation transactions, net	75	—	—	27	1	—	923	47	—
Common stock repurchase program	(628)	—	—	—	—	—	(3,936)	(628)	—
Other, net	7	—	—	—	—	—	2	—	7
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19

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

The Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, we had $217 million and $207 million, respectively, of deferred contract costs, of which $151 million and $148 million, respectively, were related to deferred sales incentives.

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

Other Current Assets

As of June 30, 2024, other current assets included $778 million of investments in certain WM tax-exempt bonds. We purchased these bonds because they were subject to mandatory scheduled remarketings during a period of time that we determined that we were unable to remarket the bonds to third-party investors because we were in possession of material non-public information about the pending announcement of our planned acquisition of Stericycle, Inc. (“Stericycle”). These investments are classified as current because we have the intent and ability to remarket the bonds within the next twelve months. The related tax-exempt debt is included in our Condensed Consolidated Balance Sheet as of June 30, 2024 as a component of long-term debt. In July 2024 we received $349 million from the successful remarketing of these tax-exempt bonds and expect to successfully remarket the remaining bonds held within the third quarter of 2024.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our Condensed Consolidated Financial Statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2024			December 31, 2023
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$144	$31	$175	$143	$31	$174
Long-term	2,759	177	2,936	2,710	178	2,888
	$2,903	$208	$3,111	$2,853	$209	$3,062

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2024 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2023	$2,853	$209
Obligations incurred and capitalized	43	—
Obligations settled	(58)	(11)
Interest accretion	66	—
Revisions in estimates	1	10
Acquisitions, divestitures and other adjustments	(2)	—
June 30, 2024	$2,903	$208

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2024:

	June 30,	December 31,
	2024	2023
Commercial paper program (weighted average interest rate of 5.5% as of June 30, 2024 and 5.6% as of December 31, 2023)	$1,565	$860
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.7% as of June 30, 2024 and December 31, 2023)	11,220	11,376
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	366	378
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.55% to 5.0% (weighted average interest rate of 3.3% as of June 30, 2024 and December 31, 2023)	2,853	2,883
Financing leases and other, maturing through 2082 (weighted average interest rate of 5.0% as of June 30, 2024 and December 31, 2023) (a)	856	855
Debt issuance costs, discounts and other	(117)	(123)
	16,743	16,229
Current portion of long-term debt	242	334
Long-term debt, less current portion	$16,501	$15,895
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of June 30, 2024, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $1.6 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $422 million of 3.125% senior notes that mature in March 2025 and (iv) $167 million of other debt with scheduled maturities within the next 12 months, including $30 million of tax-exempt bonds. As of June 30, 2024, we have classified $3.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) and our issuance of $1.5 billion of senior notes in July 2024, the proceeds of which were used primarily to reduce outstanding borrowings under our commercial paper program. The remaining $242 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — In May 2024, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility, extending the term through May 2029. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings, a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of June 30, 2024, we had no outstanding borrowings under this facility. We had $180 million of letters of credit issued and $1.6 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $1.7 billion as of June 30, 2024.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2024, we had $1.6 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program. In July 2024, we issued $1.5 billion of new senior notes and used the proceeds primarily to repay outstanding commercial paper borrowings.

Other Letter of Credit Lines — As of June 30, 2024, we had utilized $846 million of other uncommitted letter of credit lines with terms maturing through December 2027.

Debt Borrowings and Repayments

Commercial Paper Program — During the six months ended June 30, 2024, we made cash repayments of $8.5 billion, which were more than offset by $9.2 billion of cash borrowings (net of related discount on issuance).

Senior Notes — During the six months ended June 30, 2024, we repaid $156 million of WMI’s 3.5% senior notes upon maturity in May 2024.

4.    Income Taxes

Our effective income tax rate was 23.9% and 21.3% for the three and six months ended June 30, 2024, respectively, compared with 24.2% and 23.9% for the three and six months ended June 30, 2023, respectively. The decrease in our effective income tax rate when comparing the three and six months ended June 30, 2024 and 2023 was primarily driven by an increase in federal tax credits; partially offset by (i) the impacts of adopting Accounting Standards Update (“ASU”) 2023-02 and (ii) an increase in pre-tax income in the current period. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits

Renewable Natural Gas — Through our subsidiaries, including our WM Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Sections 48 and 45Z of the Internal Revenue Code.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2024, we recognized a reduction in our income tax expense of $37 million and $74 million, respectively, due to federal tax credits expected to be realized from our RNG investments compared with $2 million and $4 million, respectively, for the comparable prior year periods.

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

As a result of adopting ASU 2023-02, we amortize our investments in these entities using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Condensed Consolidated Statements of Operations. Prior to fiscal year 2024, we accounted for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net income (losses) of unconsolidated entities, within our Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2024, we recognized additional income tax expense of $37 million related to amortization under ASU 2023-02 and a reduction in our income tax expense primarily due to federal tax credits of $22 million and $50 million, respectively. In addition, during the three and six months ended June 30, 2024, we recognized interest expense of $5 million and $11 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

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

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of common shares outstanding at end of period	401.1	404.9	401.1	404.9
Effect of using weighted average common shares outstanding	0.2	1.0	0.4	2.5
Weighted average basic common shares outstanding	401.3	405.9	401.5	407.4
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	1.8	1.8	1.7
Weighted average diluted common shares outstanding	403.2	407.7	403.3	409.1
Potentially issuable shares	4.9	5.4	4.9	5.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.2	1.3	1.3	1.7

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

As of June 30, 2024, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 19 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $18 million higher than the $208 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2024. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2024, we had been notified by the government that we are a PRP in connection with 73 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 73 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design has serious deficiencies. MIMC and IPC subsequently engaged with the EPA and provided responses to the EPA letter. In the second quarter of 2024, the EPA provided a

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

response that, while the parties had not remedied all concerns from its letter, the parties had sufficiently demonstrated a path forward and were given additional time to submit a full remedial design. As of June 30, 2024 and December 31, 2023, the recorded liability for MIMC’s estimated potential share of costs for the remedy was approximately $85 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. The case is currently in the discovery phase, and we intend to vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WMI’s charter and bylaws provide that WMI shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of June 30, 2024 and December 31, 2023, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2023 and 2024 tax years and expect the audits to be completed within the next 18 months. We are also currently undergoing audits by the Canada Revenue Agency for the 2021 tax year and various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

7.    Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our business through four reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales and (iv) WM Renewable Energy. Our East and West Tier, along with Other Ancillary services not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our four reportable segments, which are presented as Corporate and Other.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(a)	Revenues	Operations(b)
Three Months Ended June 30:
2024
Collection and Disposal:
East Tier	$2,751	$(573)	$2,178	$692
West Tier	2,616	(540)	2,076	674
Other Ancillary	713	(45)	668	(7)
Collection and Disposal	6,080	(1,158)	4,922	1,359
Recycling Processing and Sales	475	(70)	405	29
WM Renewable Energy	70	(1)	69	18
Corporate and Other	12	(6)	6	(397)
Total	$6,637	$(1,235)	$5,402	$1,009

2023
Collection and Disposal:
East Tier	$2,673	$(550)	$2,123	$599
West Tier	2,512	(524)	1,988	576
Other Ancillary	672	(49)	623	(2)
Collection and Disposal	5,857	(1,123)	4,734	1,173
Recycling Processing and Sales	394	(78)	316	24
WM Renewable Energy	63	(1)	62	14
Corporate and Other	14	(7)	7	(267)
Total	$6,328	$(1,209)	$5,119	$944

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(a)	Revenues	Operations(b)
Six Months Ended June 30:
2024
Collection and Disposal:
East Tier	$5,367	$(1,108)	$4,259	$1,346
West Tier	5,113	(1,044)	4,069	1,301
Other Ancillary	1,399	(89)	1,310	(9)
Collection and Disposal	11,879	(2,241)	9,638	2,638
Recycling Processing and Sales	911	(138)	773	48
WM Renewable Energy	140	(2)	138	39
Corporate and Other	24	(12)	12	(700)
Total	$12,954	$(2,393)	$10,561	$2,025

2023
Collection and Disposal:
East Tier	$5,234	$(1,066)	$4,168	$1,130
West Tier	4,904	(1,019)	3,885	1,107
Other Ancillary	1,297	(93)	1,204	—
Collection and Disposal	11,435	(2,178)	9,257	2,237
Recycling Processing and Sales	768	(158)	610	37
WM Renewable Energy	133	(2)	131	34
Corporate and Other	26	(13)	13	(539)
Total	$12,362	$(2,351)	$10,011	$1,769
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended June 30:
2024
Commercial	$1,526	$(196)	$1,330
Industrial	978	(199)	779
Residential	886	(23)	863
Other collection	781	(52)	729
Total collection	4,171	(470)	3,701
Landfill	1,291	(418)	873
Transfer	618	(270)	348
Total Collection and Disposal	6,080	(1,158)	4,922
Recycling Processing and Sales	475	(70)	405
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,637	$(1,235)	$5,402

2023
Commercial	$1,424	$(168)	$1,256
Industrial	974	(192)	782
Residential	866	(25)	841
Other collection	745	(56)	689
Total collection	4,009	(441)	3,568
Landfill	1,263	(417)	846
Transfer	585	(265)	320
Total Collection and Disposal	5,857	(1,123)	4,734
Recycling Processing and Sales	394	(78)	316
WM Renewable Energy	63	(1)	62
Corporate and Other	14	(7)	7
Total	$6,328	$(1,209)	$5,119

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues	Revenues
Six Months Ended June 30:
2024
Commercial	$3,027	$(381)	$2,646
Industrial	1,912	(386)	1,526
Residential	1,762	(45)	1,717
Other collection	1,532	(105)	1,427
Total collection	8,233	(917)	7,316
Landfill	2,468	(803)	1,665
Transfer	1,178	(521)	657
Total Collection and Disposal	11,879	(2,241)	9,638
Recycling Processing and Sales	911	(138)	773
WM Renewable Energy	140	(2)	138
Corporate and Other	24	(12)	12
Total	$12,954	$(2,393)	$10,561

2023
Commercial	$2,836	$(329)	$2,507
Industrial	1,907	(369)	1,538
Residential	1,720	(50)	1,670
Other collection	1,434	(106)	1,328
Total collection	7,897	(854)	7,043
Landfill	2,413	(808)	1,605
Transfer	1,125	(516)	609
Total Collection and Disposal	11,435	(2,178)	9,257
Recycling Processing and Sales	768	(158)	610
WM Renewable Energy	133	(2)	131
Corporate and Other	26	(13)	13
Total	$12,362	$(2,351)	$10,011

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Acquisitions

During the six months ended June 30, 2024, we completed solid waste and recycling acquisitions primarily in Florida, North Carolina, and Arizona with total consideration of $240 million, which included $234 million in cash paid and $6 million of other consideration, specifically purchase price holdbacks. In addition, we paid $16 million of holdbacks, primarily related to prior year acquisitions.

Total consideration for our 2024 acquisitions was primarily allocated to $57 million of property and equipment, $57 million of other intangible assets, primarily customer relationships, and $127 million of goodwill. We remain in the measurement period for most of our acquisitions, and adjustments to our preliminary purchase price allocation may occur. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible.

Pending Acquisition of Stericycle

On June 3, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion when including approximately $1.4 billion of Stericycle’s net debt. Stericycle is a U.S. based leading provider of compliance-based solutions for regulated waste, including medical waste, and secure information destruction. Stericycle serves customers in North America and Europe.

We expect the Stericycle acquisition to close as early as the fourth quarter of 2024, and we intend to finance the Stericycle acquisition through a combination of bank debt and proceeds from the issuance of senior notes. See Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for information about certain risks and uncertainties related to the Stericycle acquisition.

9.    (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2024 primarily relates to a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business. This charge is reflected in our Corporate and Other measures within our segment reporting. (Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2023 were not material.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $0, $0 and $0, respectively	—	—	(34)		(34)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	(1)	—	—	(1)	(2)
Net current period other comprehensive income (loss)	(1)	—	(34)	(1)	(36)
Balance, June 30, 2024	$16	$8	$(102)	$5	$(73)

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In February 2024, we repurchased 0.2 million shares of our common stock through an October 2023 Accelerated Share Repurchase (“ASR”) agreement that completed in February 2024, based on a final weighted average price of $175.29. Also in February 2024, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million cash and initially received 1 million shares based on a stock price of $199.16, exclusive of the applicable 1% excise tax. The ASR agreement completed in April 2024 and we received 0.2 million additional shares based on a final weighted average price of $206.23.

In the second quarter of 2024 we repurchased 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $12 million, inclusive of per-share commissions, at a weighted average price of $209.20.

As of June 30, 2024, the Company has authorization for $1,238 million of future share repurchases. As a result of the planned Stericycle acquisition discussed in Note 8, the Company previously announced that it has temporarily suspended share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined at management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2024	2023
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$37	$327
Equity securities	68	61
Debt securities (a)	778	—
Significant other observable inputs (Level 2):
Available-for-sale securities (b)	496	431
Total Assets	$1,379	$819
(a)	Includes $778 million of investments in certain WM tax-exempt bonds as discussed further in Note 1.
(b)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

See Note 9 for information related to our nonrecurring fair value measurements.

Fair Value of Debt

As of June 30, 2024 and December 31, 2023, the carrying value of our debt was $16.7 billion and $16.2 billion, respectively. The estimated fair value of our debt was approximately $15.6 billion as of June 30, 2024 and December 31, 2023.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2024 and December 31, 2023. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $400 million and $458 million as of June 30, 2024 and December 31, 2023, respectively. The debt balance related to our investments in low-income housing properties was $383 million and $408 million as of June 30, 2024 and December 31, 2023, respectively. Additional information related to these investments is discussed in Note 4.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive (loss) income. Our investments and receivables related to these trusts had an aggregate carrying value of $107 million and $104 million as of June 30, 2024 and December 31, 2023, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $121 million and $119 million as of June 30, 2024 and December 31, 2023, respectively.

14.  Subsequent Events

Senior Notes Issuance

In July 2024, WMI issued $750 million of 4.950% senior notes due 2027 and $750 million of 4.950% senior notes due 2031, the net proceeds of which were $1.5 billion. The net proceeds were used primarily to reduce outstanding borrowings under our commercial paper program.

Acquisition

On July 15, 2024, we completed the acquisition of Winters Bros. Waste Systems, a large regional waste and recycling company based in Long Island, New York with total purchase price of $550 million.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “target,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions, including the planned Stericycle acquisition, or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions, including our planned integration of Stericycle; our ability to consummate and finance the Stericycle acquisition and achieve the anticipated benefits therefrom, including cost synergies; legal, regulatory and other matters that may affect the costs and timing of our ability to complete, integrate and deliver all of the expected benefits of the planned Stericycle acquisition; environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations; focus on, and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; inability to adapt and manage the benefits and risks of artificial intelligence; negative outcomes of litigation or governmental proceedings; and decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

The Company continually evaluates potential acquisitions that provide the opportunity for strategic growth.  On June 3, 2024, we announced that we have entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle, Inc. (“Stericycle”) for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion when including approximately $1.4 billion of Stericycle’s net debt. Stericycle is a U.S. based leading provider of compliance-based solutions for regulated waste, including medical waste, and secure information destruction. Stericycle serves customers in North America and Europe. We believe that the planned Stericycle acquisition will expand the Company’s comprehensive environmental solutions in the growing healthcare market while advancing the Company’s sustainability commitments.

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

Macroeconomic pressures continue, including sustained inflationary pressures and high interest rates, with geopolitical events causing further market disruptions. Inflation moderately improved from the high levels observed during the first half of 2023; however, inflation remained above typical levels during the first half of 2024. While supply chain activity has largely normalized, risks persist related to higher operating costs, ongoing supply shortages, labor and transportation challenges and impacts from global events.

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales segment. While recycling commodity prices have recovered nicely in 2024 from the low levels experienced in 2023, commodity values are still below prices seen at the beginning of 2022. We continue to take proactive steps to adjust our business models to protect against the down-side risk of changes in commodity prices.

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

Current Quarter Financial Results

During the second quarter of 2024, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments. This strategic focus, combined with strong operational execution resulted in increased revenue, income from operations and income from operations margin. We remain diligent in offering a competitively profitable service that meets the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through paying a competitive market wage, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the second quarter of 2024, we allocated $667 million of available cash to capital expenditures and $313 million to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the second quarter include:

●	Revenues of $5,402 million, compared with $5,119 million in the prior year period, an increase of $283 million, or 5.5%. The increase is primarily attributable to higher yield in our Collection and Disposal businesses and the increase in market value for recycled commodities, which increased revenues for our Recycling Processing and Sales segment;
●	Operating expenses of $3,291 million, or 60.9% of revenues, compared with $3,186 million, or 62.2% of revenues, in the prior year period. The $105 million increase in operating expenses is primarily attributable to (i) higher recycling rebates from an increase in the market value for the commodities we process; (ii) an increase in volumes in our Strategic Business Solutions (“WMSBS”) business, which increases our subcontractor costs, (iii) an increase in landfill operating costs, largely due to wet weather driving leachate costs higher, and (iv) and increase in risk management costs. These increases were offset in part by (i) lower diesel fuel prices and (ii) improved operating efficiency and cost control initiatives in our Collection and Disposal businesses. Although our operating expenses increased overall, efficiency gains, improved employee retention, and momentum in truck deliveries, positioned us to significantly reduce our operating expenses as a percentage of revenue when compared to the second quarter of 2023;
●	Selling, general and administrative expenses were $501 million, or 9.3% of revenues, compared with $467 million, or 9.1% of revenues, in the prior year period. The $34 million increase is primarily attributable to (i) increased labor costs from higher annual and long-term incentive compensation costs and annual wage increases; (ii) increased professional fees to support strategic initiatives, including our planned acquisition of Stericycle and (iii) increases in our bad debt expenses. These increases were offset, in part, by lower litigation costs;
●	Income from operations was $1,009 million, or 18.7% of revenues, compared with $944 million, or 18.4% of revenues, in the prior year period. The increase in the current year earnings was primarily driven by revenue growth and improved business performance in our Collection and Disposal businesses partially offset by a $54 million charge associated with an investment in a waste diversion technology business;
●	Net cash provided by operating activities was $1,154 million compared with $1,030 million in the prior year period, with the increase driven by higher earnings in our Collection and Disposal businesses, which were modestly offset by an unfavorable change in working capital; and
●	Free cash flow was $530 million compared with $545 million in the prior year period. As described above, cash provided by operating activities increased by $124 million during the quarter, but this was more than offset by a $147 million increase in capital expenditures. The increase in capital expenditures is related to our strategic focus on sustainability growth investments in recycling and renewable energy. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues from our major lines of business are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended June 30:
2024
Commercial	$1,526	$(196)	$1,330
Industrial	978	(199)	779
Residential	886	(23)	863
Other collection	781	(52)	729
Total collection	4,171	(470)	3,701
Landfill	1,291	(418)	873
Transfer	618	(270)	348
Total Collection and Disposal	6,080	(1,158)	4,922
Recycling Processing and Sales	475	(70)	405
WM Renewable Energy	70	(1)	69
Corporate and Other	12	(6)	6
Total	$6,637	$(1,235)	$5,402

2023
Commercial	$1,424	$(168)	$1,256
Industrial	974	(192)	782
Residential	866	(25)	841
Other collection	745	(56)	689
Total collection	4,009	(441)	3,568
Landfill	1,263	(417)	846
Transfer	585	(265)	320
Total Collection and Disposal	5,857	(1,123)	4,734
Recycling Processing and Sales	394	(78)	316
WM Renewable Energy	63	(1)	62
Corporate and Other	14	(7)	7
Total	$6,328	$(1,209)	$5,119

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Six Months Ended June 30:
2024
Commercial	$3,027	$(381)	$2,646
Industrial	1,912	(386)	1,526
Residential	1,762	(45)	1,717
Other collection	1,532	(105)	1,427
Total collection	8,233	(917)	7,316
Landfill	2,468	(803)	1,665
Transfer	1,178	(521)	657
Total Collection and Disposal	11,879	(2,241)	9,638
Recycling Processing and Sales	911	(138)	773
WM Renewable Energy	140	(2)	138
Corporate and Other	24	(12)	12
Total	$12,954	$(2,393)	$10,561

2023
Commercial	$2,836	$(329)	$2,507
Industrial	1,907	(369)	1,538
Residential	1,720	(50)	1,670
Other collection	1,434	(106)	1,328
Total collection	7,897	(854)	7,043
Landfill	2,413	(808)	1,605
Transfer	1,125	(516)	609
Total Collection and Disposal	11,435	(2,178)	9,257
Recycling Processing and Sales	768	(158)	610
WM Renewable Energy	133	(2)	131
Corporate and Other	26	(13)	13
Total	$12,362	$(2,351)	$10,011
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023				Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$205	4.6%			$424	4.8%
Recycling Processing and Sales and WM Renewable Energy (c)	67	17.3			127	16.6
Energy surcharge and mandated fees (d)	(8)	(3.2)			(36)	(7.4)
Total average yield (e)			$264	5.2%			$515	5.1%
Volume (f)			5	0.1			3	—
Internal revenue growth			269	5.3			518	5.1
Acquisitions			18	0.3			37	0.4
Divestitures			—	—			(1)	—
Foreign currency translation			(4)	(0.1)			(4)	—
Total			$283	5.5%			$550	5.5%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	Our energy surcharge was revised in the second quarter of 2023 to incorporate market prices for both diesel and compressed natural gas (“CNG”).
(e)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.
(f)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2024 vs. 2023		June 30, 2024 vs. 2023
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$84	6.5%	$170	6.6%
Industrial	43	4.8	92	5.3
Residential	52	6.5	103	6.4
Total collection	179	5.7	365	5.9
Landfill	11	1.4	29	1.9
Transfer	15	4.9	30	5.2
Total collection and disposal	$205	4.6%	$424	4.8%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital needs of our business. Average yield growth in our collection line of business was 5.7% and 5.9% for the three and six months ended June 30, 2024, respectively. We are also continuing to see growth in our disposal business with average yield in our municipal solid waste business of 2.1% and 3.2% for the three and six months ended June 30, 2024, respectively.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield increased $60 million and $118 million for the three and six months ended June 30, 2024, as compared with prior year periods. Average market prices for single-stream recycled commodities increased nearly 60% for the three and six months ended June 30, 2024, as compared with the prior year periods. Yield from the WM Renewable Energy segment increased $7 million and $9 million for the three and six months ended June 30, 2024, as compared with the prior year periods, primarily driven by increases in Renewable Identification Numbers (“RINs”) values. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees, which include our energy surcharge program and other mandated fees, decreased $8 million and $36 million for the three and six months ended June 30, 2024, respectively, as compared with the prior year periods. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues is primarily due to a decline of approximately 2% and 6% in market prices for diesel fuel for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and six months ended June 30, 2024, respectively, as compared with the prior year periods.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $5 million and $3 million for the three and six months ended June 30, 2024, respectively, as compared with the prior year periods. We have experienced volume increases in special waste projects at landfills, recycling, and our WMSBS business as a result of our continued focus on a differentiated service model for national accounts customers. However, these increases were largely offset by a decline in our industrial and residential collection volumes. Furthermore, our construction and demolition landfill volumes have declined due to the clean-up efforts in our East Tier from Hurricane Ian in the prior year.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Labor and related benefits	$925	17.1%	$923	18.0%	$1,818	17.2%	$1,837	18.4%
Transfer and disposal costs	327	6.1	323	6.3	642	6.1	630	6.3
Maintenance and repairs	522	9.7	504	9.8	1,011	9.6	995	10.0
Subcontractor costs	561	10.4	552	10.8	1,097	10.4	1,061	10.6
Cost of goods sold	256	4.7	189	3.7	484	4.6	374	3.7
Fuel	111	2.0	120	2.3	223	2.1	259	2.6
Disposal and franchise fees and taxes	190	3.5	193	3.8	362	3.4	363	3.6
Landfill operating costs	134	2.5	117	2.3	263	2.5	234	2.3
Risk management	96	1.8	76	1.5	173	1.6	149	1.5
Other	169	3.1	189	3.7	358	3.4	370	3.7
	$3,291	60.9%	$3,186	62.2%	$6,431	60.9%	$6,272	62.7%

Our operating expenses increased primarily due to (i) higher recycling rebates from an increase in the market value of the commodities we process; (ii) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses; (iii) an increase in landfill operating costs, largely due to wet weather driving leachate costs higher, and (iv) an increase in risk management costs. These increases were offset, in part, by (i) lower diesel fuel prices and (ii) improved operating efficiency and cost control initiatives in our Collection and Disposal businesses. Although our operating expenses increased overall, efficiency gains, improved employee retention, and momentum in truck deliveries positioned us to significantly reduce our operating expenses as a percentage of revenue when compared to the prior year periods.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The slight increase in labor and related benefits costs for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily driven by annual employee wage increases, offset, in part, by (i) lower headcount; (ii) decreased overtime and (iii) a reduction in training hours. The decrease in labor and related benefits costs for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by (i) lower headcount; (ii) decreased overtime and (iii) a significant reduction in training hours. Improved driver retention was an important contributing factor to accomplish this result. The efficiency and turnover driven decreases in costs were offset, in part, by annual employee wage increases.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers offset, in part, by decreases in industrial and residential collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily driven by inflationary cost increases for parts, supplies and third-party services, although the impact of such inflationary cost increases has moderated from the high levels observed during the first half of 2023. These cost increases were offset in part by an improvement in new truck deliveries, which lowered average fleet age and reduced demand for third-party services, parts and supplies and has resulted in improvements in operational efficiencies.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses and (ii) continued inflationary cost increases, particularly labor costs from third-party haulers although this impact has moderated from the high levels observed during the first half of 2023. These increases were offset, in part, by the impact of lower fuel prices on third-party subcontracted hauling and services.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by a nearly 60% increase in recycling commodity prices as compared to the prior year periods.

Fuel — The decrease in fuel costs was primarily due to a decrease of approximately 2% and 6% in market prices for diesel fuel during the three and six months ended June 30, 2024, respectively, as compared to the prior year periods.

Disposal and Franchise Fees and Taxes — The slight decrease in disposal and franchise fees and taxes was primarily driven by a decrease in disposal tons at certain West Tier landfills.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to (i) leachate collection and treatment which can largely be attributed to particularly wet weather in the first half of 2024 in certain markets; (ii) methane collection and treatment and (iii) site maintenance. Additionally, certain adjustments to our environmental remediation reserve during the first quarter of 2024 increased costs for the six months ended June 30, 2024, as compared to the prior year period.

Risk Management — Risk management costs increased primarily due to (i) adjustments to our reserves for certain large loss claims and (ii) increases in premiums for property coverage. These increases were offset, in part, by current quarter insurance recoveries for property claims associated with a hurricane in 2023.

Other — Other operating cost decreases were primarily due to (i) gains on the sale of real estate in 2024; (ii) lower equipment rental costs attributable, in part, to improved truck deliveries in late 2023 and during the first half of 2024 and (iii) security costs during the first quarter of 2023 attributable to a labor dispute which did not recur in 2024. These decreases were offset, in part, by (i) a favorable litigation settlement during the first quarter of 2023, which reduced our expense; and (ii) an increase in property taxes.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Labor and related benefits	$316	5.9%	$293	5.7%	$637	6.0%	$605	6.0%
Professional fees	64	1.2	55	1.1	111	1.1	105	1.1
Provision for bad debts	16	0.3	11	0.2	26	0.2	20	0.2
Other	105	1.9	108	2.1	218	2.1	213	2.1
	$501	9.3%	$467	9.1%	$992	9.4%	$943	9.4%

Selling, general and administrative expenses increased for the three and six months ended June 30, 2024 primarily due to (i) increased labor costs from higher annual and long-term incentive compensation costs and annual wage increases; (ii) increased professional fees to support strategic initiatives, including our planned acquisition of Stericycle and (iii) increases in our bad debt expenses. Partially offsetting these increases was a decline in litigation costs.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) higher annual and long-term incentive compensation costs and (ii) annual employee wage increases. These increases were partially offset by a reduction in the hourly workforce as we have leveraged automation and technology to address attrition, particularly in our customer experience function.

Professional Fees — The increase in professional fees was related to legal, consulting and accounting costs incurred to support strategic initiatives, including our planned acquisition of Stericycle.

Other — The increase in costs for the six months ended June 30, 2024, as compared with the prior year period, was related to (i) miscellaneous credits and rebates received in 2023; (ii) accelerated timing of seminars and (iii) increased spend across multiple cost categories including, travel, bank charges, technology and telecommunications. These cost increases were partially offset by a decline in litigation costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Depreciation of tangible property and equipment	$312	5.8%	$303	5.9%	$620	5.9%	$596	5.9%
Depletion of landfill airspace	201	3.7	188	3.7	377	3.6	366	3.7
Amortization of intangible assets	30	0.6	30	0.6	60	0.5	64	0.6
	$543	10.1%	$521	10.2%	$1,057	10.0%	$1,026	10.2%

The increase in depreciation of tangible property and equipment for the three and six months ended June 30, 2024 as compared to prior year periods was primarily driven by additional depreciation due to investments in capital assets to service our customers, such as trucks and machinery and equipment. The increase in depletion of landfill airspace for the three and six months ended June 30, 2024 as compared to the prior year period, was driven by changes in amortization rates from revisions in landfill estimates, partially offset by the closure of a previously reopened landfill in our East Tier and changes in amortization rates from revisions in landfill estimates.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2024 primarily relates to a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business. This charge is reflected in our Corporate and Other measures within our segment reporting. (Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2023 were not material.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2024	2023	Change		2024	2023	Change
Collection and Disposal:
East Tier	$692	$599	$93	15.5%	$1,346	$1,130	$216	19.1%
West Tier	674	576	98	17.0	1,301	1,107	194	17.5
Other Ancillary	(7)	(2)	(5)	*	(9)	—	(9)	*
Collection and Disposal	1,359	1,173	186	15.9	2,638	2,237	401	17.9
Recycling Processing and Sales	29	24	5	20.8	48	37	11	29.7
WM Renewable Energy	18	14	4	28.6	39	34	5	14.7
Corporate and Other	(397)	(267)	(130)	48.7	(700)	(539)	(161)	29.9
Total	$1,009	$944	$65	6.9%	$2,025	$1,769	$256	14.5%
Percentage of revenues	18.7%	18.4%			19.2%	17.7%

*Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2024, as compared with the prior year periods, are summarized below:

●	Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to our focus on price increases that keep pace with inflationary cost pressures in our business as well as intentional efforts to improve the efficiency and operating costs incurred to serve our customers. Additionally, in the second quarter of 2024, we recognized $30 million of gains on the sale of non-strategic assets, which were recognized as a reduction of operating expenses. These increases were partially offset by (i) a decline in industrial collection volumes primarily due to lower contributions from temporary activity such as construction projects; (ii) an increase in landfill operating costs; and (iii) increased depreciation expenses for our fleet, machinery and equipment as well as higher depletion costs at our landfills.
●	Recycling Processing and Sales — The increase in income from operations in Recycling Processing and Sales was primarily due to (i) improved commodity pricing compared to prior year; (ii) a gain on sale of a non-strategic asset recognized as a reduction in operating expenses and (iii) benefits from our growth investments and cost management. These improvements were partially offset by the impact of higher facility shutdown costs incurred during our capital investment programs targeted at automating and upgrading our single stream recycling business across North America.
●	WM Renewable Energy — The increase in income from operations in WM Renewable Energy was primarily driven by (i) increased revenue due to higher RINs and blended power pricing and (ii) increased volumes due to the completion of additional projects that increased the beneficial use of landfill gas.
●	Corporate and Other — The decrease in income from operations was primarily driven by (i) a $54 million charge associated with an investment in a waste diversion technology business as discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net; (ii) an increase in risk management costs due to an adjustment to our reserves for certain large loss claims and increases in premiums for property coverage and (iii) higher annual and long-term incentive compensation costs.

Interest Expense, Net

Our interest expense, net was $136 million and $266 million for the three and six months ended June 30, 2024, respectively, compared to $125 million and $245 million for the three and six months ended June 30, 2023, respectively.

The increase is primarily related to an increase in our average debt balances to fund growth as well as an increase in our weighted average borrowing rate of approximately 10 basis points.

Equity in Net Income (Losses) of Unconsolidated Entities

We recognized equity method investment income of $22 million and $3 million during the three and six months ended June 30, 2024, respectively, compared to losses of $12 million and $23 million for the three and six months ended June 30, 2023, respectively. These financial statement impacts are largely related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. In 2024, we adopted Accounting Standards Update (“ASU”) 2023-02, and, as a result, beginning in 2024, the amortization of these investments is recognized as a component of income tax expense. Refer to Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Income Tax Expense

Our income tax expense was $214 million and $376 million for the three and six months ended June 30, 2024, respectively, compared to $196 million and $360 million for the three and six months ended June 30, 2023, respectively. Our effective income tax rate was 23.9% and 21.3% for the three and six months ended June 30, 2024, respectively, compared to 24.2% and 23.9% for the three and six months ended June 30, 2023, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

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

The IRS issued proposed regulations applicable to the investment tax credits that could call into question our ability to realize some, or all, of this tax benefit, which would negatively impact financial expectations in connection with our significant planned and ongoing investments in sustainability growth projects in our WM Renewable Energy segment. In coordination with other members of the RNG industry and external advisors we are engaging directly with the U.S. Congress, the current federal administration, and other biogas sector stakeholders to encourage the Treasury Department to further refine its analysis prior to publication of final regulations that more accurately reflect the express language and legislative intent of the statute with respect to the investment tax credit. However, there is no guarantee that such efforts will be successful. We expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions, and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, diverse investor base, large value of unencumbered assets and modest leverage enable it to obtain adequate financing and refinance upcoming maturities as necessary to meet its ongoing capital, operating, strategic and other liquidity requirements. We also have the additional ability to manage liquidity during periods of significant financial market disruption through temporary modification of our capital expenditure and share repurchase plans.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$172	$458
Restricted funds and other:
Insurance reserves	$434	$376
Final capping, closure, post-closure and environmental remediation funds	121	119
Other (a)	778	17
Total restricted funds and other (b)	$1,333	$512
Debt:
Current portion	$242	$334
Long-term portion	16,501	15,895
Total debt	$16,743	$16,229
(a)	Includes $778 million of investments in certain WM tax-exempt bonds as discussed further in Note 1 to the Condensed Consolidated Financial Statements. These investments are classified as current because we have the intent and ability to remarket the bonds within the next twelve months. The related tax-exempt debt is included in our Condensed Consolidated Balance Sheet as of June 30, 2024 as a component of long-term debt. In July 2024 we received $349 million from the successful remarking of these tax-exempt bonds and expect to successfully remarket the remaining bonds held within the third quarter of 2024.
(b)	As of June 30, 2024 and December 31, 2023, $868 million and $90 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of June 30, 2024, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $1.6 billion of short term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.6 billion of tax exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $422 million of 3.125% senior notes that mature in March 2025 and (iv) $167 million of other debt with scheduled maturities within the next 12 months, including $30 million of tax-exempt bonds. As of June 30, 2024, we have classified $3.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) and our issuance of $1.5 billion of senior notes in July 2024, the proceeds of which were used primarily to reduce outstanding borrowings under our commercial paper program and the remainder were used for general corporate purposes. The remaining $242 million of debt maturing in the next 12 months is classified as current obligations.

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

	June 30,	December 31,
	2024	2023
Balance Sheet Information:
Current assets	$790	$276
Noncurrent assets	14	25
Current liabilities	222	336
Noncurrent liabilities:
Advances due to affiliates	22,197	21,228
Other noncurrent liabilities	14,381	13,798

Six Months Ended
June 30, 2024
Income Statement Information:
Revenue	$—
Operating income	(203)
Net loss	(150)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2024	2023
Net cash provided by operating activities	$2,521	$2,074
Net cash used in investing activities	$(2,359)	$(1,339)
Net cash used in financing activities	$(464)	$(919)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $447 million for the six months ended June 30, 2024, as compared with the prior year period, driven by (i) higher earnings in our Collection and Disposal businesses; (ii) favorable changes in working capital and (iii) lower annual incentive compensation payments. This increase was partially offset by higher cash interest payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2024 and 2023 are summarized below:

●	Capital Expenditures — We used $1,335 million and $1,180 million for capital expenditures during the six months ended June 30, 2024 and 2023, respectively. The increase in capital spending is primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments.
●	Acquisitions — Our spending on acquisitions was $250 million and $118 million during the six months ended June 30, 2024 and 2023, respectively, of which $243 million and $118 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activity related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our solid waste and recycling businesses.

●	Other, Net — During the six months ended June 30, 2024, we repurchased $778 million in certain WM tax-exempt bonds as discussed further in Note 1 to Condensed Consolidated Financial Statements. The remaining year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2024 and 2023, we used $61 million and $76 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2024 and 2023 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings (net of related discount) and repayments of debt for the six months ended June 30 (in millions):

	2024	2023
Borrowings:
Commercial paper	$9,180	$10,064
Senior notes	—	1,242
Tax-exempt bonds	—	50
	$9,180	$11,356
Repayments:
Commercial paper	$(8,496)	$(10,476)
Senior notes	(156)	(500)
Tax-exempt bonds	(30)	(40)
Other debt	(70)	(58)
	$(8,752)	$(11,074)
Net cash borrowings	$428	$282

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the six months ended June 30, 2024 and 2023, we used $262 and $620 million, respectively, to repurchase shares of our common stock under accelerated share repurchase agreements and open market transactions. The decrease in share repurchase activity in 2024 relates to our temporary suspension of share repurchase activity in anticipation of the acquisition of Stericycle. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the acquisition closes. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our share repurchase activity.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $608 million and $572 million during the six months ended June 30, 2024 and 2023, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.70 in 2023 to $0.75 in 2024.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$1,154	$1,030	$2,521	$2,074
Capital expenditures to support the business	(445)	(459)	(947)	(963)
Capital expenditures - sustainability growth investments (a)	(222)	(61)	(388)	(217)
Total capital expenditures	(667)	(520)	(1,335)	(1,180)
Proceeds from divestitures of businesses and other assets, net of cash divested	43	35	58	46
Free cash flow	$530	$545	$1,244	$940
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Inflation

Macroeconomic pressures continue, including sustained inflationary pressures and high interest rates, with geopolitical events causing further market disruptions. Inflation moderately declined from the high levels observed during the first half of 2023; however, inflation remained above typical levels during the first half of 2024. While supply chain activity has begun to normalize, risks persist related to higher operating costs, ongoing supply shortages, labor and transportation challenges and impacts from global events. We continue to take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2024 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2024. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The planned Stericycle acquisition may not occur at all, may not occur in the expected time frame or may involve remedies required by regulatory authorities, which may negatively affect the trading price of our common stock and our future business and financial results.

On June 3, 2024, we entered into the Merger Agreement pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, we agreed to acquire Stericycle. If the Stericycle acquisition is completed,

Stericycle will become our indirect wholly owned subsidiary. The consummation of the Stericycle acquisition is not assured and is subject to certain conditions, including, among other things, (i) the affirmative vote of the holders of a majority of the voting power represented by the shares of Stericycle common stock that are outstanding and entitled to vote at the meeting of stockholders of Stericycle, (ii) customary regulatory approval, including pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and certain foreign competition laws and foreign investment laws, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Stericycle acquisition, as well as other customary closing conditions.

The planned Stericycle acquisition is subject to a number of risks and uncertainties, including general economic and capital markets conditions; the effects that the announcement or pendency of the Stericycle acquisition may have on us, Stericycle and our respective businesses; inability to obtain required regulatory or government approvals or to obtain such approvals on satisfactory conditions; inability of Stericycle to obtain stockholder approval or satisfy other closing conditions; our inability to obtain financing on acceptable terms; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, several of which could require us to pay a termination fee of $262.5 million to Stericycle; legal or regulatory proceedings related to Stericycle or the proposed acquisition and the expenses and diversion of management’s attention that may be associated therewith; and unexpected costs, charges or expenses. If the planned Stericycle acquisition is not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition involves an unexpected amount of remedies required by regulatory authorities, it could negatively affect the trading price of our common stock and our future business and financial results.

We may not realize the strategic benefits and cost synergies that are anticipated from the planned Stericycle acquisition.

The benefits we expect to receive from the planned Stericycle acquisition depend on the performance of the Stericycle business and its ability to achieve its financial and operational targets and strategic goals. The Stericycle business is subject to numerous risks and uncertainties that could cause performance to be materially different than we have anticipated; such factors include, but are not limited to, decreases in the volume of regulated wastes or personal and confidential information collected from customers; disruptions resulting from deployment of systems; changing market conditions in the healthcare industry; competition and demand for services in the regulated waste and secure information destruction industries; commodity price volatility; changes in governmental regulation of the collection, transportation, treatment and disposal of regulated waste or the proper handling and protection of personal and confidential information; the level of government enforcement of regulations governing regulated waste collection and treatment or the proper handling and protection of personal and confidential information; and the outcome of pending, future or settled litigation or investigations. Should the Stericycle business be unsuccessful in achieving its financial and operational targets and implementing its business strategy, it could negatively impact our realization of benefits from the acquisition, as well as the trading price of our common stock and our future business and financial results.

The benefits that we expect to receive from the planned Stericycle acquisition also depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these benefits and cost synergies, and the timing of this realization, depends on the successful integration of Stericycle. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. The process of integrating operations could cause business interruption and distraction. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage the Company, service existing customers, attract new customers and develop new products or strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer.

The planned Stericycle acquisition may not result in realization of the benefits and cost synergies that we currently expect, and we cannot guarantee that these benefits and cost synergies will be achieved within anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of Stericycle, which may exceed expectations and offset certain benefits.

Our indebtedness following the consummation of the Stericycle acquisition will be greater than our existing indebtedness. It may be more difficult for us to pay or refinance our debts or take other actions, and we may need to divert cash flow from operations to debt service payments.

We intend to incur additional debt to pay for the planned Stericycle acquisition, which will result in our indebtedness following the consummation of the acquisition being greater than our current indebtedness. We may also incur additional unsecured debt under our $3.5 billion revolving credit facility and under our commercial paper program, which is fully supported by such credit facility. Following consummation of the acquisition, our debt service obligations with respect to our increased indebtedness may require diversion of some cash flows from operations to debt service payments. We currently expect that, following the consummation of the acquisition, we will be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our $3.5 billion revolving credit facility, indentures and other instruments governing our outstanding indebtedness, but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2024 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(a)
April 1 — 30 (b)	0.3	$207.33	0.3	$1,238 million
May 1 — 31	—	$—	—	$1,238 million
June 1 — 30	—	$—	—	$1,238 million	(c)
Total	0.3	$—	0.3
(a)	In the table above and footnotes below, the average price paid per share, total repurchase costs and approximate maximum dollar value of shares that may yet be purchased under the plans or programs exclude the 1% excise tax.
(b)	We repurchased 0.2 million shares of our common stock through a February 2024 ASR agreement that completed in April 2024, based on a final weighted average price of $206.23. Additionally, we repurchased 0.1 million shares in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $12 million, inclusive of per-share commissions, at a weighted average price of $209.20. See Note 11 to the Condensed Consolidated Financial Statements for additional information.
(c)	As of June 30, 2024, the Company has authorization for $1,238 million of future share repurchases. As a result of the planned Stericycle acquisition, the Company previously announced that it has temporarily suspended share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, no executive officer or member of our Board of Directors adopted a securities trading plan.

On June 2, 2024, Mr. James C. Fish, Jr., President, Chief Executive Officer and a member of our Board of Directors, terminated a stock trading plan that was adopted on March 2, 2024 (the “Trading Plan”) that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan was to commence on June 3, 2024 and was to automatically terminate on the earlier of June 3, 2025 and the completion of all of the contemplated transactions set forth therein. The Trading Plan provided for the potential sale of up to 86,209 shares of our common stock upon our common stock reaching specified market prices. The Trading Plan was terminated before it took effect, and no sales of shares under the Trading Plan occurred.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated June 3, 2024 by and among WMI, Stag Merger Sub Inc. and Stericycle [Incorporated by reference to Exhibit 2.1 to Form 8-K filed June 5, 2024, as amended by Form 8-K/A filed the same date] (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Agreement and Plan of Merger have been omitted and will be supplementally provided to the SEC upon request).

3.1	Fourth Restated Certificate of Incorporation of WMI [Incorporated by reference to Exhibit 3.2 to Form 8-K filed May 17, 2024].

4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.950% Senior Notes due 2027.

4.2*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.950% Senior Notes due 2031.

4.3*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.950% Senior Notes due 2027.

4.4*	Guarantee Agreement by WM Holdings in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.950% Senior Notes due 2031.

10.1

$3.5 Billion Seventh Amended and Restated Revolving Credit Agreement dated as of May 8, 2024 by and among WMI, Waste Management of Canada Corporation, WM Quebec Inc. and WM Holdings., certain banks party thereto, and Bank of America, N.A., as administrative agent [Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2024].

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

Date: July 25, 2024