Form 10-Q
period 2024-09-30
WASTE MANAGEMENT INC
filed 2024-10-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 24, 2024 was 401,365,541 (excluding treasury shares of 228,916,920).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$614	$458
Accounts receivable, net of allowance for doubtful accounts of $31 and $30, respectively	2,841	2,633
Other receivables, net of allowance for doubtful accounts of $3 and $4, respectively	284	237
Parts and supplies	184	173
Other current assets	336	303
Total current assets	4,259	3,804
Property and equipment, net of accumulated depreciation and depletion of $23,620 and $22,826, respectively	17,931	16,968
Goodwill	9,822	9,254
Other intangible assets, net	742	759
Restricted funds	457	422
Investments in unconsolidated entities	524	606
Other long-term assets	995	1,010
Total assets	$34,730	$32,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,853	$1,709
Accrued liabilities	1,651	1,605
Deferred revenues	599	578
Current portion of long-term debt	676	334
Total current liabilities	4,779	4,226
Long-term debt, less current portion	15,977	15,895
Deferred income taxes	1,883	1,826
Landfill and environmental remediation liabilities	2,965	2,888
Other long-term liabilities	1,154	1,092
Total liabilities	26,758	25,927
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,485	5,351
Retained earnings	15,563	14,334
Accumulated other comprehensive (loss) income	(76)	(37)
Treasury stock at cost, 228,928,455 and 228,827,218 shares, respectively	(12,999)	(12,751)
Total Waste Management, Inc. stockholders’ equity	7,979	6,903
Noncontrolling interests	(7)	(7)
Total equity	7,972	6,896
Total liabilities and equity	$34,730	$32,823

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues	$5,609	$5,198	$16,170	$15,209
Costs and expenses:
Operating	3,399	3,188	9,830	9,460
Selling, general and administrative	525	470	1,517	1,413
Depreciation, depletion and amortization	558	519	1,615	1,545
Restructuring	2	—	2	4
(Gain) loss from divestitures, asset impairments and unusual items, net	6	—	62	(3)
	4,490	4,177	13,026	12,419
Income from operations	1,119	1,021	3,144	2,790
Other income (expense):
Interest expense, net	(131)	(127)	(397)	(372)
Equity in net income (losses) of unconsolidated entities	1	(18)	4	(41)
Other, net	6	(4)	7	—
	(124)	(149)	(386)	(413)
Income before income taxes	995	872	2,758	2,377
Income tax expense	235	210	611	570
Consolidated net income	760	662	2,147	1,807
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	(1)	(4)
Net income attributable to Waste Management, Inc.	$760	$663	$2,148	$1,811
Basic earnings per common share	$1.89	$1.64	$5.35	$4.46
Diluted earnings per common share	$1.88	$1.63	$5.33	$4.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated net income	$760	$662	$2,147	$1,807
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(25)	3	(26)	14
Available-for-sale securities, net	10	(4)	10	1
Foreign currency translation adjustments	12	(25)	(22)	(3)
Post-retirement benefit obligations, net	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	(3)	(26)	(39)	11
Comprehensive income	757	636	2,108	1,818
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)	(1)	(4)
Comprehensive income attributable to Waste Management, Inc.	$757	$637	$2,109	$1,822

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$2,147	$1,807
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,615	1,545
Deferred income tax expense (benefit)	65	69
Interest accretion on landfill and environmental remediation liabilities	99	97
Provision for bad debts	37	36
Equity-based compensation expense	84	71
Net gain on disposal of assets	(72)	(33)
(Gain) loss from divestitures, asset impairments and other, net	62	(3)
Equity in net (income) losses of unconsolidated entities, net of dividends	(4)	41
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(230)	(197)
Other current assets	(38)	(26)
Other assets	93	67
Accounts payable and accrued liabilities	149	63
Deferred revenues and other liabilities	(128)	(200)
Net cash provided by operating activities	3,879	3,337
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(782)	(139)
Capital expenditures	(2,116)	(1,853)
Proceeds from divestitures of businesses and other assets, net of cash divested	99	68
Other, net	(40)	(83)
Net cash used in investing activities	(2,839)	(2,007)
Cash flows from financing activities:
New borrowings	10,914	17,319
Debt repayments	(10,619)	(16,991)
Common stock repurchase program	(262)	(990)
Cash dividends	(909)	(855)
Exercise of common stock options	42	29
Tax payments associated with equity-based compensation transactions	(49)	(28)
Other, net	(20)	(9)
Net cash used in financing activities	(903)	(1,525)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(2)	—
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	135	(195)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	552	445
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$687	$250

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$614	$150
Restricted cash and cash equivalents included in other current assets	4	25
Restricted cash and cash equivalents included in restricted funds	69	75
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$687	$250

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Three Months Ended September 30:
2024
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)
Consolidated net income	760	—	—	—	760	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	—	—	—	—	(3)	—	—	—
Cash dividends declared of $0.75 per common share	(301)	—	—	—	(301)	—	—	—	—
Equity-based compensation transactions, net	66	—	—	52	—	—	254	14	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, September 30, 2024	$7,972	630,282	$6	$5,485	$15,563	$(76)	(228,928)	$(12,999)	$(7)

2023
Balance, June 30, 2023	$6,928	630,282	$6	$5,341	$13,744	$(32)	(225,407)	$(12,150)	$19
Consolidated net income	662	—	—	—	663	—	—	—	(1)
Other comprehensive income (loss), net of tax	(26)	—	—	—	—	(26)	—	—	—
Cash dividends declared of $0.70 per common share	(283)	—	—	—	(283)	—	—	—	—
Equity-based compensation transactions, net	60	—	—	44	—	—	297	16	—
Common stock repurchase program	(373)	—	—	—	—	—	(2,347)	(373)	—
Other, net	(2)	—	—	—	—	—	—	—	(2)
Balance, September 30, 2023	$6,966	630,282	$6	$5,385	$14,124	$(58)	(227,457)	$(12,507)	$16

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Nine Months Ended September 30:
2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	2,147	—	—	—	2,148	—	—	—	(1)
Other comprehensive income (loss), net of tax	(39)	—	—	—	—	(39)	—	—	—
Cash dividends declared of $2.25 per common share	(909)	—	—	—	(909)	—	—	—	—
Equity-based compensation transactions, net	148	—	—	69	2	—	1,391	77	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Other, net	6	—	—	5	—		2	—	1
Balance, September 30, 2024	$7,972	630,282	$6	$5,485	$15,563	$(76)	(228,928)	$(12,999)	$(7)

2023
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	1,807	—	—	—	1,811	—	—	—	(4)
Other comprehensive income (loss), net of tax	11	—	—	—	—	11	—	—	—
Cash dividends declared of $2.10 per common share	(855)	—	—	—	(855)	—	—	—	—
Equity-based compensation transactions, net	135	—	—	71	1	—	1,220	63	—
Common stock repurchase program	(1,001)	—	—	—	—	—	(6,283)	(1,001)	—
Other, net	5	—	—	—	—	—	2	—	5
Balance, September 30, 2023	$6,966	630,282	$6	$5,385	$14,124	$(58)	(227,457)	$(12,507)	$16

See Notes to Condensed Consolidated Financial Statements.

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

The Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling and other commodities, such as RNG, electricity and capacity, Renewable Identification Numbers (“RINs”) and Renewable Energy Credits (“RECs”), are sold.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, we had $216 million and $207 million, respectively, of deferred contract costs, of which $151 million and $148 million, respectively, were related to deferred sales incentives.

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2024			December 31, 2023
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$141	$27	$168	$143	$31	$174
Long-term	2,790	175	2,965	2,710	178	2,888
	$2,931	$202	$3,133	$2,853	$209	$3,062

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2024 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2023	$2,853	$209
Obligations incurred and capitalized	69	—
Obligations settled	(98)	(19)
Interest accretion	99	—
Revisions in estimates	9	12
Acquisitions, divestitures and other adjustments	(1)	—
September 30, 2024	$2,931	$202

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

3.    Debt and Derivatives

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2024:

	September 30,	December 31,
	2024	2023
Commercial paper program (weighted average interest rate of 5.6% as of December 31, 2023)	$—	$860
Senior notes, maturing through 2050, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 3.9% as of September 30, 2024 and 3.7% as of December 31, 2023)	12,720	11,376
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	370	378
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.70% to 5.0% (weighted average interest rate of 3.7% as of September 30, 2024 and 3.3% as of December 31, 2023)	2,823	2,883
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.9% as of September 30, 2024 and 5.0% as of December 31, 2023) (a)	865	855
Debt issuance costs, discounts and other	(125)	(123)
	16,653	16,229
Current portion of long-term debt	676	334
Long-term debt, less current portion	$15,977	$15,895
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of September 30, 2024, we had approximately $1.9 billion of debt maturing within the next 12 months, including  (i) $1.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $422 million of 3.125% senior notes that mature in March 2025 and (iii) $254 million of other debt with scheduled maturities within the next 12 months, including $110 million of tax-exempt bonds. As of September 30, 2024, we have classified $1.2 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $676 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

Term Credit Agreement Up to $7.2 Billion — On August 28, 2024, the Company entered into a delayed draw Term Credit Agreement in a principal amount of up to $7.2 billion (the “Term Credit Agreement”). Borrowings under our Term Credit Agreement may be used to pay all or a portion of the consideration for our pending acquisition of Stericycle; to pay, prepay or otherwise refinance certain indebtedness of Stericycle; and/or to pay fees and expenses incurred in connection with the acquisition and the Term Credit Agreement. The maturity date of borrowings under the Term Credit Agreement shall be the first business day that is 364 days after the date that borrowings are received (the “Funding Date”). WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the Term Credit Agreement.

Borrowings under the Term Credit Agreement will bear interest at a base rate or the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York, plus an applicable spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR can range from 0.90% to 1.250% per annum and the spread for base rate loans can range from zero to 0.250% per annum. We also pay certain other fees set forth in the Term Credit Agreement, including (a) a ticking fee accruing on the aggregate lending commitments from August 28, 2024 to the earlier of the Funding Date or the termination or expiration of the lending commitments under the Term Credit Agreement; (b) extension fees on the aggregate lending commitments in effect on June 3, 2025 and December 31, 2025; and (c) duration fees on the aggregate principal amount of borrowings outstanding on December 31, 2024, December 31, 2025 and at the end of each fiscal quarter. As of September 30, 2024, there were no outstanding borrowings under our Term Credit Agreement and the ticking fee in effect was 0.065% per annum.

$3.5 Billion Revolving Credit Facility — In May 2024, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility, extending the term through May 2029. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings guarantees all the obligations under the $3.5 billion revolving credit facility.

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on SOFR or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of September 30, 2024, we had no outstanding borrowings under this facility. We had $171 million of letters of credit issued and no outstanding borrowings under our commercial paper program, both supported by the facility, leaving unused and available credit capacity of $3.3 billion as of September 30, 2024.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. In July 2024, we issued $1.5 billion of new senior notes and used the proceeds primarily to repay outstanding commercial paper borrowings. As of September 30, 2024, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Lines — As of September 30, 2024, we had utilized $863 million of other uncommitted letter of credit lines with terms maturing through December 2027.

Debt Borrowings and Repayments

Commercial Paper Program — During the nine months ended September 30, 2024, we made cash repayments of $10.3 billion, which were partially offset by $9.4 billion of cash borrowings (net of related discount on issuance).

Senior Notes — During the nine months ended September 30, 2024, WMI issued $750 million of 4.950% senior notes due 2027 and $750 million of 4.950% senior notes due 2031, the net proceeds of which were $1.5 billion. The net proceeds were used primarily to reduce outstanding borrowings under our commercial paper program. During the nine months ended September 30, 2024, we repaid $156 million of WMI’s 3.5% senior notes upon maturity in May 2024.

Derivatives

Treasury Locks — We use treasury lock agreements to hedge our exposure to interest rate changes and to reduce the volatility of financing costs on expected future debt issuances. Each of our treasury lock transactions was designated as a cash flow hedge of the interest payments associated with an anticipated debt issuance. During the third quarter of 2024, we entered into treasury lock transactions to fix the ten-year treasury rate on an aggregate notional amount of $900 million. We also entered into treasury lock transactions to fix the thirty-year treasury rate on an aggregate notional amount of $650 million. As of September 30, 2024, we recognized an unrealized loss of $35 million within accumulated other comprehensive (loss) income and an associated derivative liability reflected within accrued liabilities on the Company’s Condensed Consolidated Balance Sheets related to these cash flow hedges. Upon termination, these derivatives will be amortized to earnings as a component of interest expense over the full term of each issuance.

4.    Income Taxes

Our effective income tax rate was 23.6% and 22.2% for the three and nine months ended September 30, 2024, respectively, compared with 24.1% and 24.0% for the three and nine months ended September 30, 2023, respectively. The decrease in our effective income tax rate when comparing the three and nine months ended September 30, 2024 and 2023 was primarily driven by (i) an increase in federal tax credits and (ii) the reduction in the state and local income tax rate partially offset by impacts of adopting Accounting Standards Update (“ASU”) 2023-02, which is discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

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

During the three and nine months ended September 30, 2024, we recognized a reduction in our income tax expense of $37 million and $111 million, respectively, due to federal tax credits expected to be realized from our RNG investments compared with $2 million and $6 million, respectively, for the comparable prior year periods.

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

During the three and nine months ended September 30, 2024, we recognized additional income tax expense of $19 million and $56 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense primarily due to federal tax credits of $26 million and $76 million, respectively. In addition, during the three and nine months ended September 30, 2024, we recognized interest expense of $5 million and $16 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

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

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of common shares outstanding at end of period	401.4	402.8	401.4	402.8
Effect of using weighted average common shares outstanding	0.1	1.2	0.1	3.0
Weighted average basic common shares outstanding	401.5	404.0	401.5	405.8
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.7	1.9	1.7	1.8
Weighted average diluted common shares outstanding	403.2	405.9	403.2	407.6
Potentially issuable shares	4.8	5.3	4.8	5.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.2	1.0	1.3	1.4

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

As of September 30, 2024, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 19 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $17 million higher than the $202 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2024. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2024, we had been notified by the government that we are a PRP in connection with 74 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design has serious deficiencies. MIMC and IPC subsequently engaged with the EPA and provided responses to the EPA letter. The EPA responded that, while the parties had not remedied all concerns from its letter, the parties had sufficiently demonstrated a path forward and were given additional time to submit a full remedial design, which was submitted during the third quarter of 2024. In late October 2024, the EPA provided comments in response to the full remedial design submission and the parties are currently reviewing those comments. As of September 30, 2024 and December 31, 2023, the recorded liability for MIMC’s estimated potential share of costs for the remedy was approximately $85 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. The Company expects to seek a refund of the entire amount deposited with the IRS and litigate any denial of the claim for refund. As of September 30, 2024 and December 31, 2023, the IRS deposit, net of reserve for uncertain tax positions, is classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(a)	Revenues	Operations(b)
Three Months Ended September 30:
2024
Collection and Disposal:
East Tier	$2,835	$(593)	$2,242	$718
West Tier	2,687	(549)	2,138	708
Other Ancillary	750	(46)	704	—
Collection and Disposal(c)(d)	6,272	(1,188)	5,084	1,426
Recycling Processing and Sales(c)	503	(71)	432	21
WM Renewable Energy(d)	88	(1)	87	28
Corporate and Other	12	(6)	6	(356)
Total	$6,875	$(1,266)	$5,609	$1,119

2023
Collection and Disposal:
East Tier	$2,700	$(556)	$2,144	$648
West Tier	2,546	(522)	2,024	613
Other Ancillary	701	(48)	653	(2)
Collection and Disposal(c)(d)	5,947	(1,126)	4,821	1,259
Recycling Processing and Sales(c)	386	(81)	305	18
WM Renewable Energy(d)	68	(1)	67	17
Corporate and Other	12	(7)	5	(273)
Total	$6,413	$(1,215)	$5,198	$1,021

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(a)	Revenues	Operations(b)
Nine Months Ended September 30:
2024
Collection and Disposal:
East Tier	$8,202	$(1,701)	$6,501	$2,064
West Tier	7,800	(1,593)	6,207	2,009
Other Ancillary	2,149	(135)	2,014	(9)
Collection and Disposal(c)(d)	18,151	(3,429)	14,722	4,064
Recycling Processing and Sales(c)	1,414	(209)	1,205	69
WM Renewable Energy(d)	228	(3)	225	67
Corporate and Other	36	(18)	18	(1,056)
Total	$19,829	$(3,659)	$16,170	$3,144

2023
Collection and Disposal:
East Tier	$7,934	$(1,622)	$6,312	$1,778
West Tier	7,450	(1,541)	5,909	1,720
Other Ancillary	1,998	(141)	1,857	(2)
Collection and Disposal(c)(d)	17,382	(3,304)	14,078	3,496
Recycling Processing and Sales(c)	1,154	(239)	915	55
WM Renewable Energy(d)	201	(3)	198	51
Corporate and Other	38	(20)	18	(812)
Total	$18,775	$(3,566)	$15,209	$2,790
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(c)	Certain fees related to the processing of recycled material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the three and nine months ended September 30, 2024, are $29 million and $77 million, respectively. The amounts in income from operations for three and nine months ended September 30, 2023, are $16 million and $41 million, respectively.
(d)	WM Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal businesses for landfill gas. The total amount of royalties in income from operations for the three and nine months ended September 30, 2024, are $13 million and $34 million, respectively. The total amount of royalties in income from operations for the three and nine months ended September 30, 2023, are $10 million and $30 million, respectively.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended September 30:
2024
Commercial	$1,564	$(205)	$1,359
Industrial	1,003	(206)	797
Residential	897	(22)	875
Other collection	822	(57)	765
Total collection	4,286	(490)	3,796
Landfill	1,345	(422)	923
Transfer	641	(276)	365
Total Collection and Disposal	6,272	(1,188)	5,084
Recycling Processing and Sales	503	(71)	432
WM Renewable Energy	88	(1)	87
Corporate and Other	12	(6)	6
Total	$6,875	$(1,266)	$5,609

2023
Commercial	$1,464	$(179)	$1,285
Industrial	982	(194)	788
Residential	875	(23)	852
Other collection	773	(55)	718
Total collection	4,094	(451)	3,643
Landfill	1,259	(412)	847
Transfer	594	(263)	331
Total Collection and Disposal	5,947	(1,126)	4,821
Recycling Processing and Sales	386	(81)	305
WM Renewable Energy	68	(1)	67
Corporate and Other	12	(7)	5
Total	$6,413	$(1,215)	$5,198

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Nine Months Ended September 30:
2024
Commercial	$4,591	$(586)	$4,005
Industrial	2,915	(592)	2,323
Residential	2,659	(67)	2,592
Other collection	2,354	(162)	2,192
Total collection	12,519	(1,407)	11,112
Landfill	3,813	(1,225)	2,588
Transfer	1,819	(797)	1,022
Total Collection and Disposal	18,151	(3,429)	14,722
Recycling Processing and Sales	1,414	(209)	1,205
WM Renewable Energy	228	(3)	225
Corporate and Other	36	(18)	18
Total	$19,829	$(3,659)	$16,170

2023
Commercial	$4,300	$(508)	$3,792
Industrial	2,889	(563)	2,326
Residential	2,595	(73)	2,522
Other collection	2,207	(161)	2,046
Total collection	11,991	(1,305)	10,686
Landfill	3,672	(1,220)	2,452
Transfer	1,719	(779)	940
Total Collection and Disposal	17,382	(3,304)	14,078
Recycling Processing and Sales	1,154	(239)	915
WM Renewable Energy	201	(3)	198
Corporate and Other	38	(20)	18
Total	$18,775	$(3,566)	$15,209
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

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

8.     Acquisitions

During the nine months ended September 30, 2024, we completed solid waste and recycling acquisitions primarily in New York, Florida, North Carolina, and Arizona with total consideration of $780 million, which included $774 million in cash paid and $6 million of other consideration, specifically purchase price holdbacks. In addition, we paid $16 million of holdbacks, primarily related to prior year acquisitions.

Total consideration for our 2024 acquisitions was primarily allocated to $160 million of property and equipment, $78 million of other intangible assets, primarily customer relationships, and $581 million of goodwill. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible. We remain in the measurement period for most of our acquisitions, and adjustments to our preliminary purchase price allocation may occur.

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

We expect the Stericycle acquisition to close in the fourth quarter of 2024, and we intend to finance the Stericycle acquisition through a combination of bank debt, commercial paper and/or issuance of senior notes.

9.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2024 primarily relates to a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our pending acquisition of Stericycle. The nine months ended September 30, 2024 include a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business recorded during the second quarter of 2024. This charge is reflected in our Corporate and Other measures within our segment reporting. (Gain) loss from divestitures, asset impairments and unusual items, net for the three and nine months ended September 30, 2023 were not material.

10.  Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(9), $3, $0 and $0, respectively	(26)	10	(22)	—	(38)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	—	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(26)	10	(22)	(1)	(39)
Balance, September 30, 2024	$(9)	$18	$(90)	$5	$(76)

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

In the second quarter of 2024 we repurchased 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $12 million, inclusive of per-share commissions, at a weighted average price of $209.20. There were no common stock repurchases during the third quarter of 2024.

As of September 30, 2024, the Company has authorization for $1,238 million of future share repurchases. As a result of the pending Stericycle acquisition discussed in Note 8, the Company previously announced that it has temporarily suspended share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined at management’s discretion, based on various factors, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2024	2023
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$444	$327
Equity securities	74	61
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	489	431
Total assets measured at fair value	$1,007	$819

Significant other observable inputs (Level 2):
Interest rate derivatives	$35	$—
Total liabilities measured at fair value	$35	$—
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

See Note 9 for information related to our nonrecurring fair value measurements.

Fair Value of Debt

As of September 30, 2024 and December 31, 2023, the carrying value of our debt was $16.7 billion and $16.2 billion, respectively. The estimated fair value of our debt was approximately $16.3 billion as of September 30, 2024 and $15.6 billion as of December 31, 2023.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2024 and December 31, 2023. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $381 million and $458 million as of September 30, 2024 and December 31, 2023, respectively. The debt balance related to our investments in low-income housing properties was $373 million and $408 million as of September 30, 2024 and December 31, 2023, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive (loss) income. Our investments and receivables related to these trusts had an aggregate carrying value of $112 million and $104 million as of September 30, 2024 and December 31, 2023, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive (loss) income. These trusts had a fair value of $124 million and $119 million as of September 30, 2024 and December 31, 2023, respectively.

14.  Subsequent Events

Stericycle Exchange Offer and Consent Solicitation

On September 10, 2024, we announced that, in connection with the acquisition of Stericycle, we commenced a private exchange offer (the “Exchange Offer”) and related consent solicitation on behalf of Stericycle (the “Consent Solicitation”) with respect to the outstanding 3.875% Senior Notes due 2029 issued by Stericycle (the “SRCL Notes”). The Exchange Offer and the Consent Solicitation are being made upon the terms and conditions set forth in an exchange offer memorandum and consent solicitation statement dated September 10, 2024 (the “Offering Memorandum”).

Pursuant to the Exchange Offer, we are offering to issue new notes (the “WM Notes”) in exchange for any and all of the $500 million aggregate principal amount of the SRCL Notes held by holders eligible to participate in the Exchange Offer (“Eligible Holders”). The WM Notes will have the same interest rate, interest payment dates and maturity date as the exchanged SRCL notes but will differ in certain respects from the SRCL Notes, including the redemption provisions, as described in the Offering Memorandum. In addition, pursuant to the Consent Solicitation, we solicited on behalf of

Stericycle and, as of September 23, 2024, we received consents from the Eligible Holders to amend the SRCL Notes and the related indenture under which they were issued to eliminate substantially all of the restrictive covenants, restrictive provisions and events of default, other than payment-related, guarantee-related and bankruptcy-related events of default (the “Proposed Amendments”).

The Exchange Offer and Consent Solicitation are being made solely pursuant to the conditions set forth in the Offering Memorandum in a private offering exempt from, or not subject to, registration under the Securities Act of 1933, as amended, and are conditioned upon, among other things, the consummation of the acquisition of Stericycle.

As of September 23, 2024 (the “Early Tender Date”), $474,581,000 in aggregate principal amount of SRCL Notes, representing approximately 94.92% of the aggregate principal amount of SRCL Notes outstanding, had been validly tendered and not validly withdrawn. As a result, we have received the requisite number of consents to adopt the Proposed Amendments. Eligible Holders of SRCL Notes validly tendered and not validly withdrawn by the Early Tender Date, and accepted for exchange, will receive at settlement an equal principal amount of WM Notes and cash consideration of approximately $2.63 per $1,000 principal amount of SRCL Notes.

On October 8, 2024, we issued a press release extending the expiration date of the Exchange Offer and Consent Solicitation (the “Expiration Date”) from October 8, 2024 to October 31, 2024, which may be further extended by us in our sole discretion. As of October 8, 2024, $485,255,000 in aggregate principal amount of SRCL Notes representing approximately 97.05% of the aggregate principal amount of SRCL Notes outstanding, had been validly tendered and not validly withdrawn. Eligible Holders of SRCL Notes validly tendered and not validly withdrawn after the Early Tender Deadline but on or prior to the Expiration Date, and accepted for exchange, will receive at settlement $970 principal amount of WM Notes per $1,000 principal amount of SRCL Notes and no cash consideration. We expect to settle the Exchange Offer on or about the third business day after the Expiration Date, as such date may be further extended.

Pending Acquisition of Stericycle and Related Financing

We currently expect to draw $5.2 billion principal amount of borrowings under the Term Credit Agreement to finance the majority of the Stericycle acquisition consideration. On October 28, 2024, we entered into a first amendment to the Term Credit Agreement to simplify logistics and permit such borrowings in advance of closing the acquisition. All conditions to closing the Stericycle acquisition with respect to antitrust and foreign direct investment laws have now been satisfied, with the exception of only the final clearance from the Competition Bureau of Canada pursuant to the Canadian Competition Act. This final clearance, funding of the borrowings under the Term Credit Agreement and the closing of the Stericycle acquisition are expected to occur in the fourth quarter of 2024.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “target,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth, and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions, including the pending Stericycle acquisition, or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions, including our planned integration of Stericycle; our ability to consummate and finance the Stericycle acquisition and achieve the anticipated benefits therefrom, including cost synergies; legal, regulatory and other matters that may affect the costs and timing of our ability to complete, integrate and deliver all of the expected benefits of the pending Stericycle acquisition; existing or new environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations and incentives; focus on, and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; weakness in general economic conditions and capital markets, including potential for an economic recession; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and manage cybersecurity incidents or comply with privacy regulations; inability to adapt and manage the benefits and risks of artificial intelligence; negative outcomes of litigation or governmental proceedings, including those acquired through transactions, including the pending Stericycle acquisition; and operations or management decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

The Company continually evaluates potential acquisitions that provide the opportunity for strategic growth. On June 3, 2024, we announced that we have entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle, Inc. (“Stericycle”) for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion when including approximately $1.4 billion of Stericycle’s net debt. Stericycle is a U.S. based leading provider of compliance-based solutions for regulated waste, including medical waste, and secure information destruction. Stericycle serves customers in North America and Europe. We believe that the pending Stericycle acquisition will expand the Company’s comprehensive environmental solutions in the growing healthcare market while advancing the Company’s sustainability commitments.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2024 Sustainability Report providing details on our sustainability-

related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at https://sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. While recycling commodity prices have recovered nicely in 2024 from the low levels experienced in 2023, commodity values are still below prices seen at the beginning of 2022. In our WM Renewable Energy segment, while the impacts of fluctuations are not currently material, the impact of fluctuations in the prices of electricity, Renewable Identification Numbers (“RINs”) and Renewable Energy Credits (“RECs”) could be significant as the segment continues to grow. We continue to take proactive steps to adjust our business models to protect against the down-side risk of changes in commodity prices.

Variability in economic conditions, including inflation, interest rates, employment trends and supply chain reliability, can create risk and uncertainty in financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. We remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Quarter Financial Results

During the third quarter of 2024, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, permanently reducing our cost to serve through the use of technology and automation, and investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments. This strategic focus, combined with strong operational execution, resulted in increased revenue, income from operations and income from operations margin. We remain diligent in offering a competitively profitable service that meets the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through paying a competitive market wage, investments in our digital platform and training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. During the third quarter of 2024, we allocated $781 million of available cash to capital expenditures and $301 million to our shareholders through dividends.

Key elements of our financial results for the third quarter include:

●	Revenues of $5,609 million, compared with $5,198 million in the prior year period, an increase of $411 million, or 7.9%. The increase is primarily attributable to higher yield in our Collection and Disposal businesses and an increase in market value for recycled commodities;
●	Operating expenses of $3,399 million, or 60.6% of revenues, compared with $3,188 million, or 61.3% of revenues, in the prior year period. The $211 million increase in operating expenses is primarily attributable to (i) higher recycling rebates from an increase in the market value for the commodities we process; (ii) annual employee wage increases and higher incentive compensation; (iii) our recent acquisition of a solid waste and recycling company in New York; (iv) an increase in landfill operating costs largely due to wet weather driving leachate costs higher; (v) an increase in volumes in our Strategic Business Solutions (“WMSBS”) business, which increases our subcontractor costs, and (vi) an increase in risk management costs. These increases were offset in part by (i) lower diesel fuel prices and (ii) improved operating efficiency and cost control initiatives in our Collection and Disposal businesses. Although our operating expenses increased overall, efficiency gains, improved employee retention, and momentum in truck deliveries, positioned us to significantly reduce our operating expenses as a percentage of revenue when compared to the third quarter of 2023;
●	Selling, general and administrative expenses were $525 million, or 9.4% of revenues, compared with $470 million, or 9.0% of revenues, in the prior year period. The $55 million increase is primarily attributable to (i) increased labor costs from higher annual and long-term incentive compensation costs and annual wage increases and (ii) increased professional fees to support strategic initiatives, including our pending acquisition of Stericycle. We focus on optimizing our costs and managing discretionary spending in order to drive continuous improvement in these costs as a percentage of revenue. The increase in this measure in the current quarter is entirely attributable to transaction and advisory costs incurred to support the pending acquisition of Stericycle;
●	Income from operations was $1,119 million, or 20.0% of revenues, compared with $1,021 million, or 19.6% of revenues, in the prior year period. The increase in the current year earnings was primarily driven by revenue growth and improved business performance in our Collection and Disposal businesses;
●	Net cash provided by operating activities was $1,358 million compared with $1,263 million in the prior year period, with the increase driven by higher earnings in our Collection and Disposal businesses, which were partially offset by (i) unfavorable changes in working capital and (ii) higher cash interest payments;
●	Free cash flow was $618 million compared with $612 million in the prior year period. Free cash flow was relatively flat on a year-over-year basis despite the significant increase in net cash provided by operating activities discussed above due to higher capital expenditures in the current year. The increase in capital expenditures was planned and is to support the growth of our business. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues from our major lines of business are as follows (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended September 30:
2024
Commercial	$1,564	$(205)	$1,359
Industrial	1,003	(206)	797
Residential	897	(22)	875
Other collection	822	(57)	765
Total collection	4,286	(490)	3,796
Landfill	1,345	(422)	923
Transfer	641	(276)	365
Total Collection and Disposal	6,272	(1,188)	5,084
Recycling Processing and Sales	503	(71)	432
WM Renewable Energy	88	(1)	87
Corporate and Other	12	(6)	6
Total	$6,875	$(1,266)	$5,609

2023
Commercial	$1,464	$(179)	$1,285
Industrial	982	(194)	788
Residential	875	(23)	852
Other collection	773	(55)	718
Total collection	4,094	(451)	3,643
Landfill	1,259	(412)	847
Transfer	594	(263)	331
Total Collection and Disposal	5,947	(1,126)	4,821
Recycling Processing and Sales	386	(81)	305
WM Renewable Energy	68	(1)	67
Corporate and Other	12	(7)	5
Total	$6,413	$(1,215)	$5,198

	Gross	Intercompany	Net
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Nine Months Ended September 30:
2024
Commercial	$4,591	$(586)	$4,005
Industrial	2,915	(592)	2,323
Residential	2,659	(67)	2,592
Other collection	2,354	(162)	2,192
Total collection	12,519	(1,407)	11,112
Landfill	3,813	(1,225)	2,588
Transfer	1,819	(797)	1,022
Total Collection and Disposal	18,151	(3,429)	14,722
Recycling Processing and Sales	1,414	(209)	1,205
WM Renewable Energy	228	(3)	225
Corporate and Other	36	(18)	18
Total	$19,829	$(3,659)	$16,170

2023
Commercial	$4,300	$(508)	$3,792
Industrial	2,889	(563)	2,326
Residential	2,595	(73)	2,522
Other collection	2,207	(161)	2,046
Total collection	11,991	(1,305)	10,686
Landfill	3,672	(1,220)	2,452
Transfer	1,719	(779)	940
Total Collection and Disposal	17,382	(3,304)	14,078
Recycling Processing and Sales	1,154	(239)	915
WM Renewable Energy	201	(3)	198
Corporate and Other	38	(20)	18
Total	$18,775	$(3,566)	$15,209
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023				Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$188	4.1%			$609	4.6%
Recycling Processing and Sales and WM Renewable Energy (c)	108	28.1			236	20.5
Energy surcharge and mandated fees	(19)	(7.9)			(55)	(7.6)
Total average yield (d)			$277	5.3%			$790	5.2%
Volume (e)			70	1.4			75	0.5
Internal revenue growth			347	6.7			865	5.7
Acquisitions			71	1.4			108	0.7
Divestitures			(4)	(0.1)			(5)	—
Foreign currency translation			(3)	(0.1)			(7)	(0.1)
Total			$411	7.9%			$961	6.3%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2024 vs. 2023		September 30, 2024 vs. 2023
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$78	5.8%	$245	6.3%
Industrial	43	4.8	135	5.1
Residential	42	5.1	145	6.0
Total collection	163	5.1	525	5.6
Landfill	14	1.7	43	1.9
Transfer	11	3.6	41	4.6
Total collection and disposal	$188	4.1%	$609	4.6%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital needs of our business. Average yield growth in our collection line of business was 5.1% and 5.6% for the three and nine months ended September 30, 2024, respectively. We are also continuing to see growth in our disposal business with average yield in our municipal solid waste business of 3.1% and 3.2% for the three and nine months ended September 30, 2024, respectively.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield increased $102 million and $219 million for the three and nine months ended September 30, 2024, as compared with prior year periods. Average market prices for single-stream recycled commodities increased approximately 75% and nearly 65% for the three and nine months ended September 30, 2024, respectively, as compared with the prior year periods. Yield from the WM Renewable Energy segment increased $6 million and $17 million for the three and nine months ended September 30, 2024, respectively, as compared with the prior year periods, primarily driven by increases in RINs values. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees, which include our energy surcharge program and other mandated fees, decreased $19 million and $55 million for the three and nine months ended September 30, 2024, respectively, as compared with the prior year periods. Our energy surcharge incorporates market prices for both diesel and CNG. The decrease in energy surcharge revenues is primarily due to a decline of nearly 15% and nearly 10% in market prices for diesel fuel for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and nine months ended September 30, 2024, respectively, as compared with the prior year periods.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $70 million and $75 million for the three and nine months ended September 30, 2024, respectively, as compared with the prior year periods. Volume increases have been generated by our WMSBS business due to our continued focus on a differentiated service model for national accounts customers, special waste and municipal solid waste tons at our landfills, an increase in recycling activity, and our commercial collection business. These increases were partially offset by a decline in our industrial and residential collection volumes. Furthermore, our construction and demolition landfill volumes for the nine months ended September 30, 2024, declined as compared to prior year due to clean-up efforts in our East Tier from Hurricane Ian in the prior year.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Labor and related benefits	$962	17.2%	$913	17.6%	$2,780	17.2%	$2,750	18.1%
Transfer and disposal costs	339	6.0	325	6.2	981	6.1	955	6.3
Maintenance and repairs	527	9.4	508	9.8	1,538	9.5	1,503	9.9
Subcontractor costs	576	10.3	566	10.9	1,673	10.3	1,627	10.7
Cost of goods sold	282	5.0	187	3.6	766	4.7	561	3.7
Fuel	106	1.9	122	2.3	329	2.0	381	2.5
Disposal and franchise fees and taxes	197	3.5	190	3.7	559	3.5	553	3.6
Landfill operating costs	130	2.3	105	2.0	393	2.4	339	2.2
Risk management	96	1.7	84	1.6	269	1.7	233	1.5
Other	184	3.3	188	3.6	542	3.4	558	3.7
	$3,399	60.6%	$3,188	61.3%	$9,830	60.8%	$9,460	62.2%

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — We have been driving optimization in these costs through technology that drives route optimization, improved driver retention, and efficiency. The increase in labor and related benefits costs for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by (i) annual employee wage increases and higher incentive compensation; (ii) our recent acquisition of a solid waste and recycling company in New York, and (iii) higher employee benefits costs. For the first six months of 2024, labor and related benefit costs decreased as compared to the prior year periods because of efficiency gains and improved driver retention. While these productivity and operational efficiency gains continued to provide benefits in the third quarter, they were more than offset by the increases described above.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to (i) inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers and (ii) our recent acquisition of a solid waste and recycling company in New York. These cost increases were offset, in part, by decreases in industrial and residential collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily driven by (i) inflationary and acquisition related cost increases for parts, supplies and third-party services, although the impact of inflationary cost increases has moderated from the high levels observed during the first half of 2023 and (ii) annual wage increases and higher technician headcount. These cost increases were offset, in part, by an improvement in new truck deliveries, which lowered average fleet age and reduced demand for third-party services, parts and supplies and has resulted in improvements in operational efficiencies.

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

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by an approximate 75% and 65% increase in single-stream recycling commodity prices for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods.

Fuel — The decrease in fuel costs was primarily due to a decrease of nearly 15% and nearly 10% in market prices for diesel fuel during the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by an increase in landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to (i) leachate collection and treatment which can largely be attributed to particularly wet weather in certain markets throughout 2024; (ii) methane collection and treatment and (iii) site maintenance.

Risk Management — Risk management costs increased primarily due to higher auto and workers compensation claims costs and increases in premiums for property coverage. Additionally, for the nine months ended September 30, 2024, costs increased due to adjustments to our reserves for certain large loss claims offset, in part, by current year insurance recoveries for property claims associated with a hurricane in 2023.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Labor and related benefits	$324	5.8%	$280	5.4%	$961	6.0%	$885	5.8%
Professional fees	89	1.6	61	1.1	200	1.2	166	1.1
Provision for bad debts	11	0.2	16	0.3	37	0.2	36	0.2
Other	101	1.8	113	2.2	319	2.0	326	2.2
	$525	9.4%	$470	9.0%	$1,517	9.4%	$1,413	9.3%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2024 primarily due to (i) increased labor costs from higher annual and long-term incentive compensation costs, and annual wage increases and (ii) increased professional fees to support strategic initiatives, including our pending acquisition of Stericycle. Partially offsetting these increases was a decline in litigation costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Depreciation of tangible property and equipment	$323	5.8%	$298	5.7%	$943	5.8%	$894	5.9%
Depletion of landfill airspace	203	3.6	188	3.6	580	3.6	554	3.6
Amortization of intangible assets	32	0.5	33	0.7	92	0.6	97	0.7
	$558	9.9%	$519	10.0%	$1,615	10.0%	$1,545	10.2%

The increase in depreciation of tangible property and equipment for the three and nine months ended September 30, 2024 as compared to prior year periods was primarily driven by accelerated investments in capital assets such as trucks, digital assets, and upgraded facilities and equipment. The increase in depletion of landfill airspace for the three and nine months ended September 30, 2024 as compared to the prior year period, was driven by changes in amortization rates from revisions in landfill estimates and volume increases, partially offset by the closure of a landfill in our East Tier.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2024 primarily relates to a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our pending acquisition of Stericycle. The nine months ended September 30, 2024 include a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business recorded during the second quarter of 2024. This charge is reflected in our Corporate and Other measures within our segment reporting. (Gain) loss from divestitures, asset impairments and unusual items, net for the three and nine months ended September 30, 2023 were not material.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2024	2023	Change		2024	2023	Change
Collection and Disposal:
East Tier	$718	$648	$70	10.8%	$2,064	$1,778	$286	16.1%
West Tier	708	613	95	15.5	2,009	1,720	289	16.8
Other Ancillary	—	(2)	2	*	(9)	(2)	(7)	*
Collection and Disposal	1,426	1,259	167	13.3	4,064	3,496	568	16.2
Recycling Processing and Sales	21	18	3	16.7	69	55	14	25.5
WM Renewable Energy	28	17	11	64.7	67	51	16	31.4
Corporate and Other	(356)	(273)	(83)	30.4	(1,056)	(812)	(244)	30.0
Total	$1,119	$1,021	$98	9.6%	$3,144	$2,790	$354	12.7%
Percentage of revenues	20.0%	19.6%			19.4%	18.3%

*Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2024, as compared with the prior year periods, are summarized below:

●	Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to (i) our focus on price increases that keep pace with inflationary cost pressures in our business alongside intentional efforts to improve efficiency and operating costs incurred to serve our customers; (ii) gains on the sale of non-strategic assets and (iii) higher landfill volumes generated from special waste and municipal solid waste as well as an increase in volumes from our WMSBS business. These increases were partially offset by (i) a decline in revenue from industrial volumes; (ii) increased depreciation expenses with relation to our fleet, machinery and equipment as well as higher depletion costs at our landfills and (iii) an increase in landfill operating costs.
●	Recycling Processing and Sales — The increase in income from operations in Recycling Processing and Sales for the nine-month period was primarily due to (i) improved commodity pricing compared to prior year; (ii) a gain on sale of a non-strategic asset in the second quarter of 2024 and (iii) benefits from our growth investments and cost management. These improvements were partially offset by the impact of higher facility shutdown costs incurred during our capital investment programs targeted at automating and upgrading our single stream recycling business across North America.
●	WM Renewable Energy — The increase in income from operations in WM Renewable Energy was primarily driven by increased revenue due to (i) higher RIN quantities and market values and (ii) increased beneficial use of landfill gas due to the completion of additional projects.
●	Corporate and Other — The decrease in income from operations was primarily driven by (i) a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business recorded during the second quarter of 2024; (ii) higher annual and long-term incentive compensation costs; (iii) increased professional fees to support strategic initiatives, including our pending acquisition of Stericycle; (iv) an increase in risk management costs due to an adjustment to our reserves for auto and workers compensation claims and increases in premiums for property coverage and (v) a loss arising from the divestiture of a minority-owned medical waste investment.

Interest Expense, Net

Our interest expense, net was $131 million and $397 million for the three and nine months ended September 30, 2024, respectively, compared to $127 million and $372 million for the three and nine months ended September 30, 2023, respectively. The increase is primarily related to an increase in our average debt balances to fund growth as well as an increase in our weighted average borrowing rate of approximately 20 basis points.

Equity in Net Income (Losses) of Unconsolidated Entities

We recognized equity method investment income of $1 million and $4 million during the three and nine months ended September 30, 2024, respectively, compared to losses of $18 million and $41 million for the three and nine months ended September 30, 2023, respectively. These financial statement impacts are largely related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. In 2024, we adopted Accounting Standards Update (“ASU”) 2023-02, and, as a result, beginning in 2024, the amortization of these investments is recognized as a component of income tax expense. Refer to Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Income Tax Expense

Our income tax expense was $235 million and $611 million for the three and nine months ended September 30, 2024, respectively, compared to $210 million and $570 million for the three and nine months ended September 30, 2023, respectively. Our effective income tax rate was 23.6% and 22.2% for the three and nine months ended September 30, 2024, respectively, compared to 24.1% and 24.0% for the three and nine months ended September 30, 2023, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden on August 16, 2022 and contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secure approximately $60 million of annual pre-tax benefit (recorded as a reduction in our operating expense) for tax credits in 2023 and 2024.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$614	$458
Restricted funds and other:
Insurance reserves	$423	$376
Final capping, closure, post-closure and environmental remediation funds	124	119
Other	—	17
Total restricted funds and other (a)	$547	$512
Debt:
Current portion	$676	$334
Long-term portion	15,977	15,895
Total debt	$16,653	$16,229
(a)	As of September 30, 2024 and December 31, 2023, $90 million of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of September 30, 2024, we had approximately $1.9 billion of debt maturing within the next 12 months, including (i) $1.2 billion of tax exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $422 million of 3.125% senior notes that mature in March 2025 and (iii) $254 million of other debt with scheduled maturities within the next 12 months, including $110 million of tax-exempt bonds. As of September 30, 2024, we have classified $1.2 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $676 million of debt maturing in the next 12 months is classified as current obligations.

During the nine months ended September 30, 2024, WMI issued $750 million of 4.950% senior notes due 2027 and $750 million of 4.950% senior notes due 2031, the net proceeds of which were $1.5 billion. The net proceeds were used primarily to reduce outstanding borrowings under our commercial paper program.

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

	September 30,	December 31,
	2024	2023
Balance Sheet Information:
Current assets	$409	$276
Noncurrent assets	14	25
Current liabilities	608	336
Noncurrent liabilities:
Advances due to affiliates	22,271	21,228
Other noncurrent liabilities	13,902	13,798

Nine Months Ended
September 30, 2024
Income Statement Information:
Revenue	$—
Operating income	(340)
Net loss	(252)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2024	2023
Net cash provided by operating activities	$3,879	$3,337
Net cash used in investing activities	$(2,839)	$(2,007)
Net cash used in financing activities	$(903)	$(1,525)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $542 million for the nine months ended September 30, 2024, as compared with the prior year period, driven by (i) higher earnings in our Collection and Disposal businesses; (ii) favorable changes in working capital and (iii) lower annual incentive compensation payments. This increase was partially offset by higher cash interest payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2024 and 2023 are summarized below:

●	Capital Expenditures — We used $2,116 million and $1,853 million for capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. The increase in capital spending is primarily driven by (i) our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments and (ii) an increase in truck spending in the current year due to supply chain constraints on truck deliveries in the prior year.
●	Acquisitions — Our spending on acquisitions was $790 million and $139 million during the nine months ended September 30, 2024 and 2023, respectively, of which $782 million and $139 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activity related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our solid waste and recycling businesses.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the nine months ended September 30, 2024 and 2023, we used $38 million and $71 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2024 and 2023 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings (net of related discount) and repayments of debt for the nine months ended September 30 (in millions):

	2024	2023
Borrowings:
Commercial paper	$9,424	$14,062
Senior notes	1,490	3,207
Tax-exempt bonds	—	50
	$10,914	$17,319
Repayments:
Commercial paper	$(10,306)	$(15,335)
Senior notes	(156)	(500)
Term loan	—	(1,000)
Tax-exempt bonds	(60)	(65)
Other debt	(97)	(91)
	$(10,619)	$(16,991)
Net cash borrowings (repayments)	$295	$328

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the nine months ended September 30, 2024 and 2023, we used $262 and $990 million, respectively, to repurchase shares of our common stock under accelerated share repurchase agreements and open market transactions. The decrease in share repurchase activity in 2024 relates to our temporary suspension of share repurchase activity in anticipation of the acquisition of Stericycle. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be about 24 months after the acquisition closes. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our share repurchase activity.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $909 million and $855 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.70 in 2023 to $0.75 in 2024.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$1,358	$1,263	$3,879	$3,337
Capital expenditures to support the business	(598)	(493)	(1,545)	(1,456)
Capital expenditures - sustainability growth investments (a)	(183)	(180)	(571)	(397)
Total capital expenditures	(781)	(673)	(2,116)	(1,853)
Proceeds from divestitures of businesses and other assets, net of cash divested	41	22	99	68
Free cash flow	$618	$612	$1,862	$1,552
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Inflation

Variability in economic conditions, including inflation, interest rates, employment trends, and supply chain reliability, can create risk and uncertainty in financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity, and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses, and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2024 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2024. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

We incorporate by reference into Item 5 of this Quarterly Report on Form 10-Q the information disclosed in Note 14 to the Condensed Consolidated Financial Statements under the heading “Pending Acquisition of Stericycle and Related Financing.”

Securities Trading Plans of Directors and Executive Officers

On September 4, 2024, Tara Hemmer, Senior Vice President and Chief Sustainability Officer, adopted a stock trading plan (the “Hemmer Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Hemmer Trading Plan will commence on December 3, 2024 and will automatically terminate on the earlier of June 30, 2025 and the completion of all of the contemplated transactions set forth therein. The Hemmer Trading Plan provides for (i) the donation of 714 shares of our common stock; (ii) the potential sale of all net after-tax shares of our common stock received from the vesting on March 1, 2025 of 5,102 restricted share unit (“RSU”) equity compensation awards and (iii) the potential sale of 50% of net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards, for the performance period ended December 31, 2024. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Ms. Hemmer received a target grant of 9,252 PSU awards with a performance period ended December 31, 2024; the number of shares to be paid out to Ms. Hemmer on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Hemmer Trading Plan will be determined in the first quarter of 2025 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

On September 9, 2024, Ms. Devina Rankin, Executive Vice President and Chief Financial Officer, adopted a stock trading plan (the “Rankin Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rankin Trading Plan will commence on February 3, 2025 and will automatically terminate on the earlier of February 3, 2026 and the completion of all of the contemplated transactions set forth therein. The Rankin Trading Plan provides for (i) the potential sale of all net after-tax shares of our common stock received from the vesting on March 1, 2025 of 6,803 RSU equity compensation awards and (ii) the potential sale of 50% of net after-tax shares of our common stock received from the payout of PSU equity compensation awards, for the performance period ended December 31, 2024. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Ms. Rankin received a target grant of 11,972 PSU awards with a performance period ended December 31, 2024; the number of shares to be paid out to Ms. Rankin on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Hemmer Trading Plan, the number of shares of common stock to potentially be sold pursuant to the Rankin Trading Plan will be determined in the first quarter of 2025.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Term Credit Agreement dated as of August 28, 2024 by and among WMI, WM Holdings., the banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent [Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 3, 2024].

10.2*	Form of 2024 Long Term Incentive Compensation Award Agreement RSU Award Agreement (U.S.) (Three-Year Step Vest).

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: October 28, 2024