Form 10-K
period 2024-12-31
WASTE MANAGEMENT INC
filed 2025-02-19
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $85.4 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 14, 2025 was 402,115,439 (excluding treasury shares of 228,167,022).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made, and you should not place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report and may also be described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or other developments after the date of those statements.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” of this Annual Report. These risks include the following:

Strategy and Operational Risks

●	If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.
●	We may not realize the strategic benefits and cost synergies anticipated from the Stericycle acquisition.
●	Our operations must comply with extensive existing regulations, and changes in regulations, including with respect to emerging contaminants, such as PFAS (as defined below), and extended producer responsibility, can restrict or alter our operations, increase our operating costs, increase our tax liabilities, reduce revenues, or require us to make additional capital expenditures.
●	Our business is subject to operational and safety risks, including the risk of injury to employees and others.
●	We may be unable to obtain or maintain required permits for our operations or expand existing permitted capacity at our landfills, due to land scarcity, public opposition or otherwise, which can require us to identify disposal alternatives, resulting in decreased revenue and increased costs.
●	If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.
●	Increases in our labor costs as a result of labor unions organizing, changes in regulations related to labor unions or increases in employee minimum wages, could adversely affect our future results.
●	The seasonal nature of our business, severe weather events resulting from climate change and event driven projects cause our results to fluctuate, and prior performance may not be indicative of our future results.
●	Damage to our reputation and the value of our brand would negatively impact our business.
●	We have made significant investments in an extensive natural gas truck fleet, which makes us partially dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices, and requirements to transition away from our current vehicle fleet to electric powered vehicles could impair our investments and result in cost increases and significant additional capital investment.

●	We may not be able to achieve our sustainability-related goals, including reduction of our greenhouse gas emissions, or execute on our sustainability-related growth strategy and initiatives, within planned timelines or anticipated budget, which could damage our reputation and negatively impact the benefits anticipated from our investments.
●	Focus on, and regulation of, sustainability performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects.

External Economic and Industry Risks

●	Market disruption, including labor shortages, external strikes, and supply chain constraints, and macroeconomic pressures, including inflation, have recently had, and may in the future have, an adverse impact on our business and results of operations.
●	The environmental services industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.
●	Our revenues, earnings and cash flows fluctuate based on changes in commodity prices and demand and may fluctuate substantially without notice in the future.
●	Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.
●	General economic conditions can directly and adversely affect revenues for our services and our income from operations margins.
●	Reduction in volumes of medical waste, controlled substances wastes, and personal and confidential information, and changing conditions in the healthcare industry, could adversely affect our financial results.
●	Weakness in the economy may expose us to credit risk of governmental entities and municipalities and other major customers, which could negatively impact our financial results.
●	Changes to applicable tax laws and regulation or interpretation thereof or the imposition of new or increased taxes may increase our tax liabilities and could adversely affect our operating results and cash flows.
●	Shortages in diesel fuel supply or increases in diesel fuel prices may increase our operating expenses.
●	Large-scale disruption of social and commercial activity and financial markets may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Technology and Information Security Risks

●	Developments in technology could trigger a fundamental change in our industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability.
●	If we are not able to develop new service offerings and protect intellectual property or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.
●	We are dependent on technology, and if our technology fails, our business would be adversely affected.
●	Inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.
●	Significant cybersecurity incidents may negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.
●	Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

Legal, Regulatory and Compliance Risks

●	Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.
●	Our sustainability growth strategy includes significant planned and ongoing investments in our WM Renewable Energy segment; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.

●	The impact of climate change, and the adoption of climate change legislation or regulations restricting emissions of greenhouse gases, could increase our costs to operate.
●	Failure to maintain an effective system of internal control over financial reporting, due to technology issues, difficulties integrating Stericycle’s operations and systems, or otherwise, could adversely affect our ability to provide accurate and timely financial statements, which may harm our business and reputation.
●	We could be subject to significant fines and penalties, and our reputation could be adversely affected, if we or third parties with whom we have a relationship fail to comply with U.S. or foreign laws or regulations.
●	Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

Financial Risks

●	Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.
●	Increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.
●	We may record material charges against our earnings due to impairments to our assets.
●	We could face significant liabilities for withdrawal from multiemployer pension plans.

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet. During 2024, our largest customer represented less than 5% of annual revenues.

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle, Inc. (“Stericycle”), the operations of which are presented in this report as our new WM Healthcare Solutions segment. The acquisition expands our offerings in the U.S. and Canada and adds operations in parts of Western Europe. These businesses provide Regulated Waste and Compliance Services (“RWCS”) and Secure Information Destruction (“SID”) services that protect people and brands, promote health and well-being and safeguard the environment. Stericycle operates out of approximately 361 leased and owned facilities worldwide with 69 autoclaves or alternative medical waste treatment facilities, 18 medical waste incinerator facilities, 107 SID processing facilities, and 167 transfer stations. Included within our WM Healthcare Solutions segment are 35 locations that are classified as held for sale as of December 31, 2024. The acquisition is discussed further in Note 17 to the Consolidated Financial Statements.

We own or operate 262 landfill sites, which is the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 339 transfer stations, excluding those acquired from Stericycle, that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our solid waste business.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customers will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant planned investments in our WM Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. In addition, with our acquisition of Stericycle, we have advanced our growth strategy and built upon our sustainability initiatives. The acquisition provides a complementary business platform in medical waste, a sector with attractive near- and long-term growth dynamics, and in secure information destruction services to further our leading suite of comprehensive waste and environmental solutions. Furthermore, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Our Company’s goals are targeted at putting our people first, positioning them to serve and care for our customers, the environment, the communities in which we work and our stockholders. Our brand promise is ALWAYS WORKING FOR A SUSTAINABLE TOMORROW®. We live this promise through our service offerings and sustainable solutions, our investments in innovation, our people and our commitment to the future. Through our longtime focus on finding sustainable solutions, we continue to evolve beyond being a traditional environmental waste services company. Increasingly, our industry-leading focus on environmental sustainability aligns with demand from our customers who want more of their waste materials recovered. Waste streams are becoming more complex, and our aim is to address current needs, while anticipating the expanding and evolving needs of our customers. We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and tomorrow as we work together to envision and create a more sustainable future.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and in any economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the November 2024 acquisition of Stericycle. In December 2024, we announced that our Board of Directors expects to increase the quarterly dividend from $0.75 to $0.825 per share for dividends declared in 2025, which is a 10% increase from the quarterly dividends we declared in 2024. This is an indication of our ability to generate strong and consistent cash flows and marks the 22nd consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales, (iv) WM Renewable Energy and (v) WM Healthcare Solutions. Our East and West Tiers along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses.

Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region and British Columbia, Canada.

We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other. For further discussion refer to Note 19 of our Consolidated Financial Statements.

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

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2024, we owned or operated 257 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills throughout the U.S. and Canada. As of December 31, 2024, we owned or controlled the management of 239 sites with remedial activities that are in closure or have received a certification of closure from the applicable regulatory agency. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Included within our Collection and Disposal businesses are landfills having (i) 20 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 16 third-party renewable natural gas (“RNG”) facilities processing landfill gas to be sold to natural gas suppliers and (iii) six third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 84 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

Transfer. As of December 31, 2024, we owned or operated 339 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Sustainability and Environmental Solutions (“SES”) — Our SES business collaborates with our geographic areas and national accounts sales team to offer our customers end-to-end solutions that help businesses achieve their sustainability, recycling and waste diversion goals while meeting industry-specific compliance requirements and rising environmental demands. These solutions include (i) Sustainability Services, where our employees provide full-service waste management solutions and advisory services, working full-time onsite at our customers’ facilities or through remote-managed programs (this service is managed through our SES business but reflected principally in our collection line of business); (ii) remediation and construction services; (iii) management and marketing of fly ash, which is residue generated from the combustion of coal to generate electricity; and (iv) industrial waste services, which uses thermal and mechanical separation technologies to minimize waste volumes and recover commodities at the point of generation. The breadth of these service offerings, combined with our large and expanding network of technology-enabled infrastructure in recycling, organics and renewable energy give us the ability to help customers reduce the amount of waste they generate, identify recycling opportunities and determine efficient and environmentally friendly means for waste collection and disposal. Through these services, we aim to help customers increase circularity and accelerate their decarbonization goals.

Recycling Processing and Sales

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. We are North America’s leading recycler of post-consumer materials. We not only collect materials from households and businesses across the U.S. and Canada, we also process and sell them to manufacturers to be recycled and sold generally within the North American market. Demand for recycled materials is generally growing. Several states have recently passed minimum-recycled-content mandates, and many companies are responding to requirements for recycled content from their own customers and to meet sustainability targets. We are helping expand the availability of recycled materials by investing in infrastructure, increasing access to recycling services and educating customers through our Recycle Right® program.

Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper and cardboard in one bin. Residential single-stream programs have greatly increased recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. In addition to advancing our single stream recycling programs for commercial applications, we continue to invest in recycling technologies and businesses designed to offer services and solutions to support and grow our current operations. We are investing in enhanced recycling facility technology at new and existing facilities to benefit labor productivity, support increased recycling capacity and allow for dynamic adjustments to respond to evolving end-market demands. In 2023 and 2024, we opened eight and three new recycling facilities, respectively, within the U.S. and Canada equipped with advanced recycling technology. We continue to invest in recycling facility automation and new markets across the U.S. and Canada. Our Recycling Processing and Sales segment includes the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our recycling facilities for processing. As of December 31, 2024, we operated 105 recycling facilities, of which 45 are single stream, where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

Organics processing and sales — We collect recyclable food and yard waste from commercial, residential, and industrial customers, and process these materials through a network of mulching, composting, CORe®, and anaerobic digestion facilities. As of December 31, 2024, we operated 49 organics recycling facilities and also partner with third-party processors. Our network of facilities utilizes, markets and sells products including mulch, compost, soil amendments, and renewable energy.

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

WM Renewable Energy

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy segment. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2024, we had 102 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 65 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 23 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 11 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three of these projects are on third-party landfills. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, heat and/or steam, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains seven third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 52 additional third-party landfill beneficial gas use projects in the form of royalties.

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

WM Healthcare Solutions

Our WM Healthcare Solutions segment, through our subsidiary Stericycle, is primarily a business-to-business company providing RWCS and SID services that protect people and brands, promote health and well-being and safeguard the environment. WM Healthcare Solutions serves customers in the U.S., Canada and Western Europe with solutions to safely manage materials that could otherwise spread disease, contaminate the environment, or compromise one’s identity. Services provided through our WM Healthcare Solutions segment includes the following:

Regulated Waste and Compliance Services

WM Healthcare Solutions includes compliance programs and collection, processing, and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste. RWCS are provided to customers in the U.S., Canada, Ireland and the United Kingdom (“U.K.”).

Regulated waste can be defined as any material subject to government-imposed guidelines for handling the material for transportation or disposal. Examples include medical waste, pathological waste, sharps and pharmaceutical waste.

Collection and Transportation — The collection process for regulated waste streams begins at the customer location with waste segregation. To assure regulatory compliance, we educate our customers and will not accept material from customers unless it complies with our waste acceptance protocols and is properly stored or packaged in containers that we have either supplied or approved and is appropriately labeled.

Our team members then collect containers at the customer location via our fleet of vehicles. The majority of collected waste is then transported directly to one of our processing facilities or to one of our WM Healthcare Solutions transfer stations where waste is aggregated until it is transported to a processing facility.

Processing and Disposal of Regulated Waste — Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer and/or notifying the appropriate regulatory authorities. From there, regulated waste is processed using one of several treatments or processing technologies, predominantly at one of our facilities:

●	Autoclaving — Autoclaving is the primary method of regulated waste treatment. This process relies on steam at high temperature and pressure to kill pathogens and render materials non-infectious.
●	Alternative Technologies — We use several different non-incineration alternatives to autoclaves, predominantly outside of the U.S. The processes used by these technologies are similar to autoclaving, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens and render materials non-infectious. Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable.
●	Incineration — While we strive to use alternative, non-incineration methods for treating medical waste, incineration remains a regulatory requirement and/or a best practice in certain geographies or for certain types of medical waste that need to be chemically destroyed. Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures and non-hazardous pharmaceutical waste. Air emissions from incinerators can contain certain byproducts that are subject to federal, state and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated.

Upon completion of the treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by unaffiliated third parties or by the Company. Additionally, in several of our incineration facilities, primarily in the U.K., we use different types of waste-to-energy solutions as part of our processes.

Secure Information Destruction

WM Healthcare Solutions also provides for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. SID services are provided to customers in the U.S., Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands and the U.K.

We leverage a combination of off-site and on-site document destruction methods for one-time and recurring paper shredding. Our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and can provide secure chain-of-custody and proof of service. Shredded paper is then sold as sorted office paper.

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

Included within our Corporate and Other businesses’ closed sites are (i) six third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 15 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. While most of these investments are in the form of minority equity stakes, they can also include joint ventures, joint development agreements or majority equity stakes. The solutions and services include (i) waste collection, processing and recycling; (ii) the development, operation and marketing of waste processing facilities and technologies; (iii) operation of RNG plants and (iv) the development and operation of organic recycling technologies. Furthermore, we continually scout, evaluate and run proof-of-concepts of innovative technologies within our core operations to improve safety, operational efficiencies and customer solutions.

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. We principally compete with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products and waste brokers that rely upon haulers in local markets to address customer needs.

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

Human Capital Resources

Employees

As of December 31, 2024, we had approximately 61,700 full-time employees across the U.S., Canada, Western Europe, and India. Approximately 54,300 employees were located within the U.S. and 7,400 employees were located outside of the U.S. Approximately 8,400 employees were employed in administrative and sales positions with the remainder in operations. Approximately 9,900 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2024 Sustainability Report at sustainability.wm.com, which was issued prior to our acquisition of Stericycle and does not incorporate any aspects of the acquired operations. Our 2024 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

People First Commitment

Our People First commitment means knowing that the daily contributions of our team members are what enable us to play a vital role in the communities we serve. Our success depends upon effective leadership, the contributions of each employee and our ability to give them the tools they need to safely execute their roles as well as to develop and excel in their careers. As our industry and workforce evolve, we are focused on our imperatives of keeping our employees safe, being an inclusive employer at all levels of our Company, managing employee turnover, increasing retention, succession planning and development, and supporting employee experience, ongoing cultural integration and knowledge transfer. We regularly focus on these objectives when managing our business.

We strive to be a workplace of choice through competitive pay, comprehensive benefits for long-term financial and personal health and opportunities for growth across our ranks. "We Are WM" is our Employer Value Proposition, grounded in our People First commitment and shared through a framework that enables us to demonstrate that we are (i) investing in our teams by providing comprehensive benefits; (ii) committed to the growth of our team by providing state-of-the-art trainings and our education benefit, Your Tomorrow, as further discussed under Compensation and Benefits; (iii) performing essential and meaningful work and (iv) working for a sustainable tomorrow by leaving the world a better place than we found it. Being an employer of choice is critical to our efforts to attract and retain a high-quality workforce, while motivating us to sharpen our focus on our values that help us empower and develop good employees. By promoting from within and offering training and experiential opportunities, we help employees maximize their effectiveness and grow in their careers.

Safety as a Core Value

At the Company, safety is a core value, with no compromise. A large number of our employee population work as drivers, heavy equipment operators and sorters, which are essential jobs that carry inherent risks. For nearly 20 years, we have engaged employees on safety to continually improve our culture and performance. As part of those efforts, in 2023 we developed and implemented a new safety vision for WM, which seeks to ensure that our employees make health and safety the foundation of their work, guiding each step they take. Our safety commitment is to value every voice, protect our communities, and work to enable everyone to get home safe, every day. Employees learn safety best practices through new-hire training, onboarding programs and ongoing training. To build upon lessons learned in training, we conduct structured observations of frontline employees that cover all aspects of our collection and post-collection operations, including driving, loading, unloading, lifting and lowering and arriving prepared for work. In 2023, the Company announced a safety goal focused on reduction of our Total Recordable Incident Rate (“TRIR”) by 3% annually, targeting TRIR of 2.0 annually by 2030. TRIR measures the number of injuries occurring per 100 employees per year (number of injuries per 200,000 hours). Our TRIR as of December 31, 2024 was 3.23. While our overall results in 2024 did not demonstrate targeted progress toward the 2030 goal, we were able to determine that the number of incidents is meaningfully improving for our core operations, though these improvements have been offset by the impacts of acquisition activity as well as a significant reduction in work hours from an improvement in driver retention and operational efficiency. We often find that the discipline and culture of the Company benefit acquired businesses. Accordingly, while there can be short-term impacts from acquisitions on measures such as TRIR, we are confident that the time and resources dedicated to pursuing our safety commitment have us on track for continued progress in the years ahead. The Company reduced  overall (5.8%), OSHA recordable (2.2%), and Lost Time (2.4%) injuries in 2024 and remains focused on the prevention of serious injuries.

Cultivating Belonging

We embrace and cultivate respect, trust, open communications and diversity of thought and people. We are committed to fostering an environment where all team members feel welcomed, valued and seen. Our commitment to a culture of belonging is reflected in the diverse backgrounds of our Board of Directors and senior leadership team and in our overall workforce in the U.S., which is comprised of individuals of all ethnicities and genders. Additional information about our workforce can be found in our 2024 Sustainability Report at sustainability.wm.com. We are proud of what we have been able to achieve so far, and we will continue to strive to further embed a culture of belonging within the Company. To enable us to achieve a workplace where all feel welcomed and valued, we are committed to evaluating our policies, practices and procedures, recruitment and partnerships to ensure that our efforts are fair, sustainable and tied to our business strategy.

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

Compensation and Benefits

The objective of our compensation and benefit programs is to attract, engage, reward and incentivize valuable employees who will drive the successful execution of our strategy. We pay the full cost to provide employees with short-term disability benefits, long-term disability benefits, basic life insurance for the employee and their dependents, and employee and family assistance benefits. The costs for medical and dental coverage are shared with employees, with the Company paying for a majority of the premium expense. The Company offers other important benefits such as paid vacation and holidays, mental health services, legal services, flexible spending accounts, dependent care assistance, adoption assistance, employee discounts and student loan refinancing services. We also recognize the value of learning beyond the workplace. Our education benefit, Your Tomorrow, pays benefits-eligible employees’ and dependents’ tuition for a broad range of four-year college degree programs, as well as programs such as high-school equivalency and, for employees, other certificate programs and graduate degrees. We also provide plans to help employees save for their future for example, through our 401(k) retirement savings plan. Refer to Note 9 to the Consolidated Financial Statements for additional information on our employee benefit plans.

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

Surety bonds and insurance policies are supported by either (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) and other credit lines established for that purpose.

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy and any amounts that exceed our insured limits. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2024 are summarized in Note 10 to the Consolidated Financial Statements.

Regulation

Overview

Our business is subject to extensive and evolving laws and regulations pertaining to environmental protection, health, safety, land use, zoning, transportation, ethical business conduct, data privacy and security, and other related and similar subjects. These laws and regulations are administered by the EPA, Environment and Climate Change Canada (“ECCC”), and various other agencies at the federal, state, provincial, regional and local level in the U.S., Canada and other international jurisdictions in which we operate. Many of these agencies regularly examine our operations to monitor compliance with applicable laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in cases of violations.

Our business primarily involves the collection, transport, handling, treatment, destruction, and other processing and management of solid waste, medical waste, controlled substances waste, hazardous waste, organics, and recyclables in an environmentally sound manner. A significant amount of our capital expenditures is related, either directly or indirectly, to compliance with applicable laws and regulations, including environmental protection measures. With the acquisition of Stericycle, we have increased our exposure to international jurisdictions, primarily Western Europe, and we are subject to additional laws and regulations in the U.S. and internationally concerning transportation, management and disposal or destruction of medical waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal or destruction of medical waste and controlled substances waste, along with extensive recordkeeping and documentation requirements. Additionally, Stericycle’s secure information destruction services are subject to additional laws and regulations regarding proper handling and protection of personal and confidential information.

There are costs associated with siting, design, permitting, construction, operating, monitoring, site maintenance, corrective actions, financial assurance and closure and post-closure obligations at our facilities. In connection with the acquisition, development or expansion of a waste management or disposal facility, recycling facility, compost facility, transfer station, processing facility, or landfill gas-to-energy facility, or the transport, handling, treatment and disposal or destruction of various waste streams, we must often spend considerable time, effort and money to obtain and maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain permits or other required governmental approvals. Once obtained, permits are subject to renewal, modification, suspension or revocation by the issuing authority. Permit issuance or renewal may also be subject to public participation or other governmental reviews and may be subject to challenges and delays. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at a competitive disadvantage.

The regulatory environment in which we operate is influenced by changes in governmental administrations and leadership. The priorities set forth under the prior U.S. presidential administration, for example, were generally in favor of increasing regulation, while the new administration is generally anticipated to reverse course on many regulatory policies. The new administration has called for substantial changes to areas of foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We do not know what impact the change in U.S. presidential administration will have on specific regulatory policies impacting our industry and our Company, especially given the number of rules currently in litigation, nor can we predict the timing of any such changes. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by appropriate regulation is valuable to our customers and the communities we serve. Significant new restrictions and tariffs on foreign trade could have a negative impact on our recycling export business and our cross-border commerce, particularly with Canada, and could increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including our trucks and certain equipment used to implement our sustainability growth strategy. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

In 2024, the U.S. Supreme Court issued a number of decisions that will affect the future of federal regulation, including Loper Bright Enterprises v. Raimondo. The Loper decision overturned the Chevron doctrine, which had held that a court must give deference to a regulatory agency’s reasonable interpretation of an ambiguous statute the agency implements. The full impact of that decision is not yet known, but at a minimum, our operations could face increased regulatory uncertainty in connection with legal challenges to agency actions and rulemakings impacting our industry.

Federal Regulation

Certain key U.S. federal statutes affecting our business are summarized below:

●	The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. Landfills are regulated under Subtitle D of RCRA, which sets forth minimum federal performance and design criteria for solid waste landfills, and Subtitle C of RCRA, which establishes a federal program to manage hazardous wastes from cradle to grave. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the federal standards. We incur costs in complying with these standards in the ordinary course of our operations.
●	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release of hazardous substances, even resulting from lawful, unintentional and attentive action, as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party (“PRP”) that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.
●	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into federally protected surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA also requires landfills and other waste-handling facilities to obtain storm water discharge permits, and if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect certain “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.
●	The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Many of our operations, including many municipal solid waste (“MSW”) landfills and landfill gas-to-energy facilities, are subject to regulations implemented under the Clean Air Act, including new source performance standards, emission guidelines and national emission standards for hazardous air pollutants. These regulations impose performance standards to minimize air emissions from regulated MSW landfills, subject those landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. Our vehicle fleet also must adhere to regulations implemented under the Clean Air Act, which authorizes the EPA to mandate controls on air pollution from mobile sources.
●	The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, personal protective equipment, safety in excavation and demolition work, exposure to bloodborne pathogens, and the handling of asbestos, may apply to our operations.
●	The Department of Transportation and the Occupational Safety and Health Administration, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Certain waste (including medical waste) is subject to roadside inspections that have a cumulative effect on our compliance history and require us to remain in good standing so as not to jeopardize certain permits. Various state and local agencies with jurisdiction over disposal of hazardous and medical waste may seek to regulate movement of such materials in areas not otherwise preempted by federal law.
●	Our service offerings for the collection, treatment, disposal and destruction of controlled substances waste and medical waste, from both the healthcare industry and individual consumers, are subject to numerous laws and regulations issued by various regulatory agencies, including the U.S. Drug Enforcement Administration (“DEA”). These regulations typically require our facilities to obtain licenses or registrations, and meet certain other requirements in order to collect, transport, treat and dispose of controlled substances. These regulations include significant requirements for security, recordkeeping and reporting. Registrations and licenses must be kept current, or periodically renewed, and facilities may be subject to inspection or enforcement.

Our operations are primarily in the U.S.; however, Canada and other countries in which we operate have various environmental, safety, health, transportation and materials handling laws and regulations that we must comply with in the ordinary course of our business.

State, Provincial, Regional and Local Regulations

There are also various state, provincial, regional and local regulations, in the U.S. and internationally, that affect our operations and may require a specific operating plan. Many jurisdictions in which we operate have their own laws and regulations governing solid waste disposal, including for hazardous wastes, medical wastes and controlled substances wastes; water and air pollution; and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. Many governmental organizations have also adopted regulations governing the design, operation, maintenance and closure of landfills, transfer stations, incineration facilities and processing facilities, and laws governing where recyclable materials can be sold.

Our landfill operations are affected by the increasing preference for alternatives to landfill disposal. Many state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclable materials (cardboard, bottles and cans), yard waste, food waste and electronics. The number of governments with recycling and diversion requirements and disposal bans continues to grow, while the logistics and economics of recycling or processing many of these items remain challenging. In addition, regulations requiring the diversion of organic wastes away from landfills could have the effect of decreasing the amount of landfill gas produced over time in our landfills, negatively impacting our WM Renewable Energy segment.

Various states have enacted, or are considering enacting, laws that restrict or discourage the disposal of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites, which has been upheld by the U.S. Supreme Court for waste directed to facilities owned by the local government. The U.S. Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid waste, hazardous waste, medical waste and controlled substances management services.

Many governmental organizations have enacted “fitness” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some governmental organizations also consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations. While fitness laws can present potential increased costs and barriers to entry into market areas, these laws have not, and are not expected to have a material adverse impact on our business as a whole.

The EPA does not regulate medical waste at the federal level, resulting in a lack of uniformity of applicable laws and regulations. States have adopted their own regulations related to the handling, treatment and storage of medical waste, with many states following requirements similar to the Medical Waste Tracking Act of 1988, a U.S. federal law concerning disposal of biological material that expired in 1991. Other states have placed medical waste regulations within solid waste regulations. Further, while the Canadian Council of Ministers of the Environment has promulgated the Guidelines for the Management of Biomedical Waste in Canada, these are not enforceable unless adopted by provincial legislation or municipal by-laws, and local by-laws may be more stringent than such guidelines.

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

We are closely monitoring the evolving capabilities of ground, aerial and satellite-based methane detection and monitoring systems and conducting our own research at several landfills to assess accuracy and reliability of various methane measurement technologies for applicability to our operations. We also continue to expand our work with various private and government entities employing such technologies at our sites, and we are actively engaged with the EPA, the ECCC, state agencies, nongovernmental organizations and environmental stakeholders on the implications of the changing landscape for the waste industry and potential future regulation. Continued dialogue, engagement and collaboration with these regulatory agencies will be important, as both the EPA and the ECCC are evaluating landfill emissions standards that may require the application of various emerging methane measurement technologies and plan to develop methods and standards for such measurement technologies. The EPA has indicated that methane emissions from landfills will remain a focus of its expanded National Enforcement and Compliance Initiatives through 2027 and has announced its intent to propose updated performance standards for new and existing landfills. While we cannot predict what regulations will result from these initiatives, these developments could result in increased compliance costs and adversely affect our operations. Specifically, these various regulatory actions could result in changes to how we have historically reported GHG emissions and may result in increases in such emissions reported for our operations. For example, in August 2024, the EPA released revised emission factors for the reporting of methane emissions from landfills that would, amongst other matters, result in increased reported emissions from flares and other equipment and processes. Industry groups have filed legal challenges to the EPA’s updated emission factors.

In light of regulatory and business developments related to concerns about climate change, we have identified strategic business opportunities to provide our public and private sector customers with sustainability-related solutions intended to help reduce their carbon footprint. We assess customer demand for and opportunities to develop waste services with potential to avoid lifecycle emissions, such as waste reduction, increased recycling, composting and conversion of landfill gas and discarded materials into renewable energy. We use carbon lifecycle assessment tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that can lower lifecycle carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors and actively seek opportunities for public policy discussion on how materials management practices can be more sustainable. In addition, we work with stakeholders at the federal, state, and provincial level in support of legislation that encourages production and use of renewable, lower-carbon fuels and electricity.

The nature, scope, and complexity of matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted governmental reporting requirements pertaining to sustainability and climate-related risks and other topics. Such topics include water usage, waste production, labor, human capital, environmental justice, cybersecurity, privacy and risk oversight. For example, in September 2024, the California Governor signed into law amendments to the 2023 California Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which among other things, requires the disclosure of Scope 1, 2, and 3 GHG emissions and other climate-related risks consistent with the framework established by the Task Force on Climate-Related Financial Disclosures. We will be required to begin making disclosures of our Scope 1 and 2 GHG emissions in compliance with certain of these requirements in 2026, and Scope 3 GHG emissions disclosures will be required beginning in 2027. Additional U.S. states are in various stages of considering adoption of similar GHG-related disclosure requirements. In March 2024, the SEC also adopted final rules that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports including, but not limited to, information about our governance and management of climate-related risks and metrics pertaining to emissions data and climate-related targets and goals. The SEC voluntarily stayed implementation of these rules indefinitely, pending judicial review of ongoing legal challenges. Furthermore, beginning as early as 2026, we may be subject to certain reporting requirements in the European Union under the Corporate Sustainability Reporting Directive (“CSRD”), which requires in-scope companies to disclose extensive sustainability information, including risks and opportunities arising from environmental and social matters, and the impact of their business on people and the environment. These and other similar laws and regulations could result in increased compliance costs and affect the results of our operations and financial position. Such similar laws and regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill, as we cannot predict how disclosures under these laws may be perceived or interpreted by our customers and stakeholders. Methodology and timelines for mandatory reporting requirements may be inconsistent with requirements enacted by other governmental entities, including with respect to measuring emissions and requiring a determination of “materiality” that may differ from traditional disclosure requirements under U.S. federal securities laws. Such inconsistency could further increase costs and divert management time and attention.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to sustainability matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. We are aware that non-governmental organizations and other private actors have filed lawsuits against companies under various securities and consumer protection laws alleging that certain sustainability-related statements, goals or standards were misleading, false or otherwise deceptive.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2024 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company also participates in a number of voluntary reporting programs and frameworks that provide further transparency on our commitment to sustainability.

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

There are a number of risks related to PFAS that could impact our business, and the EPA has prioritized PFAS-related issues in recent years. For example, in 2021, the EPA released its PFAS Strategic Roadmap, providing a high-level overview of activities that the agency intends to take to safeguard public health, protect the environment and hold polluters accountable. These actions include establishing drinking water standards, evaluating landfill discharges of PFAS in leachate, finalizing new risk assessments and test procedures and updating guidance on PFAS disposal and destruction options. In April 2024, the EPA finalized the designation of two PFAS compounds (perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS)) as hazardous substances under CERCLA. We are actively working with both Congress and the EPA to provide landfills and other essential public services with relief from CERCLA liability and instead hold accountable manufacturers and heavy users of these compounds. Without such relief, we may face increased exposure to remediation and litigation costs associated with properties that the EPA may designate as CERCLA sites due to the presence of PFAS. Additionally, in April 2024, the EPA announced the final National Primary Drinking Water Regulation for six PFAS compounds and established legally enforceable maximum contaminant levels, as well as non-enforceable maximum contaminant level goals for these PFAS compounds. We expect that there could be continued efforts to regulate or impose liability with respect to PFAS at the federal level. At the state level, an increasing number of jurisdictions have enacted new drinking water, surface water and/or groundwater limits for various PFAS compounds, which has led to a patchwork of PFAS standards across the U.S. Compliance with new and future state and federal PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.

Recycling; Foreign Import and Export Regulations and Material Restrictions

Regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements, and higher processing costs. We do not ship plastics collected on our residential recycling routes and processed at our single stream recycling facilities to locations outside of North America; however, current and developing international regulations may limit our ability to export other commodities, including certain plastics. Additionally, the new U.S. presidential administration has called for substantial changes to foreign trade policy. Significant new restrictions and tariffs on foreign trade could have a negative impact on our recycling export business and could increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including certain equipment used to implement our sustainability growth strategy.

Prices and demand for recyclables fluctuate. We have discussed our sustainability growth strategy that includes planned and ongoing investments in our recycling business to increase automation and reduce labor dependency. Such investments are also targeted at addressing increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. We mitigate some of the effects of price fluctuation through the contract terms pursuant to which we sell commodities, such as floor pricing. Additionally, future regulation, tariffs, international trade policies or other initiatives, including extended producer responsibility regulations, minimum recycled content laws, container deposit laws, or regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

With a heightened awareness of the global problems caused by plastic waste in the environment, and actual or perceived risks for human health, many governments have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic and some types of single use packaging. These bans have resulted in increased pressure by manufacturers for our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, with no or limited viable end markets for many of these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support the inclusion of certain materials in recycling programs. We are also making investments in end markets to support the collection and processing of some of these materials. With increased focus on responsible management of plastics, our procurement team has taken a proactive approach to help ensure environmental sustainability goals are prioritized in managing the products we buy.

Extended Producer Responsibility

Regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in certain states in the U.S. and provinces in Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products and packaging they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing and marketing infrastructure. During periods of economic difficulty, governmental entities have increased their interest in implementing EPR regulations to reduce municipal spending on recycling programs. There is no federal law establishing EPR in the U.S. or Canada; however, governments could take, and in some cases have taken, steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations were adopted, or other recycling-related regulations like container deposit laws were widely adopted, they could significantly impact the waste, recycling and other streams we manage, including with respect to quality and volume, and how we operate our business, including contract terms and pricing.

Tax Legislation

The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secured approximately $60 million of annual pre-tax benefit (recorded as a reduction in our operating expense) from tax credits in 2023 and 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company absent further legislative action. With respect to the investment tax credit, we expect the cumulative benefit to be between $300 million and $400 million, a large portion of which is anticipated to be realized in 2024 through 2026. The expected benefit from the investment tax credit for 2025 and 2026 is dependent on a number of estimates and assumptions, including the timing of project completion. Finally, we expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

Investment in Natural Gas Vehicles and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. Natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some regulatory bodies are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a shift away from tax incentives and grants for natural gas trucks and RNG infrastructure. For example, in April 2024, the EPA established new GHG emissions standards applicable to heavy-duty vehicles that rely on increased deployment of electric vehicles to meet declining emissions targets. California is also at various stages of regulation that would require heavy-duty vehicle fleets to phase-in zero-emissions vehicles. The extent to which states adopt standards similar to California’s into their own regulatory frameworks could accelerate the industry-wide adoption of electric powered vehicles. The full impact of these standards and regulations is uncertain, as several of the specific regulations are the subject of legal challenge, and could impact our long-term vehicle fleet strategies.

Current options for heavy-duty electric powered vehicles lack sufficient range, recharging infrastructure and efficiency and proven experience for our operations, but we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. We also are actively working with policymakers to help them understand the challenges involving the electrification of heavy-duty collection vehicles. If regulation requires widespread adoption of electric powered vehicles before the technology improves, we may suffer operational inefficiencies and incur higher operating costs. Regulation mandating an accelerated transition to electric powered vehicles would increase our cost to acquire vehicles needed to service our customers, and capital investment required to establish sufficient charging infrastructure could be significant. Additionally, the investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired. Tax incentives and grants that advance the adoption of zero-emissions vehicles and lead to a shift away from natural gas trucks and RNG infrastructure would likely also negatively impact our investments in landfill gas-to-energy facilities.

WM Renewable Energy

In recent years, we have discussed our sustainability growth strategy that includes significant planned and ongoing investments in our WM Renewable Energy segment. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and process it into RNG and electricity. RNG produced from our landfills constitutes a significant source of fuel allocated to our natural gas collection vehicles. The primary drivers of renewable fuel development at our landfills are tax policies, such as the federal tax credits for RNG production and renewable electricity generation under the IRA, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program, California Low Carbon Fuel Standard and similar state programs that promote the production and use of renewable transportation fuels. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as Renewable Identification Numbers (“RINs”), from renewable fuel producers. Many of our facilities are EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. The Company has invested, and continues to invest, in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program, and the Company has grown and stated its intention to continue to grow its asset base to increase its RNG production.

RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been very volatile. Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. However, we cannot be certain that these changes, or the outcome of pending litigation challenging various aspects of the rule, will ultimately reduce volatility in the RINs market or that future rulemakings will be similarly favorable to our business. The new U.S. presidential administration could seek to reduce existing renewable fuel targets in a new rulemaking or otherwise set reduced targets for renewable fuels under the RFS program in future rulemakings. Moreover, consistent with its prior approach, the new administration may also increase the frequency with which it grants small refinery exemptions from RFS program requirements. While we cannot predict what actions the new administration may take with respect to the RFS program, any changes to existing or future renewable fuel targets or more frequent approval of requests for small refinery exemptions could have a significant negative impact on demand for renewable fuels and the value of RINs. In an effort to mitigate against such risk and stabilize our RNG portfolio, we are pursuing long-term RNG sales transactions in the voluntary market. We continue to advocate for policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RINs market or the structure of the RFS program can and has impacted the financial performance of our facilities. We are closely working with state policymakers and non-governmental stakeholders to understand the role of RNG as a renewable energy resource and in delivering GHG reductions.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon, Washington, and New Mexico, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their GHG emissions profiles. However, these state and voluntary programs may be altered, paused, or otherwise revoked by the applicable governmental authorities or as result of legal challenges.

Environmental Justice

Governments are increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. To that end, regulatory agencies have developed a number of screening tools, such as the EPA’s EJScreen, to aid and support relevant regulatory bodies in implementing various programs, such as permitting. Environmental justice considerations are also being increasingly adopted beyond permitting actions; for example, in rulemaking and enforcement priorities. In August 2023, the EPA announced that it would integrate environmental justice into each of its National Enforcement and Compliance Initiatives, and, in November 2023, the agency published a draft update to its Technical Guidance for Assessing Environmental Justice in Regulatory Analysis, which aims to provide agency analysts with the approaches and methods to use in evaluating environmental justice concerns in regulatory actions. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes, and we continue to proactively engage with local communities. We are actively monitoring recent regulatory developments in this area, particularly with respect to permitting, as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary authorizations.

Privacy and Information Security Regulation

Various U.S. and international laws and regulations related to data privacy, the protection of confidential information and secure information destruction services apply to our business. Applicable laws require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed in a data breach. Regulatory enforcement action concerning privacy and security is generally increasing, including significant fines imposed by regulators. Secure handling and disposal of waste that may contain sensitive information may be subject to heightened privacy requirements, and in the event of a breach, could result in regulatory penalties or wider enforcement action, reputational harm, and financial liabilities.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 1. Business for more information on our business strategy. There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and may in the future face purported class action lawsuits related to our customer service agreements, prices, surcharges and other mandated fees.
●	We may be unsuccessful in implementing our technology-led automation and optimization strategy and other improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved, including through our automation and optimization efforts, due to inflationary cost pressures or otherwise.
●	Strategic decisions with respect to our asset portfolio may result in impairments to our assets.
●	Execution of our strategy, including growth through acquisitions, such as our recent Stericycle acquisition, and our planned and ongoing expansion of our Recycling Processing and Sales and WM Renewable Energy segments, has caused, and may in the future, cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans, and may introduce additional risks and volatility to our financial performance.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings or lines of business may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings or lines of business, failure of technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues and compliance costs, among others, and we may experience issues successfully integrating acquisitions into our internal controls, operations, and/or accounting systems.
●	Integration of acquisitions and/or new services offerings or lines of business, such as our expansion into medical waste, controlled substances waste and secure information destruction services, and additional expansion into markets outside of North America has and would result in our business being subject to new laws and regulatory regimes, resulting in greater exposure to risk of inadvertent noncompliance and additional compliance costs.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated, and businesses or assets we acquire may have undisclosed liabilities, despite our efforts to minimize exposure to such risks through due diligence and other measures.

●	Supply chain, regulatory or permitting disruptions or delays could detrimentally impact the execution timeline for our planned and ongoing expansions of our Recycling Processing and Sales and WM Renewable Energy businesses.
●	We continue to seek to divest underperforming and non-strategic assets and operations if we cannot improve their profitability. We may not be able to successfully divest underperforming and non-strategic assets and operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could be affected by other factors beyond our control, such as increased competition, legal developments, government regulation, global geopolitical instability, general economic conditions, including slower growth or recession, increased operating costs or expenses, inflation, subcontractor costs and availability and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

We may not realize the strategic benefits and cost synergies anticipated from the Stericycle acquisition.

The benefits we expect to receive from the acquisition of Stericycle depend on the performance of the Stericycle business and its ability to achieve financial and operational targets and strategic goals. The acquired Stericycle business, which is now presented as our new WM Healthcare Solutions segment, is subject to numerous risks and uncertainties that could cause performance to be materially different than we anticipate; such factors include, but are not limited to, decreases in the volume of medical waste and controlled substances wastes or personal and confidential information collected from customers; disruptions resulting from deployment of systems, including with respect to the implementation of Stericycle’s enterprise resource planning system and billing and collection delays that Stericycle has experienced following the launch of such system upgrade; changing market conditions in the healthcare industry; competition and demand for services for the medical waste, controlled substances waste and secure information destruction industries; commodity price volatility; changes in regulation of the collection, transportation, treatment and disposal or destruction of medical waste and controlled substances waste or the proper handling and protection of personal and confidential information; the level of government enforcement of regulations governing medical waste and controlled substances waste collection and treatment or the proper handling and protection of personal and confidential information; and the outcome of pending, future or settled litigation or investigations. Should the Stericycle business be unsuccessful in achieving financial and operational targets and implementing the WM Healthcare Solutions business strategy, it could negatively impact our realization of benefits from the acquisition, as well as our stock price and our future business and financial results.

The benefits that are expected to result from our acquisition of Stericycle also depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these benefits and cost synergies, and the timing of this realization, depends on the successful integration of the Stericycle business. There is a significant degree of difficulty and management attention inherent in the process of integrating an acquisition of this size. The process of integrating operations could cause business interruption and distraction. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing customers, attract new customers and develop new products or strategies. If management is not able to effectively manage the integration process, including retention of key Stericycle personnel, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer. The acquisition of Stericycle may not result in realization of the benefits and cost synergies that we currently expect, and we cannot guarantee that these benefits and cost synergies will be achieved within anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of the Stericycle business, which may exceed expectations and offset certain benefits.

Our operations must comply with extensive existing regulations, and changes in regulations, including with respect to emerging contaminants and extended producer responsibility, can restrict or alter our operations, increase our operating costs, increase our tax liabilities, reduce revenues, or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada, as well as other international jurisdictions where we operate, have a substantial impact on our operations, and compliance with such regulations is costly. See Item 1. Business – Regulation for additional information. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation, ethical business conduct, data privacy and security, and other related and similar subjects. Among other things, governmental regulations and enforcement actions restrict our operations at times and may adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

●	limitations on siting and constructing new waste disposal, destruction, transfer, recycling or processing facilities or on expanding existing facilities;
●	limitations, regulations or levies on collection and disposal prices, rates and volumes;
●	limitations, bans, taxes or charges on the disposal, destruction or transportation of out-of-state waste or certain categories of waste;
●	mandates regarding the management of solid waste, organics, medical waste, controlled substances waste and other materials, including requirements to recycle, divert, destroy, or otherwise process certain waste, recycling and other streams; or
●	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

Regulations affecting the siting, design and closure of landfills require us, at times, to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. We have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills and we establish accruals for these estimated costs. Expenditures could be accelerated or materially exceed our accruals due to earlier than expected closure of landfills; the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators; environmental regulatory changes; new information about waste types previously collected, or other emerging contaminants. Similar issues can also result in a significant increase in operating costs; for example, developments in recent years related to management of per-and polyfluoroalkyl substances (“PFAS”) have increased our landfill operating costs. Federal and state governments have increased their focus on efforts to safeguard communities from the potentially harmful effects associated with PFAS. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – PFAS for additional information. We may face increased exposure to testing, remediation and litigation costs as a result of new and emerging PFAS regulations and requirements.

Regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in certain states in the U.S. and provinces in Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products and packaging they create. For additional information, See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Extended Producer Responsibility. A significant reduction in the waste, recycling and other streams we manage, including with respect to quality and volume, could have a material adverse effect on our financial condition, results of operations and cash flows.

Following our acquisition of Stericycle, we are subject to additional laws and regulations in the U.S. and internationally concerning transportation, management and disposal or destruction of medical waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal or destruction of medical waste and controlled substances waste, along with extensive recordkeeping and documentation requirements. Additionally, Stericycle’s secure information destruction services are subject to additional laws and regulations regarding proper handling and protection of personal and confidential information. Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of medical waste and controlled substances waste and personal and confidential information could increase the number of competitors we face or reduce or delay the need for these services.

Stericycle is, and has been, involved in government investigations, enforcement proceedings, private lawsuits and other disputes alleging noncompliance with applicable regulations, including alleged noncompliance with the Controlled Substances Act and other statutes involving its now-divested Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers. With the acquisition of Stericycle, these matters may result in adverse consequences, including permit revocations or denials and civil, criminal and administrative penalties.

The new U.S. presidential administration has called for substantial changes to areas of foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We do not know what impact the change in U.S. presidential administration will have on specific regulatory policies impacting our industry and our Company, especially given the number of rules currently in litigation, nor can we predict the timing of any such changes.

Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. Significant new restrictions and tariffs on foreign trade could have a negative impact on our recycling export business and our cross-border commerce, particularly with Canada, and could increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including our trucks and certain equipment used to implement our sustainability growth strategy. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

If we encounter regulatory compliance issues in the course of operating our business, we may experience adverse publicity, which may intensify if such noncompliance results in legal liability. Any legal liability or adverse publicity from such noncompliance may harm our reputation and result in difficulties in attracting new customers, or retaining existing customers, which would negatively impact our results of operations and financial condition.

Our business is subject to operational and safety risks, including the risk of injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, processing facilities, recycling facilities and other disposal or destruction facilities, and landfill gas-to-energy facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures, and improper use of dangerous equipment. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that are sometimes triggered by weather or natural disasters. There are also risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors, and we have proactively incurred increased costs to manage leachate in response to this risk. We build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems, as well as operation of heavy machinery and management of flammable materials at our recycling facilities and transfer stations, involves additional risks of fire and explosion. The Stericycle business requires handling of medical waste and controlled substances waste. Incidents such as truck accidents, damaged or leaking containers, improper storage of medical waste and controlled substances waste, placement of prohibited materials into the waste stream, or malfunctioning plant equipment could result in exposure to contaminated or infectious waste or other hazardous materials.

Any of these risks could potentially result in injury, illness or death of employees and others. These risks could also result in a need to shut down or reduce operation of facilities, increased operating costs and exposure to liability for pollution, public nuisance, and other environmental damage, and property damage or destruction. While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

We may be unable to obtain or maintain required permits for our operations or expand existing permitted capacity at our landfills, due to land scarcity, public opposition or otherwise, which can require us to identify disposal alternatives, resulting in decreased revenue and increased costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits, authorizations, approvals, certificates, and other governmental permissions necessary to operate landfill sites, recycling facilities, compost facilities, processing facilities, landfill gas-to-energy facilities, incineration facilities and transfer stations in the various jurisdictions in which we operate. Changes in applicable laws and regulations could require us to obtain new permits or to change the way in which we operate our business. Even where permits are obtained, they may contain conditions or restrictions that limit our ability to operate efficiently. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for alleged environmental damage. Such actions could also impact our ability to do business by causing reputational harm. Our ability to receive permits is also impacted by land scarcity, particularly in densely populated areas. Diminishing disposal capacity, typically in proximity to major metropolitan areas, sometimes requires us to transport waste by rail or find alternative disposal solutions in affected areas, increasing our operating costs. Governments are increasingly adopting requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to the potential for projects to disproportionately impact low-income and minority communities. Responding to permit challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. Our failure to obtain the required permits and necessary capacity expansion to operate our business, including our landfills, could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.

Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. (Also see Item 1A. Risk Factors — Market disruption, including labor shortages, external strikes, and supply chain constraints, and macroeconomic pressures, including inflation, have recently had, and may in the future have, an adverse impact on our business and results of operations.) Additionally, the market for employees that serve on our digital team is highly competitive. As we have accelerated our investments in our technology-led automation and optimization strategy, it is increasingly important that we are able to attract and retain employees with the skills and expertise necessary to implement and manage these projects. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

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

The seasonal nature of our business, severe weather events resulting from climate change and event driven projects cause our results to fluctuate, and prior performance may not be indicative of our future results.

Our financial and operating results may fluctuate for many reasons. Our operating revenues and volumes typically experience seasonal increases in the summer months, that are reflected in second and third quarter revenues and results of operations. Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations. Conversely, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. While weather-related and other event-driven projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins. For these and other reasons, operating results in any period may not be indicative of operating results for any other period. Our stock price may be negatively impacted by interim variations in our results.

Damage to our reputation and the value of our brand would negatively impact our business.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The WM brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents, or challenges to our assertions of social and environmental responsibility, could tarnish our reputation and reduce the value of our brand. (Also see Item 1A. Risk Factors — Focus on, and regulation of, sustainability performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects).

We have made significant investments in an extensive natural gas truck fleet, which makes us partially dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices, and requirements to transition away from our current vehicle fleet to electric powered vehicles could impair our investments and result in cost increases and significant additional capital investment.

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. However, natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. It will remain necessary for us to invest capital in fueling infrastructure to power our natural gas fleet. Fluctuations in the price and supply of natural gas or diesel fuel could substantially increase our operating expenses; a reduction in the existing cost differential between natural gas and diesel fuel could materially reduce the benefits we anticipate from our investment in natural gas vehicles.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some regulatory bodies are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a shift away from tax incentives and grants for natural gas trucks and RNG infrastructure. See Item 1. Business – Regulation – Investment in Natural Gas Vehicles and Infrastructure for additional information. Regulation mandating an accelerated transition away from natural gas trucks and our remaining diesel vehicles, including the recently acquired Stericycle fleet, to electric powered vehicles would increase our cost to acquire vehicles needed to service our customers, and capital investment required to establish sufficient charging infrastructure could be significant. Additionally, the investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired. Tax incentives and grants that advance the adoption of zero-emissions vehicles and lead to a shift away from natural gas trucks and RNG infrastructure would likely also negatively impact our investments in landfill gas-to-energy facilities.

We may not be able to achieve our sustainability-related goals, including reduction of our greenhouse gas ("GHG") emissions, or execute on our sustainability-related growth strategy and initiatives, within planned timelines or anticipated budget, which could damage our reputation and negatively impact the benefits anticipated from our investments.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have set goals to reduce our GHG emissions and announced other sustainability-related goals and initiatives. We may not be able to meet such goals or implement such initiatives in the manner or on timelines contemplated due to challenges including, but not limited to, unforeseen costs or delays, changes in how GHG emissions are calculated or otherwise reported, supply chain disruptions, regulatory impacts, integration of acquired assets or businesses, technology limitations or technical difficulties associated with achieving such goals. Changes to our business or asset base that were not contemplated when we set our sustainability-related goals, including the acquisition and integration of Stericycle’s business, assets and operations, could adversely impact our progress towards these goals and require us to adjust them. These changes could negatively impact public perception of our Company and stakeholders may view these changes unfavorably. Also, despite voluntarily announcing such sustainability goals, we may receive pressure from investors or other groups to adopt more aggressive sustainability-related goals that may not be technically, operationally, or financially feasible.

In addition, our sustainability-related growth strategy includes significant planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments. Our ability to successfully execute this strategy may be impacted by the numerous risks and uncertainties associated with our business and the environmental services industry, including financial and operating performance, availability of technology and financing, changes in regulation, commodity price fluctuation and general economic conditions. (Also see Item 1A. Risk Factors — Our revenues, earnings and cash flows fluctuate based on changes in commodity prices and demand and may fluctuate substantially without notice in the future and — Our sustainability growth strategy includes significant planned and ongoing investments in our WM Renewable Energy segment; changes to federal and state renewable fuel policies could affect our financial performance, and such investments may not yield the results anticipated.) Favorable expectations regarding potential investment tax credits or other benefits stemming from the Inflation Reduction Act of 2022 (“IRA”) may not materialize or could fail to meet expectations. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Tax Legislation for additional information.

Some or all of the expected benefits of our sustainability-related investments and initiatives may not occur within the anticipated time periods or may cost more to achieve than anticipated. An inability to develop, obtain, or scale necessary equipment, technology and innovations, and challenges arising from the availability or cost of materials and infrastructure or regulatory approvals or permitting requirements associated with our sustainability investments and initiatives, could impede our ability to execute on our plans and achieve our goals or realize our expected financial performance from these investments. Actions we take to achieve these goals and implement our sustainability growth strategy and initiatives, including development and implementation of enhanced technology and reporting systems, will require increased capital expenditures and management focus, which may divert investment and management focus away from other aspects of our business operations.

We have also forecasted or projected certain operational and financial information with respect to our sustainability investments and initiatives, and many of these statements are based on expectations and assumptions that are necessarily uncertain and are subject to risks and uncertainties that could cause actual results to be materially different from our forecasts and projections. For example, the amount of gas produced over time at landfills can vary depending on many factors, including weather and the composition of the inbound waste stream. While we have sophisticated systems to predict gas curves, they are inherently uncertain, and if we have less gas than predicted at a site where we have invested in RNG infrastructure, it may take longer to achieve our return on investment. Relatedly, the quality of the gathered gas is subject to the composition of the waste deposited at our landfills, and the prevalence of certain chemical compounds may adversely affect the usability of such gas and require further investment in the treatment and management of such compounds. Regulations requiring diversion of organic wastes away from landfills could have the effect of decreasing the amount of landfill gas produced over time in our landfills.

Focus on, and regulation of, sustainability performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects.

The nature, scope, and complexity of matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted governmental reporting requirements pertaining to sustainability and climate-related risks and other topics, such as water usage, waste production, labor, human capital, environmental justice, cybersecurity, privacy, and risk oversight. For example, see Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Climate and Sustainability for information about California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, the SEC’s climate-related disclosure rule, which is currently stayed pending judicial review, as well as potential international reporting obligations, including the Corporate Sustainability Reporting Directive. Methodology and timelines for mandatory reporting requirements may be inconsistent with requirements enacted by other governmental entities, including with respect to measuring emissions and requiring a determination of “materiality” that may differ from traditional disclosure requirements under U.S. federal securities laws. Such inconsistency could further increase costs and divert management time and attention.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to sustainability matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. We are aware that non-governmental organizations and other private actors have filed lawsuits against companies under various securities and consumer protection laws alleging that certain sustainability-related statements, goals or standards were misleading, false or otherwise deceptive. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our sustainability disclosures and goals are insufficient or our goals are unattainable, could harm our reputation and competitive position and negatively impact our stock price and business performance.

External Economic and Industry Risks

Market disruption, including labor shortages, external strikes, and supply chain constraints, and macroeconomic pressures, including inflation, have recently had, and may in the future have, an adverse impact on our business and results of operations.

Market disruption resulting from labor shortages, external labor disputes and strikes (such as the recent port strike) and supply chain and transportation constraints, and macroeconomic pressures, including inflation and rising interest rates, have recently had, and may in the future have, an adverse impact our results and can create risk and uncertainty in financial outlook. Inflation can and has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Supply chain activity has largely normalized, but disruption can reduce availability of certain assets used in our business. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. We may also experience margin pressures from commodity-driven business impacts. The October 2024 port strike negatively impacted recycling commodity prices, and the risk of another port strike, or global economic slowdown, could impact future prices. The constrained labor market has resulted in increased costs for wage adjustments, overtime hours and training new hires. If we are not able to overcome limitations on labor availability, it could materially impact our ability to service our customers and our financial results. Significant new restrictions and tariffs on foreign trade could have a negative impact on our recycling export business and our cross-border commerce, particularly with Canada, and could increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including our trucks and certain equipment used to implement our sustainability growth strategy.  Geopolitical conflicts and the resulting international responses may also exacerbate market disruption, leading to volatility in commodity prices, impacts on the availability and cost of energy, increased cyberattacks, and vendor and supplier disruptions across the global supply chain. The extent and duration of the impact of these labor market, supply chain, transportation and commodity-price challenges are subject to numerous external factors beyond our control. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

Accelerated and pronounced economic pressures, such as rising interest rates and inflationary cost pressures, have impacted and continue to impact our cost structure and capital expenditures. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and inflation, and we may not be able to dynamically manage our cost structure in response to such changes. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs under those contracts during periods of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. Our overall strategic pricing efforts are focused on recovering as much of the inflationary cost increases we experience in our business as possible by increasing our average unit rate, but such efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, contractual limitations, and market responses. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these conditions on our business, will increase our costs of doing business and reduce our margins.

The environmental services industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations and when expanding to new lines of business or new markets. We principally compete with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal or recycling operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and waste brokers that rely upon haulers in local markets to address customer needs. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. Counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

Our revenues, earnings and cash flows fluctuate based on changes in commodity prices and demand and may fluctuate substantially without notice in the future.

Prices and demand for recyclables fluctuate and are particularly susceptible to volatility based on macroeconomic conditions and regulations. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows positively, as we experienced in 2024, or negatively, as we experienced in 2023. The increase in market prices in 2024 for recyclable commodities resulted in a year-over-year increase in revenue of $245 million, and the decline in market prices in 2023 for recyclable commodities resulted in a year-over-year decrease in revenue of $308 million.

Regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements and higher processing costs. Additionally, the new U.S. presidential administration has called for substantial changes to foreign trade policy. Significant new restrictions and tariffs on foreign trade could negatively impact commodity prices and our recycling export business. We are making significant planned and ongoing investments in our recycling business to increase automation and reduce labor dependency and address increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. Future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations. If we do not effectively manage changes in demand and commodity prices for recyclable materials, or if we do not successfully execute our sustainability growth strategy, our investments in recycling infrastructure and technology may not yield the results anticipated.

Fluctuation in energy-related prices also affects our business, including recycling of plastics manufactured from petroleum products. Our sustainability growth strategy includes increased investment in landfill gas-to-energy facilities and expansion of our WM Renewable Energy segment, which generates and sells credits referred to as Renewable Identification Numbers (“RINs”). RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand, and have historically been very volatile. Additionally, significant variations in the price of biogas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding impact to our revenue from yield from such operations. Expansion of our WM Renewable Energy segment may introduce additional risks and volatility to our financial performance.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclables (cardboard, bottles and cans), yard waste, food waste and electronics. Where organic waste is not banned from disposal in landfills, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many large North American and global companies and government agencies. This increased focus on minimizing climate impacts may require the Company to invest in higher-cost technologies for more efficient waste collection and processing. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills, which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. Reducing landfilled organic waste also reduces the amount of landfill gas produced from our landfills, adversely impacting our landfill gas-to-energy facilities. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills, and providing alternative services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

With a heightened awareness of the global problems caused by plastic waste in the environment, and actual or perceived risks for human health, many governments have passed ordinances banning certain types of plastics from sale or use. The most common materials banned include plastic bags and straws, polystyrene plastic and some types of single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling and composting programs to alleviate public pressures to ban the sale of those materials. However, there are currently no or limited viable end markets for recycling many of these materials, and inclusion of such materials in our recycling stream increases contamination and operating costs that can negatively affect the results of our recycling operations.

General economic conditions can directly and adversely affect revenues for our services and our income from operations margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, inflation, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which negatively impacts the ability to grow through new business or service upgrades, and may result in customer turnover and reduction in customers’ waste service needs. Consumer uncertainty and the loss of consumer confidence may also reduce the number and variety of services requested by customers. Additionally, a weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging, which could negatively impact commodity prices and our operating income and cash flows.

A decrease in waste volumes generated results in an increase in competitive pricing pressure; such economic conditions may also interfere with our ability to implement our pricing strategy. Many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index. Our costs may increase more than the increase, if any, in the Consumer Price Index, partially due to our relatively high fixed-cost structure. We may not be able to dynamically manage our cost structure in response to shifting volume levels and vendor costs, and our cost structure may not correlate with the Consumer Price Index or the waste industry. An economic recession or other economic weakness is likely to negatively impact our revenues and margins.

Reduction in volumes of medical waste, controlled substances wastes, and personal and confidential information, and changing conditions in the healthcare industry, could adversely affect our financial results.

Following our acquisition of Stericycle, we provide compliance-based services that rely on the generation of medical waste, controlled substances waste and personal and confidential information by our customers. The volume of such material may be impacted by macroeconomic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Long-term trends resulting from these factors could reduce the demand for these services.

In addition, in the U.S. and elsewhere, the healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating, and healthcare providers are focused on cutting costs within their businesses. These changes and consolidation of the customer base increase the competitive nature of the healthcare waste industry and exert downward pricing pressure, which could adversely affect our financial results.

Weakness in the economy may expose us to credit risk of governmental entities and municipalities and other major customers, which could negatively impact our financial results.

We provide service to a number of governmental entities, municipalities, and large national accounts. During periods of economic weakness, governmental entities and municipalities can suffer significant financial difficulties, due in part to reduced tax revenue and/or high-cost structures. During these periods, such entities, and our non-governmental customers, could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

Purchasers of our recycling commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2024, we had $1.4 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

Changes to applicable tax laws and regulation or interpretation thereof or the imposition of new or increased taxes may increase our tax liabilities and could adversely affect our operating results and cash flows.

We are subject to various complex and evolving U.S. federal, state, local and non-U.S. tax laws. Existing tax laws, policies, statutes, rules, regulations or ordinances, including those related to any non-U.S. tax jurisdictions in which we operate, could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the U.S. Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

Shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a notable portion of our collection and transfer trucks and our equipment used in our landfill operations. We also recently acquired Stericycle’s fleet, including a substantial number of diesel vehicles. Fuel supply shortages and price increases could substantially increase our operating expenses. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

Large-scale disruption of social and commercial activity and financial markets may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Major external events, including pandemic conditions that result in large-scale disruption of social and commercial activity, such as business closures and social restrictions, could adversely impact our volumes, costs and operational execution. While pandemic conditions can increase demand for medical waste and controlled substances waste collection, treatment and disposal or destruction, protective actions such as travel restrictions, quarantines, or facility closures may interfere with our ability to provide services. If such conditions were to be severe, resulting in a broad-based economic slow-down, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy.

Technology and Information Security Risks

Developments in technology could trigger a fundamental change in our industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability.

Our industry has recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in and/or developing these new technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or the value of landfill gas recovery to a level below our costs and may reduce the demand for landfill space. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

If we are not able to develop new service offerings and protect intellectual property or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers require that we invest in, develop, license, and protect new technologies. Our Company is increasingly focusing on new technologies that automate and innovate our operations, improve the customer experience, provide alternatives to traditional disposal and maximize the resource value of waste. We are continuing our multi-year commitment to strategic investments in technology that prioritize the reduction of labor dependency for certain high-turnover jobs, further digitalize our customer self-service and implement technologies to further enhance the safety, reliability and efficiency of our operations. Research, development and implementation of enhanced technology often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or implementation of technologies in which we have invested or acquired, which may negatively impact our operating results and prevent us from recouping or realizing a return on these investments and acquisitions. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and an inability to obtain or protect new technologies could impact our services to customers and the development of new revenue sources. We rely on a combination of patents and trade secrets to protect our intellectual property, as well as confidentiality and non-disclosure agreements with employees, contractors, and other third parties. We cannot guarantee that these measures will fully prevent unauthorized access or use. Furthermore, there is no assurance that current or future applications will result in issued patents or, if issued, will provide adequate protection against competitors. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in our industry, or if we have inferior intellectual property to our competitors, our financial results may suffer.

We are dependent on technology, and if our technology fails, our business would be adversely affected.

Our Company, our customers, and the economy in general are increasingly dependent on continuous information technology systems and digital tools to conduct operations. This dependence spans nearly all areas of our business, from overseeing and controlling critical infrastructure to processing and securing proprietary and sensitive information. The information technology systems and networks that we, our customers, suppliers, and other third parties rely on can be vulnerable to disruptions from cyberattacks, power failures, telecommunications outages, major events like natural disasters, acts of war or terrorism, employee errors, and other unexpected or uncontrollable occurrences. Should these systems be compromised or cease to function effectively, we may face substantial costs to repair or replace them, as well as potential liability, loss of crucial data, reputational harm, and interruptions to our services or operations.

Challenges in implementing new systems can also affect our ability to realize projected cost savings or other benefits. Significant system failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations. Our post-acquisition efforts to integrate Stericycle’s technology and systems may result in substantial costs and uncertainties. Systems that increase our utilization of, and dependency on, third-party cloud computing services, and digital platforms to accommodate work-from-home arrangements, also increase various technology risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

Inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.

Artificial intelligence could disrupt certain aspects of our business and change use of technology in ways that are not yet known. Artificial intelligence technologies are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Such laws and regulations may present a variety of compliance risks. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to adapt and effectively incorporate potential advantages of artificial intelligence in our business, it may negatively impact our ability to compete. If we are not able to effectively manage the risks of artificial intelligence, we may suffer harm to our results of operations and reputation.

Significant cybersecurity incidents may negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees, customers, vendors, as well as other individuals and third parties. These uses give rise to cybersecurity risks, including security breach, ransomware, espionage, system disruption, theft and/or inadvertent, accidental, unlawful, unauthorized access, loss, alteration, destruction and/or disclosure or release of information. Our business necessitates the processing, collection, use, storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including individuals’ personal information, private and sensitive employment-related personal information, and financial and strategic information about the Company and other businesses. In addition to our own safeguarding efforts, we also rely on third parties to process, collect and store sensitive data, including a Payment Card Industry compliant third-party to protect our customers’ credit card information. We are regularly the target of attempted cyber intrusions, have experienced cyber intrusions, and we anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Geopolitical conflicts and developments and technological advancements also increase the risk and likelihood of cyber incidents. As such, we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. These protections and other systems designed to mitigate cybersecurity risks may not fully defend against an attack or future cybersecurity incident, which can be unpredictable in nature.

Additionally, we cannot assure that any security measures that our third-party service providers have implemented will be effective against current or future security threats. We also cannot guarantee that our systems and networks or those of our third-party service providers or the equipment and related third-party software that we use to operate our network have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of, or disruption to, our systems and networks or the systems and networks of third parties that support us and our services.

Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. The magnitude of future cyber intrusions that result in a theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information (belonging to us or third parties) or intellectual property, or material interference with our information technology systems or the technology systems of third parties on which we rely cannot be predicted, such incidents could result in material business disruption, direct financial loss, remediation costs, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory investigations and enforcement or private litigation liability and competitive disadvantage. To mitigate these risks, we maintain a cybersecurity insurance policy; however, due to policy terms, limits and exclusions, such insurance may not apply in all cases, and it may not be adequate to cover all liabilities incurred. Regulatory enforcement action concerning privacy infringement and security incidents is generally increasing, including significant fines recently imposed by European regulators. With the acquisition of Stericycle, we may be subject to short notification deadlines in international jurisdictions in the event of a significant cybersecurity incident that impacts us globally; it may not be possible for us to comply with such notification deadlines due to the time required to conduct investigations and assess the impact of such incident. Failure to comply with applicable laws and regulatory deadlines could attract enforcement action, penalties, litigation, investigations, proceedings, reputational harm and brand damage.

As the Company pursues its strategy to grow through acquisitions, including the acquisition of Stericycle, and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of cloud computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as the use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

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

The legislative and regulatory framework for security, privacy and data protection issues worldwide is rapidly evolving and becoming increasingly demanding and is likely to remain uncertain for the foreseeable future. We collect, use, share, retain, delete and otherwise process certain personal information and other sensitive information in connection with our operations and while providing services, including secure information destruction. We are subject to a variety of U.S. and international laws and regulations related to data privacy and the protection of confidential information, and we anticipate that regulation in this area will continue to expand. Applicable laws and regulations require disclosure and create other obligations for businesses that collect personal information and provide individual rights relating to personal information.

These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, customers, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, transmit and destroy personal data. The continued emphasis on personal privacy and information security may result in customers requesting that we implement additional safeguards or controls. We must continually monitor the development and adoption of, and commit substantial time and resources to comply with, new and emerging laws and regulations and/ or expanded or novel interpretations of existing laws. Additionally, customers and regulators may seek to hold us responsible for the actions of third parties we work with, such as sub-processors, vendors, or developers.

Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including through acquired companies or third parties, could subject us to regulatory enforcement, private litigation, public criticism, business disruption, loss of customers, additional costs and legal liability, reputational damage, and other harm.

Legal, Regulatory and Compliance Risks

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer, processing and disposal or destruction of waste materials. Under applicable environmental laws and regulations, we could be liable if it is alleged that our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved and for conditions resulting from waste types or compounds previously considered non-hazardous but later determined to present possible threat to public health or the environment. The risks of successor liability and emerging contaminants are of particular concern as we execute our growth strategy, partially through acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The primary drivers of renewable fuel development at our landfills are tax policies, such as the federal tax credits for RNG production and renewable electricity generation under the IRA, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program, the California Low Carbon Fuel Standard and similar state programs that promote the production and use of renewable transportation fuels. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program, and the Company has grown and stated its intention to continue to grow its asset base to increase its RNG production.

RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been very volatile. The new U.S. presidential administration could seek to reduce existing renewable fuel targets in a new rulemaking or otherwise set reduced targets for renewable fuels under the RFS program in future rulemakings. Moreover, consistent with its prior approach, the new administration may also increase the frequency with which it grants small refinery exemptions from RFS program requirements. While we cannot predict what actions the new administration may take with respect to the RFS program, any changes to existing or future renewable fuel targets or more frequent approval of requests for small refinery exemptions could have a significant negative impact on demand for renewable fuels and the value of RINs. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – WM Renewable Energy for additional information. Changes and volatility in the RINs market, or changes in the structure of the RFS program or other clean fuel standard programs, can and has impacted the financial performance of our facilities. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated.

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

Although we have made investments to mitigate risk associated with severe storm events, damage to our facilities or disruption of service caused by more frequent or more severe storms associated with climate extremes could negatively impact operating results. We have also identified risk to our assets and our employees associated with drought or water scarcity, flooding, extreme heat and rain events, and fire conditions associated with climate change. For example, wildfires influenced by climate change can damage landfill infrastructure such as gas collection systems, and extreme rain events and flooding in low-lying areas enhanced by sea level rise can result in greater maintenance expenses at our facilities, service disruption, erosion of the protective vegetative caps on our landfills and increased volumes of leachate to manage. Those areas of the country most prone to these occurrences have protocols in place, or are developing protocols to address these conditions, including employee safety, driver training, and equipment and facility protection protocols. We have incurred and will incur costs to develop and implement these protocols, and these protocols may not be effective in offsetting these risks. Additionally, the actions of others in response to climate change effects, such as rolling power blackouts, can result in service disruptions and increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. Existing technology presents challenges to our ability to quantify landfill emissions precisely. Ongoing review by government agencies of emerging methane measurement technologies and related regulatory developments could result in changes to how we have historically reported GHG emissions and may result in increases in such emissions reported for our operations. Such regulatory developments could also result in increased compliance costs and adversely affect our operations. Specifically, see Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Climate and Sustainability for additional information.

Meanwhile, a number of legislative and regulatory efforts at the state, provincial, regional and federal levels and internationally aim to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change, and otherwise to promote adaptation to climate change, support the transition to a low-carbon economy, and require disclosure of climate-related matters. We continue to monitor these efforts and the potential impacts to our operations. Should comprehensive federal climate change legislation be enacted, we expect it could impose operational and compliance costs that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. Climate change laws and regulations could also result in increased operational costs or disruption to the business of our customers, potentially impacting our operations and financial condition. We could experience damage to our reputation and brand, including as a result of a failure or perceived failure to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

Failure to maintain an effective system of internal control over financial reporting, due to technology issues, difficulties integrating Stericycle’s operations and systems, or otherwise, could adversely affect our ability to provide accurate and timely financial statements, which may harm our business and reputation.

It is critical that we maintain an effective system of internal control over financial reporting. As described further in Item 9A. Controls and Procedures, in accordance with SEC staff guidance, we have excluded Stericycle from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 contained in this Annual Report on Form 10-K; however, this exclusion may not extend beyond one year from the November 4, 2024 closing date. We are in the process of integrating Stericycle’s operations and systems to ensure the effectiveness of the internal control over financial reporting for this acquired business.

Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, and the time and expenditures needed may exceed our expectations. If we encounter issues with technology systems or difficulties integrating Stericycle’s operations and systems into our system of internal control over financial reporting, and if we are unable to correct any issues encountered in a timely manner, our ability to record, process, summarize, and report financial data may be adversely affected, which may impact the accuracy, quality and completeness of our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability, and penalties. Additionally, if we are unable to conclude that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence and suffer an adverse effect on our stock price.

We could be subject to significant fines and penalties, and our reputation could be adversely affected, if we or third parties with whom we have a relationship fail to comply with U.S. or foreign laws or regulations.

It is our policy to comply with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and with applicable local laws of the foreign countries in which we operate, and we monitor our local partners’ compliance with such laws as well. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Additionally, violations of such laws could subject us to significant fines and penalties.

Under previously reported settlements with governmental authorities relating to Stericycle’s compliance with the FCPA and other anti-corruption laws with respect to now-divested operations in Latin America, Stericycle engaged an independent compliance monitor for two years and is required to undertake compliance with self-reporting obligations for an additional year through November 2025. Other matters may arise in the future involving alleged violations of the FCPA, other anti-corruption and anti-bribery laws, or laws prohibiting doing business with sanctioned parties. These could subject us to enforcement actions, fines, penalties, further oversight by an independent compliance monitor and/or self-reporting obligations, litigation, or orders of suspension or debarment, which could adversely affect our business, financial condition and results of operations.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

As a large company with extensive operations, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business, including governmental proceedings. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to:

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

Stericycle is, and has been, involved in government investigations, enforcement proceedings, private lawsuits and other disputes alleging noncompliance with applicable regulations, including alleged noncompliance with the Controlled Substances Act and other statutes involving its now-divested Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers. With the acquisition of Stericycle, these matters may result in adverse consequences, including permit revocations or denials and civil, criminal and administrative penalties.

Financial Risks

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Macroeconomic pressures, including inflation and rising interest rates, and market disruption are continuing. The U.S. government’s future actions regarding its debt ceiling and any possibility that the U.S. could default on its debt obligations could cause further interest rate increases, disrupt access to capital markets and trigger recessionary conditions. Further, our ability to execute our financial strategy, manage interest rate exposure and incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. An important factor in our credit ratings is our leverage. We have communicated the Company’s expectation that our leverage will return to targeted levels about 18 months after the November 2024 acquisition of Stericycle. If we do not achieve our projected reduction in leverage, it could negatively impact our credit ratings. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected. We have $2.7 billion of debt as of December 31, 2024 that is exposed to changes in market interest rates within the next 12 months, associated with our commercial paper borrowings and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) to meet our cash needs, to the extent available, until maturity in May 2029. As of December 31, 2024, we had no outstanding borrowings under this facility. We had $1.2 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $224 million of letters of credit issued, both supported by this facility, leaving unused and available credit capacity of $2.1 billion as of December 31, 2024. In the event of a default under our $3.5 billion revolving credit facility we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Strategy, Governance and Risk Management

Our Technology Risk Program is designed to proactively identify, monitor, and mitigate technology-related risks across our digital operations and assess cybersecurity risks related to third-party vendors and suppliers. Our Cybersecurity Program and our Technology Risk Program are led by our Chief Information Security Officer (“CISO”) a Certified Information Systems Security Professional with two decades of cybersecurity leadership. The CISO and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The Technology Risk Oversight Committee chaired by our CISO, with members representing leadership throughout our Company, provides oversight and guidance to technology risks, including cybersecurity. Our Company’s Cybersecurity Program is designed to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and leading industry practices, and our Cybersecurity Program is integrated into our Company’s Enterprise Risk Management framework. Internal and external experts regularly evaluate our Cybersecurity Program, and the results of those reviews are reported to senior management and our Company’s Board of Directors. Our Incident Response Committee, which is comprised of leaders in the areas of information security, digital, legal, finance, privacy, compliance and ethics, corporate security and communications, is responsible for leading our Company’s response to cyber incidents. Our Cybersecurity Incident Response Plan outlines the processes by which management is informed about and monitors detection and mediation of cyber incidents. We actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We have a Data Protection Office that works closely with, and assists, our enterprise Privacy Program, overseen by the Chief Privacy Officer, along with advisory support from appointed Data Protection Officers in Europe and Quebec.

While we have experienced cybersecurity threats and breaches targeting our information technology systems and networks and those of our third-party providers, including within the last three years, these incidents have not had a material impact on our Company, including our business strategy, results of operations or financial condition. Risks from cybersecurity threats, including previous cybersecurity incidents encountered by the Company and known incidents encountered by third parties with a connection to the Company, are also not currently viewed as reasonably likely to materially impact our Company, including our business strategy, results of operations or financial condition. We are regularly the target of attempted cyber intrusions, have experienced cyber intrusions, and we anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Geopolitical conflicts and developments and technological advancements also increase the risk and likelihood of cyber incidents. As such, we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Although we have implemented and maintain commercially reasonable security measures and safeguards, including to protect against and identify potential threats, these protections and other systems designed to mitigate cybersecurity risks may not fully defend against an attack or future cybersecurity incident, which can be unpredictable in nature. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. See Item 1A. Risk Factors — Significant cybersecurity incidents negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability for additional discussion.

Board Oversight

Management has primary responsibility for risk management within our Company. The Company’s Board of Directors, with the support of its committees, oversees risk management to ensure that the processes designed, implemented and maintained by our executives are functioning as intended and adapted when necessary to respond to changes in our Company’s strategy as well as emerging risks. The Audit Committee of the Company’s Board of Directors has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses. The Audit Committee receives reports on these matters from our most senior executives in the digital organization, including our Chief Information Officer and CISO, and the Company’s executive officers, at least twice a year. Topics historically covered in such reports, and for which our Board exercises oversight, include third-party evaluation of our technology infrastructure and information security against the NIST cybersecurity framework; management of emerging cyber threats such as merger and acquisition activity and the adoption and governance of artificial intelligence; risk mitigation through the Company’s enterprise-wide cybersecurity training, including our Board of Directors, conducted at least annually; regular simulated phishing tests and third-party penetration testing; review of the Company’s cyber incident insurance coverage and external cyber incident resources; review of the Company’s Cybersecurity Incident Response Plan; review of readouts from cyber incident table top exercises; and consideration of applicable laws and regulations, including those related to privacy. The Company’s Cybersecurity Incident Response Plan includes a section on Board escalation that specifies the process for notification of the Chair of the Audit Committee and the Chair of the Board of the Directors upon certain triggering events, and that group then determines the appropriate form and frequency of communication with the full Audit Committee or Board of Directors, depending on the unique characteristics of the incident.

Item 2. Properties.

Our principal executive offices are in Houston, Texas where we lease approximately 285,000 square feet under a lease expiring in 2035. We also have administrative offices in Arizona, Connecticut, Illinois, India and parts of Western Europe. We own or lease real property in most locations where we have operations or administrative functions. We have operations (i) in all 50 states; (ii) in the District of Columbia; (iii) parts of Canada and (iv) parts of Western Europe.

Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for the replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation. In addition, we continue to make progress on our planned investments to expand our Recycling Processing and Sales and WM Renewable Energy segments. As of December 31, 2024, we had 102 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 65 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 23 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 11 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three of these projects are on third-party landfills. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2024(a)	2023
Landfills owned or operated	262	263
Transfer stations (a)(b)	506	332
Recycling facilities	105	102
Autoclave or alternative medical waste treatment facilities (b)	69	—
Medical waste incinerator facilities (b)	18	—
Secure information destruction processing facilities (b)	107	—
(a)	Includes 167 transfer stations in 2024 that are related to our WM Healthcare Solutions segment.
(b)	Includes 35 Spain and Portugal locations consisting of 19 transfer stations, 12 autoclave or alternative medical waste treatment facilities, 1 medical waste incinerator facility and 3 secure information destruction processing facilities which were classified as assets held for sale as of December 31, 2024. See Note 17 to the Consolidated Financial Statements for further discussion.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 14, 2025 was 7,046.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Waste Management, Inc.	$100	$105	$152	$145	$168	$192
S&P 500 Index	$100	$118	$152	$125	$158	$197
Dow Jones Waste & Disposal Services Index	$100	$107	$149	$141	$166	$198

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases are a part of our long-term strategy and incorporated into our overall capital allocation plan to enhance our Company’s performance, in conjunction with our other uses of capital, and to return value to stockholders in a tax-efficient manner. During 2024, we allocated an aggregate of $262 million to repurchase our common stock under accelerated share repurchase (“ASR”) agreements and open market transactions. As of December 31, 2024, we had received 1.5 million shares with a weighted average price per share of $196.95, exclusive of per-share commissions. As a result of the Stericycle acquisition, the Company has temporarily suspended share repurchases. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the November 2024 acquisition of Stericycle. See Note 13 to the Consolidated Financial Statements for additional information.

There were no common stock repurchases during the fourth quarter of 2024.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2024. This discussion may contain forward-looking statements. See “Cautionary Statement about Forward-Looking Statements” in Part I of this Annual Report on Form 10-K for more information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and may also be described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

We are North America’s leading provider of comprehensive environmental solutions, primarily providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet. Additionally, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Stericycle Acquisition

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle for $62.00 per share in cash, pursuant to an Agreement and Plan of Merger dated June 3, 2024. Total enterprise value of the acquisition was $7.2 billion (net of cash acquired) when including the assumption of $0.5 billion of debt and the repayment of approximately $0.8 billion of net debt. The acquisition expands our offerings in the U.S., Canada and parts of Western Europe. The post-closing operating results of Stericycle have been included in our Consolidated Financial Statements, as a new reportable segment referred to as WM Healthcare Solutions.

For the year ended December 31, 2024, we incurred approximately $160 million of acquisition and integration related costs, which are primarily classified as “Selling, general and administrative expenses.” Refer to Note 19 for more information on the performance of our WM Healthcare Solutions segment.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) WM Renewable Energy and (v) WM Healthcare Solutions. Our East and West Tiers along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer, disposal and resource recovery services. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region, and British Columbia, Canada. Additionally, we provide Other Ancillary services that are not managed through the Tier segments but that support our collection and disposal operations. Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

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

Included within our Collection and Disposal businesses are landfills having (i) 20 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 16 third-party renewable natural gas (“RNG”) facilities processing landfill gas to be sold to natural gas suppliers and (iii) six third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 84 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

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

As of December 31, 2024, we had 102 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 65 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 23 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 11 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three of these projects are on third-party landfills. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, heat and/or steam, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains seven third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 52 additional third-party landfill beneficial gas use projects in the form of royalties.

WM Healthcare Solutions

Our WM Healthcare Solutions segment includes (i) Regulated Waste and Compliance Services (“RWCS”) which provide compliance programs and collection, processing, and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste and (ii) Secure Information Destruction (“SID”) services, which provide for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. RWCS are provided to customers in the U.S., Canada, Ireland and the United Kingdom (“U.K.”). SID services are provided to customers in the U.S., Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands and the U.K.

Our WM Healthcare Solutions customers are primarily in the following industries: enterprise healthcare (i.e., hospitals, health systems, and national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers, and home health organizations), and pharmacy labs and research centers. Our WM Healthcare Solutions businesses also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses. While the WM Healthcare Solutions businesses manage large volumes of waste and other materials, the average volume per customer site is relatively small.

Our customers typically enter into a contract for the provision of services on a scheduled basis, including weekly, monthly or on an as-needed basis over the contract term. Under the contract terms, the WM Healthcare Solutions businesses receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight, and type of waste. Operating revenues are invoiced based on the terms of the underlying contract either on a regular basis, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

As of December 31, 2024, our WM Healthcare Solutions businesses include a global fleet of approximately 6,100 routed trucks, tractors, collection vans and small duty vehicles. Our WM Healthcare Solutions segment operates out of approximately 361 leased and owned facilities worldwide with 69 autoclaves or other alternative medical waste treatment facilities, 18 medical waste incinerator facilities, 107 SID processing facilities and 167 transfer stations. Included within our WM Healthcare Solutions segment are 35 locations that are classified as held for sale as of December 31, 2024.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also included within our Corporate and Other businesses closed sites are (i) six third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 15 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

Included in the fees we charge for our services is our energy surcharge and other charges that are intended to pass through costs to customers.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing medical waste services and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2024 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. For further discussion see Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation.

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

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Advancements made through these initiatives are intended to seamlessly and digitally connect all enterprise functions required to service customers and provide the best experience. We have made significant progress in executing this technology enablement strategy to automate and optimize certain elements of our service delivery model. The key benefits are reduced labor dependency on certain high-turnover jobs, particularly in customer experience, recycling and residential collection, while further elevating our customer self-service through digitalization and implementation of technologies to enhance the safety, reliability and efficiency within our collection operations. Additionally, in 2022, we implemented a new general ledger accounting system, complementary finance enterprise resource planning system and a human capital management system, which will continue to drive operational and service excellence by empowering our people through a modern, simplified and connected employee experience.

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. While recycling commodity prices have recovered in 2024 from the low levels experienced in 2023, commodity prices are still below levels seen at the beginning of 2022. The impacts of commodity price fluctuations are not currently material to our WM Renewable Energy segment; however, as we continue to make investments to grow that segment, we may experience more significant impacts from fluctuations in the prices of electricity, natural gas, RINs and RECs. We continue to take proactive steps to adjust our business models to protect against the down-side risk of changes in commodity prices.

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

Current Year Financial Results

During 2024, we continued to focus on our priorities to advance our strategy—enhancing employee engagement, reducing our cost to serve through the use of technology and automation, and investing in growth through acquisitions and our Recycling Processing and Sales and WM Renewable Energy segments. We invested approximately $8 billion, with $7.5 billion funded in cash and $0.5 billion as the assumption of debt, on acquisitions in 2024, including having completed our acquisition of Stericycle in early November. We remain diligent in offering competitive and differentiated services that meet the needs of our customers, and we are focused on driving operating efficiencies and reducing discretionary spend. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. This strategic focus, combined with strong operational execution, resulted in increased revenue, income from operations and income from operations margin in 2024 when compared to the prior year. During 2024, the Company allocated $3,231 million of available cash to capital expenditures. We also allocated $1,472 million of available cash to our shareholders during 2024 through dividends and common stock repurchases.

Key elements of our 2024 financial results include:

●	Revenues of $22,063 million for 2024 compared with $20,426 million in 2023, an increase of $1,637 million, or 8.0%. The increase is primarily attributable to (i) higher yield in our Collection and Disposal businesses; (ii) acquisitions, net of divestitures; (iii) increases in commodity prices in our Recycling and Sales and WM Renewable Energy segments and (iv) increased volumes. These increases were partially offset by a decrease in revenue from our energy surcharge program as a result of a decline in the price of fuel, particularly diesel;
●	Operating expenses of $13,383 million in 2024, or 60.7% of revenues, compared with $12,606 million, or 61.7% of revenues, in 2023. As a percentage of revenue, operating expenses improved significantly compared to the prior year as revenue growth from price, efficiency gains, improved employee retention and momentum in truck deliveries offset the impacts of inflationary increases in wages and other expenses. The increase in total operating expenses from prior year related primarily to (i) acquisitions; (ii) inflationary pressure on wages and expenses; (iii) higher recycling customer rebates resulting from an approximate 50% increase in single-stream recycling commodity prices; (iv) volume growth within our WMSBS business which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses; (v) increases in landfill operating costs, particularly for higher leachate costs due to wet weather and (vi) higher risk management spend, due in part, to increases in certain large loss claims reserves. These increases were partially offset by lower diesel fuel prices and an increase in gains on the sale of non-strategic assets in 2024 as compared with the prior year;
●	Selling, general and administrative expenses of $2,264 million in 2024, or 10.3% of revenues, compared with $1,926 million, or 9.4% of revenues, in 2023. The $338 million increase was primarily due to (i) costs incurred in connection with the acquisition and integration of Stericycle of which a significant portion were transaction and integration costs that are not expected to recur; (ii) increased labor costs from higher annual and long-term incentive compensation costs and annual wage increases and (iii) increased professional fees to support strategic initiatives. Partially offsetting these increases was a decline in litigation costs;
●	Income from operations of $4,063 million, or 18.4% of revenues, in 2024 compared with $3,575 million, or 17.5% of revenues, in 2023. The increase in the current year earnings was primarily driven by (i) revenue growth and improved performance within our Collection and Disposal businesses; (ii) impairments incurred in 2023 and (iii) higher RIN quantities generated and sold at higher market values in the current year;
●	Net income attributable to Waste Management, Inc. was $2,746 million, or $6.81 per diluted share, compared with $2,304 million, or $5.66 per diluted share, in 2023. The $442 million increase is due to an increase in income from operations discussed above, as well as lower income tax expense driven by benefits generated from our low-income housing investments and federal tax credits realized from our RNG investments. These increases were partially offset by higher interest expense;
●	Net cash provided by operating activities was $5,390 million in 2024, compared with $4,719 million in 2023. The $671 million increase in net cash provided by operating activities was primarily driven by (i) higher earnings in our Collection and Disposal businesses; (ii) favorable changes in working capital, net of effects of acquisitions and divestitures and (iii) lower annual incentive compensation payments. This increase was partially offset by higher cash interest payments and income tax payments; and
●	Free cash flow was $2,317 million in 2024, compared with $1,902 million in 2023. The $415 million increase in free cash flow was primarily due to the increases in operating cash described above and increase in proceeds from the divestiture of non-strategic assets and businesses. These increases were partially offset by an increase in capital spending, which was driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments and higher capital asset purchases in the current year to support our Collection and Disposal businesses. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the years ended December 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues(a)(b)	Revenues(b)
Year Ended December 31:
2024
Commercial	$5,371	$798	$6,169
Industrial	3,089	794	3,883
Residential	3,466	89	3,555
Other collection	2,964	230	3,194
Total collection	14,890	1,911	16,801
Landfill	3,445	1,513	4,958
Transfer	1,381	1,067	2,448
Total Collection and Disposal	19,716	4,491	24,207
Recycling Processing and Sales	1,603	287	1,890
WM Renewable Energy	318	3	321
WM Healthcare Solutions	403	10	413
Corporate and Other	23	25	48
Total	$22,063	$4,816	$26,879

2023
Commercial	$5,109	$692	$5,801
Industrial	3,083	753	3,836
Residential	3,378	96	3,474
Other collection	2,786	220	3,006
Total collection	14,356	1,761	16,117
Landfill	3,252	1,479	4,731
Transfer	1,257	1,036	2,293
Total Collection and Disposal	18,865	4,276	23,141
Recycling Processing and Sales	1,264	312	1,576
WM Renewable Energy	273	3	276
Corporate and Other	24	22	46
Total	$20,426	$4,613	$25,039

2022
Commercial	$4,860	$590	$5,450
Industrial	3,025	656	3,681
Residential	3,264	75	3,339
Other collection	2,466	217	2,683
Total collection	13,615	1,538	15,153
Landfill	3,062	1,454	4,516
Transfer	1,166	977	2,143
Total Collection and Disposal	17,843	3,969	21,812
Recycling Processing and Sales	1,516	244	1,760
WM Renewable Energy	312	3	315
Corporate and Other	27	22	49
Total	$19,698	$4,238	$23,936

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the fourth quarter of 2024, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods were recast to conform to current year presentation.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2024 vs. 2023				2023 vs. 2022
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$811	4.5%			$911	5.4%
Recycling Processing and Sales and WM Renewable Energy (c)	271	17.1			(381)	(20.2)
Energy surcharge and mandated fees	(97)	(9.9)			(104)	(9.7)
Total average yield (d)			$985	4.8%			$426	2.1%
Volume (e)			88	0.4			150	0.8
Internal revenue growth			1,073	5.2			576	2.9
Acquisitions			584	2.9			186	0.9
Divestitures			(8)	—			(5)	—
Foreign currency translation			(12)	(0.1)			(29)	(0.1)
Total			$1,637	8.0%			$728	3.7%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield for the year ended December 31 are as follows (dollars in millions):

	2024 vs. 2023		2023 vs. 2022
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$327	6.2%	$321	6.5%
Industrial	176	5.0	240	7.2
Residential	200	6.2	191	6.1
Total collection	703	5.6	752	6.3
Landfill	54	1.8	76	2.7
Transfer	54	4.5	83	7.5
Total Collection and Disposal	$811	4.5%	$911	5.4%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We are continuing to see growth in our landfill business with our municipal solid waste experiencing average yield of 3.1% in 2024.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield increased $245 million in 2024 and decreased $308 million in 2023, respectively, as compared with the prior year periods. Average market prices for single-stream recycled commodities increased approximately 50% in 2024 and decreased 40% in 2023 as compared with the prior year period. During 2023, the revenue decline from lower commodity pricing that started in 2022 was partially offset by higher pricing in our recycling brokerage business as well as our continued focus on a fee-based pricing model. Additionally, revenue in our WM Renewable Energy segment increased $26 million in 2024 and decreased $73 million in 2023 as compared with the prior year periods, primarily driven by fluctuations in energy prices and the value and quantity of RINs. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately mitigate the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees decreased $97 million and $104 million in 2024 and 2023, respectively, as compared to the prior year periods. Beginning in the second quarter of 2023, our energy surcharge was revised to incorporate market prices for both diesel and CNG. The decrease in energy surcharge revenues is primarily due to a decline in market prices for diesel fuel of approximately 10% in 2024 and 15% in 2023 as compared to the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the periods presented.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $88 million, or 0.4%, and $150 million, or 0.8%, in 2024 and 2023, respectively, as compared with the prior year periods. Although our 2024 volume growth has moderated when compared to 2023, special waste and municipal solid waste tons at our landfills continue to be a significant driver of our growth. Additionally, in 2024 we saw an increase in volumes in our WMSBS business due to our continued focus on a differentiated service model for national accounts customers and our recycling activity, renewable energy projects and commercial collection business contributed to our overall volume growth. These increases were partially offset by a decrease in industrial collection volumes and the intentional shedding of low-margin residential collection business. Furthermore, our construction and demolition landfill volumes for the year ended December 31, 2024, declined as compared to prior year due to clean-up efforts in our East Tier from Hurricane Ian in 2023.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $576 million, or 2.9%, and $181 million, or 0.9%, in 2024 and 2023, respectively, as compared to the prior year periods. The 2024 increase was primarily due to our acquisition of Stericycle in November 2024. The remaining increases were related to our ongoing investment in tuck-in acquisitions of solid waste businesses.

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

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2024		2023		2022
Labor and related benefits	$3,845	17.4%	$3,669	18.0%	$3,452	17.5%
Transfer and disposal costs	1,331	6.0	1,273	6.2	1,215	6.2
Maintenance and repairs	2,079	9.4	1,978	9.7	1,835	9.3
Subcontractor costs	2,240	10.2	2,185	10.7	2,006	10.2
Cost of goods sold	1,048	4.7	769	3.8	973	4.9
Fuel	437	2.0	501	2.4	592	3.0
Disposal and franchise fees and taxes	744	3.4	736	3.6	720	3.7
Landfill operating costs	524	2.4	453	2.2	421	2.1
Risk management	351	1.6	320	1.6	348	1.8
Other	784	3.6	722	3.5	732	3.7
	$13,383	60.7%	$12,606	61.7%	$12,294	62.4%

As a percentage of revenue, operating expenses improved significantly compared to the prior year as revenue growth from price, efficiency gains, improved employee retention and momentum in truck deliveries offset the impacts of inflationary increases in wages and other expenses. The increase in total operating expenses from prior year related primarily to (i) acquisitions; (ii) inflationary pressure on wages and expenses; (iii) higher recycling customer rebates resulting from an approximate 50% increase in single-stream recycling commodity prices; (iv) volume growth within our WMSBS business which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses; (v) increases in landfill operating costs due to wet weather and (vi) higher risk management spend, due in part, to increases in certain large loss claims reserves. These increases were partially offset by lower diesel fuel prices and an increase in gains on the sale of non-strategic assets in 2024 as compared with the prior year.

Our operating expenses increased in 2023, as compared with 2022, primarily due to (i) inflationary cost pressures,

particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments. These increases were offset, in part, by commodity-driven business impacts, particularly from lower recycling rebates reflected in costs of goods sold and lower fuel prices. Our focus on operating efficiency and efforts to control our costs, along with revenue growth, enabled us to improve operating costs as a percent of revenues in 2023 as compared with 2022.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — Our investments in technology that focus on driving route optimization, improving driver retention, and creating efficiencies have positively impacted our labor and related benefits costs. The increase in costs in 2024, as compared with 2023, was primarily driven by (i) increased headcount from our recent acquisitions and (ii) annual employee wage increases and higher annual incentive compensation. These increases were offset, in part, by the benefit of productivity and operational efficiency gains. The increase in labor and related benefits costs in 2023, as compared with 2022, was primarily driven by (i) employee market wage adjustments; (ii) increased headcount primarily from acquisitions and (iii) increases in health and welfare costs and in medical care activity. These increases were offset, in part, by lower annual incentive compensation.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2024, as compared with 2023, was primarily due to (i) inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers and (ii) incremental third-party transfer and disposal costs as a result of our recent acquisitions. These cost increases were offset, in part, by decreases in industrial and residential collection volumes. The increase in transfer and disposal costs in 2023, as compared with 2022, was primarily due to inflationary cost increases, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers, offset, in part, by a decrease in collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2024, as compared with 2023, was primarily driven by (i) inflationary and acquisition related cost increases for parts, supplies and third-party services, and (ii) annual wage increases and higher technician headcount. These cost increases were offset, in part, by an improvement in new truck deliveries, which require less maintenance than older trucks, (ii) fleet rationalization efforts that removed older trucks and reduced our fleet count and (iii) improvements in operational efficiencies. The increase in maintenance and repairs costs in 2023, as compared with 2022, was primarily driven by (i) continued inflationary cost increases for parts, supplies and third-party services, although the impact of such inflationary cost increases moderated throughout the year and (ii) labor cost increases for our technicians, including additional headcount.

Subcontractor Costs — The increase in subcontractor costs in 2024, as compared with 2023, was primarily due to (i) an increase in volumes in our WMSBS business, which relies more extensively on subcontracted hauling and services than our Collection and Disposal businesses (ii) continued inflationary cost increases related to labor costs from third-party haulers and (iii) our recent acquisitions. These increases were offset, in part, by the impact of lower fuel prices on third-party subcontracted hauling and services. The increase in subcontractor costs in 2023, as compared with 2022, was primarily due to (i) an increase in volumes in our WMSBS and SES businesses, which rely more extensively on subcontracted hauling and services than other parts of our Collection and Disposal businesses and (ii) continued inflationary cost increases, particularly labor and other costs from third-party haulers.

Cost of Goods Sold — The increase in cost of goods sold in 2024, as compared with 2023, was primarily driven by an approximate 50% increase in single-stream recycling commodity prices. The decrease in cost of goods sold in 2023, as compared with 2022, was primarily driven by a 40% decrease in average single-stream recycling commodity prices.

Fuel — The decrease in fuel costs was primarily due to a decrease of approximately 10% in average market prices for diesel fuel in 2024 and 15% in 2023.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2024, as compared with 2023, was primarily driven by an increase in landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes. The increase in disposal and franchise fees and taxes in 2023, as compared with 2022, was primarily driven by an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs in 2024, as compared with 2023, was primarily due to (i) higher leachate collection and treatment and site maintenance costs which can largely be attributed to particularly wet weather in certain markets throughout 2024 and (ii) increased methane collection and treatment costs. Our landfill operating costs increased in 2023, as compared with 2022, primarily due to (i) higher expenses for interest accretion on landfill and environmental remediation liabilities and (ii) an increase in remediation expense due to changes in measurement of certain environmental remediation obligations.

Risk Management — The increase in risk management in 2024, as compared with 2023, was primarily due to (i) adjustments to our reserves for certain large loss claims; (ii) higher auto and workers compensation claims costs and (iii) increases in premiums for property coverage. These increases were offset, in part, by current year insurance recoveries for property claims associated with a fire and natural disasters. Risk management costs decreased in 2023, as compared with 2022, primarily due to lower levels of large loss claims.

Other — Other operating costs increased in 2024, as compared with 2023, primarily due to (i) our recent acquisitions (ii) higher supply chain rebates in 2023 and (iii) a prior year favorable litigation settlement, which reduced our expenses in that period. These increases were offset, in part, by gains on the sales of non-strategic assets in 2024. Other operating costs decreased in 2023, as compared with 2022, primarily due to (i) supply chain rebates in 2023 and (ii) a favorable litigation settlement, which were offset, in part, by (i) inflationary cost pressures, although the impact of such continued inflationary cost increases moderated throughout the year; (ii) higher utility costs at our facilities; (iii) an increase in business travel and (iv) higher equipment rental costs.

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2024		2023		2022
Labor and related benefits	$1,400	6.4%	$1,205	5.9%	$1,195	6.1%
Professional fees	358	1.6	228	1.1	268	1.4
Provision for bad debts	51	0.2	56	0.3	50	0.2
Other	455	2.1	437	2.1	425	2.1
	$2,264	10.3%	$1,926	9.4%	$1,938	9.8%

Selling, general and administrative expenses in 2024, as compared with 2023, have increased due to (i) severance and consulting costs incurred in connection with the acquisition and integration of Stericycle, of which a significant portion are transaction and integration costs that are not expected to recur; (ii) increased labor costs from higher annual and long-term incentive compensation and annual wage increases and (iii) increased professional fees to support strategic initiatives. Partially offsetting these increases was a decline in litigation costs.

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

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2024, as compared with 2023, was primarily related to (i) costs incurred in connection with our acquisition of Stericycle, including severance costs and additional headcount; (ii) higher annual and long-term incentive compensation costs and (iii) annual employee wage increases. The increase in labor and related benefits costs in 2023, as compared with 2022, was primarily related to (i) annual wage increases for our employees; (ii) market adjustments for deferred compensation plans related to investment performance and (iii) higher long-term incentive compensation costs, partially offset by lower annual incentive compensation costs and lower contract labor expenses.

Professional Fees — The increase in professional fees in 2024, as compared with 2023, was primarily attributable to legal, consulting and accounting costs incurred to support strategic initiatives, including our acquisition of Stericycle. The decrease in professional fees in 2023, as compared with 2022, was primarily attributable to reduced expenses in connection with investments in our digital platform.

Other — The increase in other expenses in 2024, as compared with 2023, was primarily related to (i) risk management costs incurred in connection with the acquisition and integration of Stericycle and (ii) increased spend across multiple cost categories including technology and travel. These cost increases were partially offset by a decline in litigation costs. The increase in other expenses in 2023, as compared with 2022, was primarily related to (i) increased litigation costs; (ii) increased bank charges and (iii) higher advertising spend, which were partially offset by lower travel expenses and lower telecommunication costs.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2024		2023		2022
Depreciation of tangible property and equipment	$1,292	5.9%	$1,197	5.9%	$1,155	5.9%
Depletion of landfill airspace	795	3.6	745	3.6	754	3.8
Amortization of intangible assets	180	0.8	129	0.6	129	0.6
	$2,267	10.3%	$2,071	10.1%	$2,038	10.3%

The increase in depreciation of tangible property and equipment in 2024, as compared with 2023, was driven by (i) increased investments in capital assets such as trucks and containers and (ii) the acquisition of Stericycle. The increase in depletion of landfill airspace in 2024, as compared to with 2023, was driven by changes in amortization rates from revisions in landfill estimates and volume increases, partially offset by the closure of a landfill in our East Tier. The increase in amortization of intangibles was driven by the amortization of acquired intangible assets.

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

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2024	2023	2022
Gain from divestitures, net	$(26)	$—	$(5)
Asset impairments	90	275	50
Other, net	18	(32)	17
	$82	$243	$62

During the year ended December 31, 2024, we recognized $82 million of net charges primarily consisting of (i) a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business; (ii) a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our acquisition of Stericycle and (iii) a $13 million charge pertaining to reserves for loss contingencies in our Corporate and Other segment to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10 to the Consolidated Financial Statements for further information.

During the year ended December 31, 2023, we recognized $243 million of net charges primarily consisting of (i) a $168 million goodwill impairment charge within our Recycling Processing and Sales segment related to a business engaged in accelerating film and plastic wrap recycling capabilities, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business; (ii) $107 million of impairment charges within Corporate and Other for certain investments in waste diversion technology businesses and (iii) a $17 million charge within Corporate and Other to adjust an indirect wholly owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. Refer to Notes 5 and 10 to the Consolidated Financial Statements for further information.

During the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier and (ii) a $17 million charge pertaining to reserves for loss contingencies within Corporate and Other to adjust an indirect wholly owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10 to the Consolidated Financial Statements. These losses were partially offset by a $5 million gain from the divestiture of a collection and disposal operation in our West Tier.

See Note 2 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments. See Note 19 to the Consolidated Financial Statements for additional information related to the impact of impairments on the results of operations of our reportable segments.

Income from Operations

The following table summarizes income from operations for the year ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2024	Change		2023	Change		2022
Collection and Disposal:
East Tier	$2,760	$314	12.8%	$2,446	$268	12.3%	$2,178
West Tier	2,693	310	13.0	2,383	201	9.2	2,182
Other Ancillary	(9)	(1)	*	(8)	(8)	*	—
Collection and Disposal	5,444	623	12.9	4,821	461	10.6	4,360
Recycling Processing and Sales	86	130	*	(44)	(172)	*	128
WM Renewable Energy	99	20	25.3	79	(53)	(40.2)	132
WM Healthcare Solutions	(69)	(69)	*	—	—	*	—
Corporate and Other	(1,497)	(216)	16.9	(1,281)	(26)	2.1	(1,255)
Total	$4,063	$488	13.7%	$3,575	$210	6.2%	$3,365
Percentage of revenues	18.4%			17.5%			17.1%

* Percentage change does not provide a meaningful comparison.

Collection and Disposal — The most significant items affecting the results of operations of our Collection and Disposal businesses during the three years ended December 31, 2024 are summarized below:

●	Income from operations in our Collection and Disposal businesses increased in 2024, as compared with 2023, primarily due to (i) our focus on pricing our services to keep pace with inflationary cost pressures, alongside intentional efforts to improve efficiency and operating costs incurred to serve our customers; (ii) contributions from higher landfill volumes generated from special waste and municipal solid waste and (iii) gains on the sales of non-strategic assets. These increases were partially offset by (i) a decline in contributions from lower industrial volumes; (ii) an increase in landfill operating costs and (iii) increased depreciation expenses with relation to our fleet, machinery and equipment as well as higher depletion costs at our landfills.
●	Income from operations in our Collection and Disposal businesses increased in 2023, as compared with 2022, primarily due to revenue growth in our collection and disposal operations driven by both yield and volume. This increase was partially offset by (i) inflationary cost pressures, particularly for maintenance and repairs and subcontractor costs and (ii) labor cost pressure from frontline employee market wage adjustments.

Recycling Processing and Sales — Income from operations in our Recycling Processing and Sales segment increased in 2024, as compared with 2023, primarily due to (i) net charges of $122 million recognized in 2023 related to a goodwill impairment and reversal of contingent consideration, as discussed below and (ii) benefits from the automation of our recycling facilities as well as investments in new facilities and cost management. These improvements were partially offset by the impact of higher costs incurred from the temporary shutdown of facilities for technology upgrades.

Income from operations in our Recycling Processing and Sales segment decreased in 2023, as compared with 2022, primarily due to (i) a $168 million goodwill impairment charge, with $22 million attributable to noncontrolling interests, which was partially offset by the recognition of $46 million of income related to the reversal of contingent consideration as discussed above in (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net; (ii) a decline in recycling commodity prices; (iii) lower revenue resulting from the temporary shutdown of facilities for technology upgrades combined with increased costs associated with the transportation and third-party tip fees for processing recyclables and (iv) startup costs linked to the establishment of a new processing facility.

WM Renewable Energy — Income from operations in our WM Renewable Energy segment increased in 2024, as compared with 2023, primarily due to (i) higher RIN quantities generated and sold at higher market values in the current year and (ii) increased beneficial use of landfill gas sold to third parties due to the completion of additional projects. Income from operations in our WM Renewable Energy segment decreased in 2023, as compared with 2022, primarily due to (i) lower energy prices and the value of RINs and (ii) increased operating and selling, general and administrative costs associated with the construction of new projects to increase the beneficial use of landfill gas. These decreases were partially offset by an increase in volume of RFS credits, electricity and natural gas.

WM Healthcare Solutions — Our WM Healthcare Solutions segment generated a loss of $69 million in 2024, which was largely attributable to acquisition and integration related expenses. There is no 2023 or 2022 activity as Stericycle was acquired on November 4, 2024.

Corporate and Other — The costs incurred by our Corporate and Other segment increased in 2024, as compared with 2023, primarily due to (i) increased professional and transaction fees to support strategic initiatives, including our acquisition of Stericycle; (ii) higher annual and long-term incentive compensation costs and (iii) an increase in risk management costs due to an increase in our large loss reserves as well as higher auto and workers compensation claims. This increase was partially offset by the impact of non-cash impairment charges for certain investments incurred in 2023, as discussed below.

Income from operations in Corporate and Other decreased in 2023, as compared with 2022, primarily due to impairment charges of (i) $107 million for certain investments in waste diversion technology businesses and (ii) $17 million to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site.

Interest Expense, Net

Our interest expense, net was $598 million, $500 million and $378 million in 2024, 2023 and 2022, respectively. The increase in interest expense, net for 2024 is primarily related to an increase in our average debt balances to fund our acquisition of Stericycle. The increase in interest expense, net for 2023 is primarily related to an increase in our weighted average borrowing rate of approximately 80 basis points due to increased rates on floating-rate debt and higher fixed rates on refinancing as well as an increase in average debt balances to fund growth. Partially offsetting these increases were benefits from higher capitalized interest and increases in interest income as a result of higher cash and cash equivalent balances as well as higher investment rates. See Note 6 to the Consolidated Financial Statements for more information related to our debt balances.

Loss on Early Extinguishment of Debt, Net

In October 2024, we drew $5.2 billion of borrowings under the Term Credit Agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings with net proceeds from our November 2024 issuance of $5.2 billion of senior notes and contemporaneously terminated the Term Credit Agreement, resulting in a $7 million loss on early extinguishment of debt.

Equity in Net Income (Losses) of Unconsolidated Entities

We recognized equity method investment income of $4 million in 2024 and losses of $60 million and $67 million in 2023 and 2022, respectively. These financial statement impacts are largely related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. In 2024, we adopted Accounting Standards Update (“ASU”) 2023-02, and, as a result, beginning in 2024, the amortization of these investments is recognized as a component of income tax expense. Refer to Notes 2 and 8 to the Consolidated Financial Statements for further discussion. We generate tax benefits, including tax credits, from the losses incurred from these investments. The losses are more than offset by the tax benefits generated by these investments as further discussed in Notes 8 and 18 to the Consolidated Financial Statements.

Income Tax Expense

We recorded income tax expense of $713 million, $745 million and $678 million in 2024, 2023 and 2022, respectively, resulting in effective income tax rates of 20.6%, 24.7% and 23.2% for the years ended December 31, 2024, 2023 and 2022, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Renewable Natural Gas — Through our subsidiaries, including our WM Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Sections 48 and 45Z of the Internal Revenue Code. We completed construction of five RNG facilities in 2024 and one RNG facility in 2023, resulting in a reduction to our income tax expense of $137 million and $8 million, respectively, for investment tax credits under Section 48 (additional information related to these tax credits is included below under the Tax Legislation section);
●	Low-Income Housing — As a result of adopting ASU 2023-02, we amortize our investments in these entities using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Consolidated Statements of Operations. Prior to fiscal year 2024, we accounted for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net income (losses) of unconsolidated entities, within our Consolidated Statements of Operations. We recognized additional income tax expense of $78 million in 2024, related to amortization under ASU 2023-02. We recognized net losses of $66 million and $65 million in 2023 and 2022, respectively, and a reduction in our income tax expense of $104 million, $108 million and $99 million in 2024, 2023, and 2022, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. See Notes 2, 8, and 18 to the Consolidated Financial Statements for additional information related to these unconsolidated variable interest entities;
●	Tax Implications of Impairments — During the years ended December 31, 2024 and 2023, we recognized additional income tax expense of $14 million and $50 million, respectively, due to non-cash impairment charges that were not deductible for tax purposes in the year of impairment. The non-cash impairment charge recognized during 2022 was deductible for tax purposes. See Note 11 to the Consolidated Financial Statements for more information related to our impairment charges; and
●	Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secure approximately $60 million of annual pre-tax benefit (recorded as a reduction in our operating expense) from tax credits in 2023 and 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company absent further legislative action. With respect to the investment tax credit, we expect the cumulative benefit to be between $300 million and $400 million, a large portion of which is anticipated to be realized in 2024 through 2026. The expected benefit from the investment tax credit for 2025 and 2026 is dependent on a number of estimates and assumptions, including the timing of project completion. Finally, we expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, will likely result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 257 solid waste landfills and five secure hazardous waste landfills as of December 31, 2024 and 258 solid waste landfills and five secure hazardous waste landfills as of December 31, 2023. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2024			2023
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	5,211	161	5,372	5,165	190	5,355
Acquisitions, divestitures, newly permitted landfills and closures	—	8	8	—	—	—
Changes in expansions pursued (a)	—	58	58	—	138	138
Expansion permits granted (b)	64	(64)	—	168	(168)	—
Depletable tons received	(125)	—	(125)	(123)	—	(123)
Changes in engineering estimates and other (c)	24	2	26	1	1	2
Balance as of end of year (in tons) (d)	5,174	165	5,339	5,211	161	5,372
Balance as of end of year (in cubic yards) (d)	5,049	165	5,214	5,079	180	5,259
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at 11 of our landfills during 2024 and 13 of our landfills during 2023, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.
(d)	See Note 2 to the Consolidated Financial Statements for discussion of converting remaining cubic yards of airspace to tons of capacity.

The depletable tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2024			2023
	# of	Depletable	Tons per	# of	Depletable	Tons per
	Sites	Tons	Day	Sites	Tons	Day
Solid waste landfills (a)	257	124,271	456	258	122,141	450
Hazardous waste landfills	5	626	2	5	658	2
	262	124,897	458	263	122,799	452
Solid waste landfills closed, divested or lease or other contractual agreement expired during related year	—	113		—	—
		125,010			122,799
(a)	As of December 31, 2024 and 2023, we had 15 and 17 landfills, respectively, which were not accepting waste.

As of December 31, 2024, we owned or managed 239 sites that are either in closure or post-closure, have received a certification post-closure, or are regulated under a remedial action plan.

Based on remaining permitted airspace as of December 31, 2024 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 38 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 18 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 39 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2024, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	28
6 to 10 years	22
11 to 20 years	53
21 to 40 years	62
41+ years	97
Total	262	(a)
(a)	Of the 262 landfills, 221 are owned, 29 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace depletion for the year ended December 31, 2024 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Depletion	Landfill Assets
December 31, 2023	$19,473	$(11,643)	$7,830
Capital additions	832	—	832
Asset retirement obligations incurred and capitalized	91	—	91
Depletion of landfill airspace	—	(795)	(795)
Foreign currency translation	(100)	47	(53)
Asset retirements and other adjustments	(23)	132	109
December 31, 2024	$20,273	$(12,259)	$8,014

As of December 31, 2024, we estimate that we will spend approximately $845 million in 2025, and approximately $1.8 billion in 2026 and 2027 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2024 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2023	$2,853	$209
Obligations incurred and capitalized	91	—
Obligations settled	(136)	(23)
Interest accretion	133	—
Revisions in estimates and interest rate assumptions	121	36
Acquisitions, divestitures and other adjustments	(5)	—
December 31, 2024	$3,057	$222

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2024	2023	2022
Interest accretion on landfill and environmental remediation liabilities	$133	$130	$112
Leachate and methane collection and treatment	230	196	193
Landfill remediation costs and discount rate adjustments to environmental remediation liabilities and recovery assets	18	7	(2)
Other landfill site costs	143	120	118
Total landfill operating costs	$524	$453	$421

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

The following table presents our landfill airspace depletion expense on a per-ton basis for the year ended December 31:

	2024	2023	2022
Depletion of landfill airspace (in millions)	$795	$745	$754
Tons received, net of redirected waste (in millions)	125	123	125
Average landfill airspace depletion expense per ton	$6.36	$6.07	$6.05

Different per-ton depletion rates are applied at each of our 262 landfills, and per-ton depletion rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace depletion expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

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

Summary of Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2024 (other than recorded obligations related to liabilities associated with environmental remediation costs and non-cancelable operating lease obligations, which are discussed further in Notes 3 and 7 to the Consolidated Financial Statements, respectively) and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Recorded Obligations:
Final capping, closure and post-closure liabilities (a)	$177	$223	$265	$197	$166	$3,762	$4,790
Debt payments (b)	2,613	747	2,022	1,969	2,048	14,680	24,079
Unrecorded Obligations:
Interest on debt (c)	928	888	838	736	647	5,168	9,205
Estimated unconditional purchase obligations (d)	274	270	142	96	68	556	1,406
Anticipated liquidity impact as of December 31, 2024	$3,992	$2,128	$3,267	$2,998	$2,929	$24,166	$39,480
(a)	Includes liabilities for final capping, closure and post-closure costs recorded in our Consolidated Balance Sheet as of December 31, 2024, without the impact of discounting and inflation. Our recorded liabilities for final capping, closure and post-closure costs will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(c)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2024. As of December 31, 2024, we had $251 million of accrued interest related to our debt obligations.

(d)	Our obligations represent purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees that we do not expect to materially affect our current or future financial position, results of operations or liquidity. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations and guarantees.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances as of December 31 (in millions):

	2024	2023
Cash and cash equivalents	$414	$458
Restricted funds:
Insurance reserves	$385	$376
Final capping, closure, post-closure and environmental remediation funds	128	119
Other	—	17
Total restricted funds (a)	$513	$512
Debt:
Current portion	$1,359	$334
Long-term portion	22,541	15,895
Total debt	$23,900	$16,229
(a)	As of December 31, 2024 and 2023, $100 million and $90 million, respectively, of these account balances was included in other current assets in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2024 are described in Note 6 to the Consolidated Financial Statements.

As of December 31, 2024, we had approximately $4.0 billion of debt maturing within the next 12 months, including (i) $1.4 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.2 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $422 million of 3.125% senior notes that mature in March 2025; (iv) $500 million of 0.750% senior notes that mature in November 2025 and (v) $438 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax-exempt bonds. As of December 31, 2024, we have classified $2.6 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $1.4 billion of debt maturing in the next 12 months is classified as current obligations.

Senior Notes — In July 2024, WMI issued $750 million of 4.950% senior notes due July 2027 and $750 million of 4.950% notes due July 2031, the net proceeds of which were $1.49 billion. The net proceeds were used primarily to reduce outstanding borrowings under our commercial paper program. We also repaid $156 million of WMI’s 3.500% senior notes upon maturity in May 2024.

In August 2024, WMI entered into a delayed draw Term Credit Agreement in a principal amount of up to $7.2 billion (the “Term Credit Agreement”). In October 2024, we drew $5.2 billion of borrowings under the Term Credit Agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings and contemporaneously terminated the Term Credit Agreement, resulting in a $7 million loss on early extinguishment of debt. See Note 6 to the Consolidated Financial Statements for further discussion.

In November 2024, we issued senior notes, the net proceeds of which were approximately $5.2 billion, consisting of (i) $1.0 billion of 4.500% senior notes due March 2028; (ii) $700 million of 4.650% senior notes due March 2030; (iii) $750 million of 4.800% senior notes due March 2032; (iv) $1.5 billion of 4.950% senior notes due March 2035; and (v) $1.25 billion of 5.350% senior notes due October 2054. We used the net proceeds to repay all outstanding borrowing under the Term Credit Agreement.

Stericycle Exchange Offer and Consent Solicitation — On November 8, 2024, we completed our private offer to eligible holders to exchange $500 million of outstanding 3.875% senior notes issued by Stericycle (the “Stericycle Notes”) for new notes issued by us (the “WM Notes”) and cash. The WM Notes have the same interest rate, interest payment dates, and maturity date as the exchanged Stericycle Notes but differ in certain respects from the Stericycle Notes, including with respect to the redemption provisions. Approximately $485 million in aggregate principal amount of the Stericycle Notes, or 97%, were tendered and accepted, and new WM Notes were issued. The portion of Stericycle Notes not exchanged, approximately $15 million, remains an outstanding obligation of Stericycle, our wholly-owned subsidiary. The debt exchange is accounted for as a modification of debt, as the financial terms of the WM Notes do not differ from the Stericycle Notes, and there is no substantial difference between the present value of cash flows under each respective set of notes. In connection with the exchange offer, we solicited and obtained sufficient consents to amend the Stericycle Notes and related indenture to eliminate substantially all the restrictive covenants, restrictive provisions and events of default, other than payment-related, guarantee-related and bankruptcy-related events of default, and such amendments took effect with respect to the remaining Stericycle Notes on November 8, 2024.

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2024	2023
Revolving credit facility (a)	$224	$180
Other letter of credit lines (b)	862	834
	$1,086	$1,014
(a)	As of December 31, 2024 and 2023, we had an unused and available credit capacity of $2.1 billion and $2.5 billion, respectively.
(b)	As of December 31, 2024, these other letter of credit lines are uncommitted with terms extending through December 2028.

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

December 31, 2024
Balance Sheet Information:
Current assets	$15
Noncurrent assets	14
Current liabilities	1,367
Noncurrent liabilities:
Advances due to affiliates	15,328
Other noncurrent liabilities	20,140

Year Ended
December 31, 2024
Income Statement Information:
Revenue	$—
Operating income	(547)
Net loss	(405)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 (in millions):

	2024	2023	2022
Net cash provided by operating activities	$5,390	$4,719	$4,536
Net cash used in investing activities	$(10,601)	$(3,091)	$(3,063)
Net cash provided by (used in) financing activities	$5,155	$(1,524)	$(1,216)

Net Cash Provided by Operating Activities —  Our operating cash flows increased in 2024, as compared with 2023, by $671 million primarily driven by (i) higher earnings in our Collection and Disposal businesses; (ii) favorable changes in working capital, net of effects of acquisitions and divestitures and (iii) lower annual incentive compensation payments. This increase was partially offset by higher cash interest and income tax payments.

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

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $7,503 million, $173 million and $377 million in 2024, 2023 and 2022, respectively, of which $7,488 million, $170 million and $377 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activity related to the timing of contingent consideration paid. Excluding our acquisition of Stericycle in 2024, substantially all of the remaining acquisitions are related to our solid waste and recycling businesses.
●	Capital Expenditures — We used $3,231 million, $2,895 million and $2,587 million for capital expenditures in 2024, 2023 and 2022, respectively. The increase in capital spending in 2024 is primarily driven by (i) our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments; (ii) an increase in truck spending in the current year due to supply chain constraints on truck deliveries in the prior year and (iii) capital expenditures within our WM Healthcare Solutions segment to support the business. The increase in 2023 is primarily driven by our planned and ongoing investments in our Recycling Processing and Sales and WM Renewable Energy segments, as well as inflationary increases in many fixed asset categories required to support ongoing operations and investments in the Company’s landfills to reduce greenhouse gas emissions.

The Company continues to maintain a disciplined focus on capital management to prioritize investments for expansion, the replacement of aging assets and assets that support our strategy of differentiation and continuous improvement through efficiency and innovation. The Company expects to invest $3.0 billion in growth investments across the recycling and renewable energy platforms from 2022 to 2026, which includes the $1.7 billion already invested in 2023 and 2024.

●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $158 million, $78 million and $27 million in 2024, 2023 and 2022, primarily as the result of the sale of certain non-strategic assets.
●	Other, Net — Our spending within other, net was $40 million, $104 million and $126 million in 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, we used $4 million, $61 million and $23 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. During 2024, 2023 and 2022, we used $33 million, $20 million and $28 million, respectively, to make initial cash payments associated with low-income housing investments. In 2022, we also used $67 million to fund secured convertible promissory notes associated with an acquisition.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the year ended December 31 (in millions):

	2024	2023	2022
Borrowings:
Commercial paper program	$12,678	$17,799	$6,596
Term loan (a)	5,200	—	1,000
Senior notes	6,650	3,207	992
Tax-exempt bonds	50	300	100
	$24,578	$21,306	$8,688
Repayments:
Commercial paper program	$(12,319)	$(18,709)	$(6,664)
Term loan (a)	(5,200)	(1,000)	—
Senior notes	(156)	(500)	(500)
Tax-exempt bonds	(60)	(65)	(71)
Other debt	(135)	(120)	(93)
	$(17,870)	$(20,394)	$(7,328)
Net cash borrowings (repayments)	$6,708	$912	$1,360

(a)	In October 2024, we drew $5.2 billion of borrowings under the Term Credit Agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings and contemporaneously terminated the Term Credit Agreement.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We allocated $262 million, $1,302 million and $1,500 million of available cash to common stock repurchases during 2024, 2023, and 2022, respectively. In 2024, we announced our temporary suspension of share repurchase activity as a result of the acquisition of Stericycle. We expect to resume share repurchase once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the November 2024 acquisition of Stericycle. See Note 13 to the Consolidated Financial Statements for additional information about our share repurchase activity.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,210 million in 2024, or $3.00 per common share, $1,136 million in 2023, or $2.80 per common share, and $1,077 million in 2022, or $2.60 per common share.

In December 2024, we announced that our Board of Directors expects to increase the quarterly dividend from $0.75 to $0.825 per share for dividends declared in 2025. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $53 million, $44 million and $44 million from the exercise of 693,000, 597,000 and 675,000 of employee stock options during 2024, 2023 and 2022, respectively.
●	Other, Net — In 2022, we acquired a controlling interest in a business engaged in accelerating film and plastic wrap recycling capabilities, and in the fourth quarter of 2024, we acquired the remaining minority interests in this business for $41 million.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2024	2023	2022
Net cash provided by operating activities	$5,390	$4,719	$4,536
Capital expenditures to support the business	(2,281)	(2,131)	(2,026)
Capital expenditures - sustainability growth investments (a)	(950)	(764)	(561)
Total capital expenditures	(3,231)	(2,895)	(2,587)
Proceeds from divestitures of businesses and other assets, net of cash divested	158	78	27
Free cash flow	$2,317	$1,902	$1,976
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net. See Note 11 to the Consolidated Financial Statements for additional information related to Asset Impairments and Unusual Items.

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

Refer to Item 1A. Risk Factors for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and currency rates. From time to time, we use derivatives to manage some portion of these risks. As of December 31, 2024, our outstanding derivatives were immaterial.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2024, we had $24.1 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. We have $2.7 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised primarily of (i) $1.3 billion of short-term borrowings under our commercial paper program and (ii) $1.4 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2024 interest expense by $19 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $1.3 billion as of December 31, 2024.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, electricity (and related renewable energy credits) and recycled materials, including old corrugated cardboard and plastics. We work to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Recycling revenues attributable to yield increased $245 million and decreased $308 million in 2024 and 2023, respectively, as compared with the prior year periods. While recycling commodity prices have recovered in 2024 from the low levels experienced in 2023, commodity values are still below prices seen at the beginning of 2022. Average market prices for single-stream recycled commodities were up 50% and down 40% in 2024 and 2023, respectively, as compared to the prior year periods. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including recycling brokerage and fuel surcharges.

In recent years, we have discussed our sustainability growth strategy that includes significant planned and ongoing investments in our WM Renewable Energy segment. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and process it into RNG and electricity. RNG produced from our landfills constitutes a significant source of fuel allocated to our natural gas collection vehicles. The primary drivers of renewable fuel development at our landfills are tax policies, such as the federal tax credits for RNG production and renewable electricity generation under the IRA, and federal and state incentive programs, such as the federal Renewable Fuel Standard (“RFS”) program, California Low Carbon Fuel Standard and similar state programs that promote the production and use of renewable transportation fuels. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as Renewable Identification Numbers (“RINs”), from renewable fuel producers. Many of our facilities are EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. The Company has invested, and continues to invest, in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program, and the Company has grown and stated its intention to continue to grow its asset base to increase its RNG production.

RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been very volatile. Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a highly anticipated rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. However, we cannot be certain that these changes, or the outcome of pending litigation challenging various aspects of the rule, will ultimately reduce volatility in the RINs market or that future rulemakings will be similarly favorable to our business. The new U.S. presidential administration could seek to reduce existing renewable fuel targets in a new rulemaking or otherwise set reduced targets for renewable fuels under the RFS program in future rulemakings. Moreover, consistent with its prior approach, the new administration may also increase the frequency with which it grants small refinery exemptions from RFS program requirements. While we cannot predict what actions the new administration may take with respect to the RFS program, any changes to existing or future renewable fuel targets or more frequent approval of requests for small refinery exemptions could have a significant negative impact on demand for renewable fuels and the value of RINs. In an effort to mitigate against such risk and stabilize our RNG portfolio, we are pursuing long-term sales transactions in the voluntary market. We continue to advocate for policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RINs market or the structure of the RFS program can and has impacted the financial performance of our facilities. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated. Revenue in our WM Renewable Energy segment attributable to yield increased $26 million and decreased $73 million in 2024 and 2023, respectively, as compared to the prior year periods, primarily driven by the fluctuations in energy and RIN market prices.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon, Washington, and New Mexico, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their GHG emissions profiles. However, these state and voluntary programs may be altered, paused, or otherwise revoked by the applicable governmental authorities or as result of legal challenges.

Currency Rate Exposure — Our operations are primarily in the U.S. but we also have significant operations in Canada and certain countries in Europe. Additionally, we have certain support functions in India. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenues and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stericycle, Inc., which is included in the 2024 consolidated financial statements of the Company and constituted approximately 13.0% of total assets, excluding goodwill, as of December 31, 2024 and approximately 1.8% of consolidated operating revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Stericycle, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company, and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
Houston, Texas February 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Landfill Depletion
Description of the Matter

At December 31, 2024, the Company’s landfill assets, net of accumulated depletion, totaled $8.0 billion and the associated depletion expense for 2024 was $795 million. As discussed in Note 2 of the financial statements, the Company updates the estimates used to calculate individual landfill depletion rates at least annually, or more often if significant facts change. Landfill depletion rates are used in the computation of landfill depletion expense.

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

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2024, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $3.1 billion. As discussed in Note 2 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

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

Acquisition of Stericycle, Inc. – Valuation of Customer Relationships
Description of the Matter

As described in Note 17 to the consolidated financial statements, during the year ended December 31, 2024, the Company completed the acquisition of Stericycle, Inc. (“Stericycle”) for purchase consideration of approximately $6.9 billion, of which $2.3 billion was allocated to customer relationships. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Stericycle was complex due to the significant estimation uncertainty in determining the fair value of certain customer relationships included within Other intangible assets. The Company valued the customer relationships using an income approach; specifically, the multi-period excess earnings model. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions, including projected revenue, attrition rate, EBITDA margin, and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the purchase price allocation process. We tested management’s review controls over the significant assumptions described above along with the completeness and accuracy of the data used in the fair value estimates.

To test the estimated fair value of the customer relationships, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions described above used to develop the prospective financial information and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by the management to determine the fair value estimates. We compared the significant assumptions to current industry, market and economic trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical results of the Company's business and other guideline companies within the same industry. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the estimated fair value of the customer relationships resulting from changes in the assumptions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 19, 2025

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$414	$458
Accounts receivable, net of allowance for doubtful accounts of $165 and $30, respectively	3,272	2,633
Other receivables, net of allowance for doubtful accounts of $4 and $4, respectively	415	237
Parts and supplies	206	173
Other current assets	467	303
Total current assets	4,774	3,804
Property and equipment, net of accumulated depreciation and depletion of $23,777 and $22,826, respectively	19,340	16,968
Goodwill	13,438	9,254
Other intangible assets, net	4,188	759
Restricted funds	413	422
Investments in unconsolidated entities	846	606
Other long-term assets	1,568	1,010
Total assets	$44,567	$32,823
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,046	$1,709
Accrued liabilities	2,180	1,605
Deferred revenues	673	578
Current portion of long-term debt	1,359	334
Total current liabilities	6,258	4,226
Long-term debt, less current portion	22,541	15,895
Deferred income taxes	2,815	1,826
Landfill and environmental remediation liabilities	3,048	2,888
Other long-term liabilities	1,651	1,092
Total liabilities	36,313	25,927
Commitments and contingencies (Note 10)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,496	5,351
Retained earnings	15,858	14,334
Accumulated other comprehensive income (loss)	(115)	(37)
Treasury stock at cost 228,788,284 and 228,827,218 shares, respectively	(12,993)	(12,751)
Total Waste Management, Inc. stockholders’ equity	8,252	6,903
Noncontrolling interests	2	(7)
Total equity	8,254	6,896
Total liabilities and equity	$44,567	$32,823

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Operating revenues	$22,063	$20,426	$19,698
Costs and expenses:
Operating	13,383	12,606	12,294
Selling, general and administrative	2,264	1,926	1,938
Depreciation, depletion and amortization	2,267	2,071	2,038
Restructuring	4	5	1
(Gain) loss from divestitures, asset impairments and unusual items, net	82	243	62
	18,000	16,851	16,333
Income from operations	4,063	3,575	3,365
Other income (expense):
Interest expense, net	(598)	(500)	(378)
Loss on early extinguishment of debt, net	(7)	—	—
Equity in net income (losses) of unconsolidated entities	4	(60)	(67)
Other, net	(4)	6	(2)
	(605)	(554)	(447)
Income before income taxes	3,458	3,021	2,918
Income tax expense	713	745	678
Consolidated net income	2,745	2,276	2,240
Less: Net income (loss) attributable to noncontrolling interests	(1)	(28)	2
Net income attributable to Waste Management, Inc.	$2,746	$2,304	$2,238
Basic earnings per common share	$6.84	$5.69	$5.42
Diluted earnings per common share	$6.81	$5.66	$5.39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2024	2023	2022
Consolidated net income	$2,745	$2,276	$2,240
Other comprehensive income (loss), net of tax:
Derivative instruments, net	27	14	3
Available-for-sale securities, net	7	(11)	(24)
Foreign currency translation adjustments	(111)	26	(65)
Post-retirement benefit obligations, net	(1)	3	—
Other comprehensive income (loss), net of tax	(78)	32	(86)
Comprehensive income	2,667	2,308	2,154
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	(28)	2
Comprehensive income attributable to Waste Management, Inc.	$2,668	$2,336	$2,152

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net income	$2,745	$2,276	$2,240
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,267	2,071	2,038
Deferred income tax expense (benefit)	124	83	49
Interest accretion on landfill and environmental remediation liabilities	133	130	112
Provision for bad debts	51	56	50
Equity-based compensation expense	118	93	84
Net gain on disposal of assets	(102)	(42)	(21)
Goodwill impairment	—	168	—
(Gain) loss from divestitures, asset impairments (other than goodwill) and other, net	82	75	62
Equity in net (income) losses of unconsolidated entities, net of dividends	(4)	60	67
Loss on early extinguishment of debt, net	7	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(313)	(161)	(329)
Other current assets	33	(2)	(35)
Other assets	181	61	42
Accounts payable and accrued liabilities	281	90	393
Deferred revenues and other liabilities	(213)	(239)	(216)
Net cash provided by operating activities	5,390	4,719	4,536
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(7,488)	(170)	(377)
Capital expenditures	(3,231)	(2,895)	(2,587)
Proceeds from divestitures of businesses and other assets, net of cash divested	158	78	27
Other, net	(40)	(104)	(126)
Net cash used in investing activities	(10,601)	(3,091)	(3,063)
Cash flows from financing activities:
New borrowings	24,578	21,306	8,688
Debt repayments	(17,870)	(20,394)	(7,328)
Common stock repurchase program	(262)	(1,302)	(1,500)
Cash dividends	(1,210)	(1,136)	(1,077)
Exercise of common stock options	53	44	44
Tax payments associated with equity-based compensation transactions	(52)	(31)	(39)
Other, net	(82)	(11)	(4)
Net cash provided by (used in) financing activities	5,155	(1,524)	(1,216)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(9)	3	(6)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(65)	107	251
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	552	445	194
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$487	$552	$445

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$414	$458	$351
Restricted cash and cash equivalents included in other current assets	8	10	25
Restricted cash and cash equivalents included in restricted funds	65	84	69
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$487	$552	$445

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Balance, December 31, 2021	$7,126	630,282	$6	$5,169	$12,004	$17	(214,159)	$(10,072)	$2
Consolidated net income	2,240	—	—	—	2,238	—	—	—	2
Other comprehensive income (loss), net of tax	(86)	—	—	—	—	(86)	—	—	—
Cash dividends declared of $2.60 per common share	(1,077)	—	—	—	(1,077)	—	—	—	—
Equity-based compensation transactions, net	150	—	—	75	2	—	1,555	73	—
Common stock repurchase program	(1,500)	—	—	70	—	—	(9,796)	(1,570)	—
Acquisitions and other, net	11	—	—	—	—	—	4	—	11
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	2,276	—	—	—	2,304	—	—	—	(28)
Other comprehensive income (loss), net of tax	32	—	—	—	—	32	—	—	—
Cash dividends declared of $2.80 per common share	(1,136)	—	—	—	(1,136)	—	—	—	—
Equity-based compensation transactions, net	169	—	—	97	(1)	—	1,406	73	—
Common stock repurchase program	(1,315)	—	—	(60)	—	—	(7,840)	(1,255)	—
Other, net	6	—	—	—	—	—	3	—	6
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Consolidated net income	2,745	—	—	—	2,746	—	—	—	(1)
Other comprehensive income (loss), net of tax	(78)	—	—	—	—	(78)	—	—	—
Cash dividends declared of $3.00 per common share	(1,210)	—	—	—	(1,210)	—	—	—	—
Equity-based compensation transactions, net	187	—	—	104	—	—	1,530	83	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Other, net	(9)	—	—	(19)	—	—	3	—	10
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024, 2023 and 2022

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our subsidiaries, including our Waste Management Renewable Energy (“WM Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas, which is a significant source of fuel that we allocate to our natural gas fleet.

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle, Inc. (“Stericycle”), the operations of which are presented in this report as our new WM Healthcare Solutions segment. The acquisition expands our offerings in the U.S. and Canada and adds operations in parts of Western Europe. These businesses provide Regulated Waste and Compliance Services (“RWCS”) and Secure Information Destruction (“SID”) services that protect people and brands, promote health and well-being and safeguard the environment. Refer to Note 17 for further discussion.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) WM Renewable Energy and (v) WM Healthcare Solutions. Our East and West Tiers along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other. Refer to Note 19 for further discussion.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of WMI, its wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. In the opinion of management, these Consolidated Financial Statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. All material intercompany

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances and transactions have been eliminated. Investments in unconsolidated entities are accounted for under the appropriate method of accounting.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2024 and 2023, no single customer represented greater than 5% of total accounts receivable.

Accounts and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables and existing as well as expected economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2024	2023
Balance as of January 1	$30	$26
Additions charged to expense	65	53
Accounts written-off, net of recoveries	(55)	(58)
Acquisitions, divestitures and other, net	125	9
Balance as of December 31	$165	$30

To determine the allowance for doubtful accounts for trade receivables, we rely upon, among other factors, historical loss trends, the age of outstanding receivables, and existing as well as expected economic conditions, and we believe that all of our trade receivables share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics. Our acquisition of Stericycle introduced a new mix of customers which we believe generally share similar risk characteristics with our existing trade receivables; however, Stericycle has and continues to encounter certain billing and collection delays. The Company determined that a portion of the acquired Stericycle receivables have experienced more-than-insignificant deterioration in credit quality since origination, as of the acquisition date. As a result, a gross allowance for doubtful accounts of trade receivables was recognized in the amount of $130 million as of the acquisition date of November 4, 2024. Based on aging analysis as of December 31, 2024 and 2023, approximately 85% and 90%, respectively, of our trade receivables were outstanding less than 60 days.

To determine the allowance for doubtful accounts for other receivables, as well as loans and other instruments, we rely primarily on credit ratings and associated default rates based on the maturity of the instrument. Other receivables, as of December 31, 2024 and 2023, include receivables related to income tax payments in excess of our current income tax obligations of $255 million and $120 million, respectively. Other receivables as of December 31, 2024 and 2023 also include a receivable of $46 million and $26 million, respectively, related to alternative fuel tax credits. Based on an aging analysis as of December 31, 2024 and 2023, approximately 65% and 50%, respectively, of our other receivables were due within 12 months or less.

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

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted or actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is completed.

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2024, 2023 and 2022, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.50%, for each year. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2024 was approximately 4.8%.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sustained changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining permitted and expansion airspace (as defined below) of the related discrete final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our landfill depletion policy, which would generally result in depletion expense being recognized prospectively over the remaining permitted and expansion airspace of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with a fully consumed landfill result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace depletion expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as landfill operating costs, which is included in operating expenses within our Consolidated Statements of Operations.

Depletion of Landfill Assets — The depletable basis of a landfill includes (i) amounts previously expended and capitalized, net of accumulated airspace depletion; (ii) capitalized landfill final capping, closure and post-closure costs, net of accumulated airspace depletion; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion airspace (as defined below) and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

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

These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 18 landfill sites with expansions included as of December 31, 2024, one landfill required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the costs for the likely remedy are then developed using our internal resources, third-party environmental engineers or other service providers. Internally developed estimates are based on:

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $9 million higher than the $222 million recorded in the Consolidated Balance Sheet as of December 31, 2024. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

We record our obligations on an undiscounted basis unless we are aware of a material environmental liability where we believe that both the amount and timing of the payments are fixed or reliably determinable.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 30
Machinery and equipment (a)	3 to 30
Buildings and improvements	5 to 40
Furniture, fixtures and office equipment	3 to 10
(a)	Includes recycling and renewable natural gas (“RNG”) facilities and WM Healthcare Solutions autoclaves and incinerators as well as containers.

Leases

We lease property and equipment in the ordinary course of our business. Our operating lease activities primarily consist of leases for real estate, landfills, fleet vehicles and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or financing leases, as appropriate.

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

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value as of the date of acquisition with any differences between the acquisition date fair value, subsequent remeasurements and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. Refer to Note 11 for adjustments recognized during the reported periods.

Acquired Assets and Assumed Liabilities — Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. Acquired contingencies whose fair value is not determinable during the measurement period are recognized only if they are probable and reasonably estimable.

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are generally expensed as incurred. During 2024, we acquired Stericycle which is included in our new WM Healthcare Solutions segment. We also acquired 11 solid waste and recycling businesses. See Note 17 for additional information related to our acquisitions.

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Long-Lived Asset Impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, which are combined with landfill tangible assets and depleted per our landfill depletion policy), trade names and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over terms of 10 to 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally five years. Definite-lived intangibles are amortized over their useful lives on a straight-line basis while indefinite-lived intangibles are not amortized. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in Unconsolidated Entities

As a result of adopting ASU 2023-02 in 2024, our investments in entities established to invest in and manage low-income housing properties are accounted for using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Equity investments in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are measured using a quantitative approach as these investments do not have readily determinable fair values. The quantitative approach, or measurement alternative, is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table summarizes our investments in unconsolidated entities as of December 31 (in millions):

	2024	2023
Equity method investments	$86	$538
Investments qualifying for proportional amortization method (a)	707	—
Investments without readily determinable fair values	53	68
Investments in unconsolidated entities	$846	$606
(a)	As discussed above, our low-income housing investments are accounted for using the proportional amortization method. Prior to 2024, these investments were included as equity method investments.

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

Derivative Instruments

At times we use derivative instruments to manage risk. To qualify for hedge accounting, the hedged item must expose us to risk and the related derivative instrument must reduce the exposure to that risk and meet specific hedge documentation requirements related to designation dates, expectations for hedge effectiveness and the probability that hedged future transactions will occur as forecasted. We formally designate derivative instruments as hedges and document and assess their effectiveness at inception of the hedge and on a quarterly basis thereafter. Forecasted transactions are evaluated for the probability of occurrence.

We are required to recognize derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheets unless such instruments meet certain normal purchase/normal sale criteria. For derivatives that qualify for hedge accounting, we designate them as cash flow hedges. The change in the fair value of a cash flow hedge is reported in accumulated other comprehensive income (loss) and is reclassified to earnings when the forecasted transaction affects earnings. See Note 6 for additional information regarding our derivative instruments.

Foreign Currency

Our operations are primarily in the U.S. but we also have significant operations in Canada and certain countries in Western Europe. Additionally, we have certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss), net of tax. Foreign currency translation adjustments have primarily been impacted by fluctuations in the U.S. dollar/Canadian dollar exchange rate and to a lesser extent, the U.S. dollar/Euro exchange rates and the U.S. dollar/British pound sterling exchange rate.

The U.S. dollar/Canadian dollar exchange rate was 1.4384 at December 31, 2024, 1.3243 at December 31, 2023 and 1.3554 at December 31, 2022. The U.S. dollar/Euro exchange rate was 0.9659 at December 31, 2024. The U.S. dollar/British pound sterling exchange rate was 0.7990 at December 31, 2024. Refer to Note 12 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected; tons are received at our landfills, transfer stations or processing facilities; or recycling and other commodities, such as RNG, electricity and capacity, Renewable Identification Numbers (“RINs”) and Renewable Energy Credits (“RECs”), are sold. Compliance services revenues are recognized over the contractual service period. We also bill for certain services prior to performance. Such services include, among others, certain commercial

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and residential contracts, and equipment rentals. These advanced billings are included in deferred revenues and recognized as revenue in the period service is provided.

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

Our WM Renewable Energy revenue is primarily generated from (i) the sale of captured and converted landfill methane gas; (ii) the sale of RINs under the Renewable Fuel Standard (“RFS”) program implemented by the U.S. Environmental Protection Agency (“EPA”); (iii) sale of Low Carbon Fuel credits designed to stimulate the use of low-carbon fuels and (iv) the sale of energy (electricity and capacity) and associated RECs.

Our WM Healthcare Solutions revenue is primarily generated from (i) RWCS, which provide collection, processing and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, and compliance programs and (ii) SID services, which provides for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. The customers typically enter into a contract for the provision of services on a weekly, monthly or as-needed basis over the contract term. We receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending on measures including the volume, weight, and type of waste, as specified in applicable contracts.

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

As of December 31, 2024 and 2023, we had $218 million and $207 million of deferred contract costs, respectively, of which $154 million and $148 million, respectively, were related to deferred sales incentives. During each of the years ended December 31, 2024, 2023 and 2022, we amortized $28 million, $26 million and $24 million, respectively, of sales incentives to selling, general and administrative expense.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Contracts

Approximately 25% of our total revenue is derived from contracts with a remaining term greater than one year. The consideration for these contracts is primarily variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served, weight, number of containers served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have a weighted average remaining contract life of approximately four years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

Environmental Credits

We generate environmental credits through our production and sale of renewable energy. Our operating costs are associated with the production of renewable energy. The environmental credits are a form of government incentive generated through our renewable energy production and not as a result of the physical attributes of our production. The environmental credits are able to be separated and sold independent of the renewable energy produced. Thus, no cost is allocated to the environmental credit when it is generated.

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2024, 2023 and 2022, total interest costs were $728 million, $590 million and $425 million, respectively, of which $84 million, $63 million and $29 million were capitalized in 2024, 2023 and 2022, respectively.

Income Taxes

The Company is subject to income tax in the U.S., Canada and within parts of Western Europe. Current tax obligations associated with our income tax expense are reflected in the accompanying Consolidated Balance Sheets as a component of accrued liabilities and our deferred tax obligations are reflected in deferred income taxes.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies. See Note 10 for discussion of our commitments and contingencies.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2024	2023	2022
Interest, net of capitalized interest	$530	$447	$348
Income taxes	656	636	736
Accrued capital expenditures	620	508	564

During 2024, 2023 and 2022, we had $474 million, $276 million and $225 million, respectively, of non-cash financing activities primarily from our low-income housing investments and new financing leases. These are discussed further in Notes 6 and 8. Additionally, we had approximately $20 million, $25 million and $135 million of non-cash investing activities related to non-cash consideration transferred as part of our acquisitions in 2024, 2023 and 2022, respectively. See Note 17 for further discussion of our acquisitions.

Adoption of New Accounting Standards in 2024

Investments—Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" (“ASU 2023-02”), which allows reporting entities the option to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. In 2024, the Company adopted ASU 2023-02 on a modified retrospective basis. The amended guidance did not have a material impact on our consolidated financial statements. See Note 8 for further discussion of our low-income housing investments.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended 2024 and accordingly, our segment disclosures for years 2023 and 2022 have been retrospectively recast under this guidance. See Note 19 for further discussion of our segments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2024			2023
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$177	$54	$231	$143	$31	$174
Long-term	2,880	168	3,048	2,710	178	2,888
	$3,057	$222	$3,279	$2,853	$209	$3,062

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2024 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2023	$2,853	$209
Obligations incurred and capitalized	91	—
Obligations settled	(136)	(23)
Interest accretion	133	—
Revisions in estimates and interest rate assumptions	121	36
Acquisitions, divestitures and other adjustments	(5)	—
December 31, 2024	$3,057	$222

Our recorded liabilities as of December 31, 2024 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement.

4.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2024	2023
Land	$873	$772
Landfills	20,273	19,473
Vehicles	7,065	6,581
Machinery and equipment (a)	5,757	4,989
Containers	3,369	3,104
Buildings and improvements	5,210	4,266
Furniture, fixtures and office equipment	570	609
	43,117	39,794
Less: Accumulated depreciation of tangible property and equipment	(11,518)	(11,183)
Less: Accumulated depletion of landfill airspace	(12,259)	(11,643)
Property and equipment, net (b)	$19,340	$16,968
(a)	As of December 31, 2024 and 2023, includes (i) $1.7 billion and $1.5 billion, respectively, related to recycling facilities and (ii) $834 million and $720 million, respectively, related to RNG facilities. December 31, 2024 also includes $419 million related to autoclaves, incinerators, and other equipment of Stericycle that was acquired on November 4, 2024 and is now included in WM Healthcare Solutions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes approximately $3.4 billion and $2.8 billion of construction in progress as of December 31, 2024 and 2023, respectively.

See Note 11 for information regarding asset impairments.

Depreciation and depletion expense, including for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2024	2023	2022
Depreciation of tangible property and equipment	$1,292	$1,197	$1,155
Depletion of landfill airspace	795	745	754
Depreciation and depletion expense	$2,087	$1,942	$1,909

See Note 5 for information regarding amortization of our intangible assets.

5.    Goodwill and Other Intangible Assets

Goodwill was $13,438 million and $9,254 million as of December 31, 2024 and 2023, respectively. As discussed in Note 2, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. In 2023, as a result of a longer-than-anticipated ramp toward full scale and profitability of a business engaged in accelerating film and plastic wrap recycling capabilities, we recorded a goodwill impairment charge of $168 million, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business for the year ended December 31, 2023. This net charge was reflected in our financial statements as part of our Recycling Processing and Sales segment. Fair value of the business was estimated using an income approach based on long-term projected discounted future cash flows of the reporting unit. The $4,184 million increase in goodwill during 2024 is primarily related to our acquisition of Stericycle. There were no impairments of goodwill or other intangible assets as of December 31, 2024. See Notes 11 and 17 for additional information.

Goodwill is included within each segment’s total assets. For segment reporting purposes, our recycling facilities and recycling brokerage services are included within our Recycling Processing and Sales segment. All of the goodwill from our acquisition of Stericycle was provisionally assigned to the WM Healthcare Solutions segment. The assignment of goodwill to reporting units is not complete as of December 31, 2024. The following table presents changes in goodwill during the reported periods (in millions):

				Recycling	WM
	Collection and Disposal			Processing	Healthcare
	East Tier	West Tier	Other Ancillary	and Sales	Solutions	Other	Total
Balance, December 31, 2022	$5,072	$3,696	$27	$527	$—	$1	$9,323
Acquired goodwill	13	70	—	7	—	—	90
Divested goodwill	—	—	—	—	—	—	—
Impairments	—	—	—	(168)	—	—	(168)
Foreign currency translation and other	9	—	—	—	—	—	9
Balance, December 31, 2023	$5,094	$3,766	$27	$366	$—	$1	$9,254
Acquired goodwill	553	30	—	5	3,633	—	4,221
Divested goodwill	—	(4)	—	—	—	—	(4)
Impairments	—	—	—	—	—	—	—
Foreign currency translation and other	(32)	—	—	(1)	—	—	(33)
Balance, December 31, 2024	$5,615	$3,792	$27	$370	$3,633	$1	$13,438

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

		Customer	Covenants	Licenses,
	Trade names	and Supplier	Not-to-	Permits
		Relationships	Compete	and Other	Total
2024
Intangible assets	$821	$3,549	$44	$579	$4,993
Less: Accumulated amortization	(21)	(673)	(14)	(97)	(805)
	$800	$2,876	$30	$482	$4,188
2023
Intangible assets	$27	$1,235	$46	$141	$1,422
Less: Accumulated amortization	(8)	(551)	(19)	(93)	(663)
	$19	$684	$27	$48	$759

Amortization expense for other intangible assets was $180 million, $129 million and $129 million for 2024, 2023 and 2022, respectively. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2024 and 2023, we had $970 million and $21 million, respectively, of indefinite lived trade names, licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. As of December 31, 2024, we expect annual amortization expense related to other intangible assets to be $448 million in 2025, $405 million in 2026, $300 million in 2027, $267 million in 2028 and $220 million in 2029. See Note 17 for additional information related to intangibles acquired from our acquisitions.

6.    Debt and Derivatives

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2024	2023
Commercial paper program (weighted average interest rate of 4.7% as of December 31, 2024 and 5.6% as of December 31, 2023)	$1,250	$860
Senior notes, maturing through 2054, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 4.2% as of December 31, 2024 and 3.7% as of December 31, 2023)	18,419	11,376
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	348	378
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.70% to 4.80% (weighted average interest rate of 3.7% as of December 31, 2024 and 3.3% as of December 31, 2023)	2,873	2,883
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.9% as of December 31, 2024 and 5.0% as of December 31, 2023) (a)	1,189	855
Debt issuance costs, discounts and other	(179)	(123)
	23,900	16,229
Current portion of long-term debt	1,359	334
Long-term debt, less current portion	$22,541	$15,895
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2024, we had approximately $4.0 billion of debt maturing within the next 12 months, including (i) $1.4 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.2 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $422 million of 3.125% senior notes that mature in March 2025; (iv) $500 million of 0.750% senior notes that mature in November 2025 and (v) $438 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax-exempt bonds. As of December 31, 2024, we have classified $2.6 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $1.4 billion of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities, Term Credit Agreement and Commercial Paper Program

Term Credit Agreement up to $7.2 Billion — On August 28, 2024, the Company entered into a delayed draw Term Credit Agreement in a principal amount of up to $7.2 billion (the “Term Credit Agreement”). In October 2024, we drew $5.2 billion of borrowings under the Term Credit Agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings and contemporaneously terminated the Term Credit Agreement.

$3.5 Billion Revolving Credit Facility — In May 2024, we amended and restated our $3.5 billion U.S. and Canadian revolving credit facility, extending the term through May 2029. The agreement includes a $1.0 billion accordion feature that may be used to increase total capacity in future periods, and we have the option to request up to two one-year extensions. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WMI, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, Inc. (“WM Holdings”), a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of December 31, 2024, we had no outstanding borrowings under this facility. We had $1.2 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $224 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.1 billion as of December 31, 2024.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2024, we had $1.2 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of December 31, 2024, we had utilized $862 million of other uncommitted letter of credit lines with terms extending through December 2028.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

Commercial Paper Program — During the year ended December 31, 2024 we made cash repayments of $12.3 billion, which were partially offset by $12.7 billion of cash borrowings (net of related discount on issuance). A portion of these borrowings were repaid with proceeds from our senior notes issuances discussed below.

Senior Notes — In July 2024, WMI issued $750 million of 4.950% senior notes due July 2027 and $750 million of 4.950% notes due July 2031, the net proceeds of which were $1.49 billion. The net proceeds were used primarily to reduce outstanding borrowings under our commercial paper program. We also repaid $156 million of WMI’s 3.500% senior notes upon maturity in May 2024.

In November 2024, we issued senior notes, the net proceeds of which were approximately $5.2 billion, consisting of (i) $1.0 billion of 4.500% senior notes due March 2028; (ii) $700 million of 4.650% senior notes due March 2030; (iii) $750 million of 4.800% senior notes due March 2032; (iv) $1.5 billion of 4.950% senior notes due March 2035 and (v) $1.25 billion of 5.350% senior notes due October 2054. We used the net proceeds to repay all outstanding borrowing under the Term Credit Agreement.

Term Credit Agreement - In October 2024, we drew $5.2 billion of borrowings under the Term Credit Agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings with net proceeds from our November 2024 issuance of $5.2 billion of senior notes and contemporaneously terminated the Term Credit Agreement, resulting in a $7 million loss on early extinguishment of debt.

Stericycle Exchange Offer and Consent Solicitation – On November 8, 2024, we completed our private offer to eligible holders to exchange $500 million of outstanding 3.875% senior notes issued by Stericycle (the “Stericycle Notes”) for new notes issued by us (the “WM Notes”) and cash. The WM Notes have the same interest rate, interest payment dates, and maturity date as the exchanged Stericycle Notes but differ in certain respects from the Stericycle Notes, including with respect to the redemption provisions. Approximately $485 million in aggregate principal amount of the Stericycle Notes, or 97%, were tendered and accepted, and new WM Notes were issued. The portion of Stericycle Notes not exchanged, approximately $15 million, remains an outstanding obligation of Stericycle, our wholly-owned subsidiary. The debt exchange is accounted for as a modification of debt, as the financial terms of the WM Notes do not differ from the Stericycle Notes, and there is no substantial difference between the present value of cash flows under each respective set of notes. In connection with the exchange offer, we solicited and obtained sufficient consents to amend the Stericycle Notes and related indenture to eliminate substantially all the restrictive covenants, restrictive provisions and events of default, other than payment-related, guarantee-related and bankruptcy-related events of default, and such amendments took effect with respect to the remaining Stericycle Notes on November 8, 2024.

Tax-Exempt Bonds — We issued $50 million of tax-exempt bonds in 2024. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal, recycling and renewable natural gas facility construction and development. In 2024, we also repaid $60 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The increase in our financing leases and other debt obligations in 2024 are primarily related to (i) a note payable associated with our low-income housing investment discussed in Note 8, which increased our debt obligations by $316 million and (ii) $153 million primarily related to non-cash financing leases. The increase in our debt obligations was partially offset by $135 million of cash repayments of debt at maturity.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $2,613 million in 2025, $747 million in 2026, $2,022 million in 2027, $1,969 million in 2028, $2,048 million in 2029 and $14,680 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. As discussed above, we have the intent and ability to refinance our commercial paper borrowings on a long-term basis. See Note 7 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing lease obligations and the notes payable associated with our investments in low-income housing properties. See Notes 8 and 18 for additional information related to these investments.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). Given the strength of the Company’s financial position and its expectation to maintain headroom within the Leverage Ratio, the Company has not elected to increase the Leverage Ratio for an Elevated Leverage Ratio Period in connection with the acquisition of Stericycle. There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility. As of December 31, 2024 and 2023, we were in compliance with our Leverage Ratio covenant.

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens, engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2024 and 2023, we were in compliance with all covenants and restrictions under our financing arrangements, in addition to our Leverage Ratio covenant, that may have a material effect on our Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

In order to secure underlying interest rates associated with senior note issuances, we entered into treasury lock transactions during 2024 to (i) fix the ten-year treasury rate on an aggregate notional amount of $900 million and (ii) to fix the thirty-year treasury rate on an aggregate notional amount of $650 million. We designated our treasury locks as cash flow hedges. These treasury rate locks were terminated contemporaneously with the related issuances of senior notes in November 2024, and we received cash of $35 million to settle the related assets. The deferred gains are being amortized from accumulated other comprehensive (loss) income to interest expense over the ten-year and thirty-year lives of the related senior notes issuances using the effective interest method. Additionally, although not material to our financial statements, we do periodically enter into natural gas hedges to mitigate against risk from fluctuation in natural gas prices. As of December 31, 2024, our outstanding natural gas hedges were immaterial.

7.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills (as discussed further in Note 2), fleet vehicles and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is generally at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage, and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2024	2023
Assets
Long-term:
Operating	Other assets	$996	$453
Financing	Property and equipment, net of accumulated depreciation and depletion	457	393
Total lease assets		$1,453	$846

Liabilities
Current:
Operating	Accrued liabilities	$162	$66
Financing	Current portion of long-term debt	73	53
Long-term:
Operating	Other liabilities	878	452
Financing	Long-term debt, less current portion	374	321
Total lease liabilities		$1,487	$892

Operating lease expense was $264 million, $189 million and $183 million during 2024, 2023 and 2022, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statements of Operations. Financing lease expense was $73 million, $58 million and $55 million during 2024, 2023 and 2022, respectively, and is included in depreciation, depletion and amortization expense and interest expense, net in our Consolidated Statements of Operations.

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2024 are as follows (in millions):

	Operating	Financing
2025	$207	$83
2026	187	76
2027	165	68
2028	146	58
2029	116	51
Thereafter	475	252
Total undiscounted lease payments	$1,296	$588
Less: interest	(256)	(141)
Discounted lease liabilities	$1,040	$447

As of December 31, 2024, we entered into operating leases, primarily for real estate that have not yet commenced and therefore are not reflected in the table above, with future lease payments of $73 million. These leases commence through 2025 and have lease terms up to 16 years.

Cash paid during 2024 for our operating and financing leases was $103 million and $90 million, respectively. Cash paid during 2023 for our operating and financing leases was $77 million and $60 million, respectively. During 2024, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $74 million and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$118 million, respectively. During 2023, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $62 million and $121 million, respectively.

As of December 31, 2024, the weighted average remaining lease terms of our operating and financing leases were approximately 12 years and 11 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2024 for our operating and financing leases were approximately 4.3% and 4.6%, respectively.

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2024	2023	2022
Current:
Federal	$419	$477	$456
State	133	151	130
Foreign	37	34	43
	589	662	629
Deferred:
Federal	98	73	20
State	19	2	30
Foreign	7	8	(1)
	124	83	49
Income tax expense	$713	$745	$678

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows:

	2024	2023	2022
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	21.00%
State and local income taxes, net of federal income tax benefit	4.05	4.15	4.16
Adoption of new accounting standard	2.25	—	—
Federal tax credits	(6.63)	(3.23)	(2.81)
Taxing authority audit settlements and other tax adjustments	(0.95)	(0.02)	0.54
Tax impact of equity-based compensation transactions	(0.61)	(0.35)	(0.45)
Tax impact of impairments	0.42	1.87	0.02
Tax rate differential on foreign income	0.29	0.21	0.27
Other	0.80	1.03	0.51
Effective income tax rate	20.62%	24.66%	23.24%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) federal tax credits; (ii) variations in our income before income taxes; (iii) impacts on adopting Accounting Standards Updates (“ASU”) 2023-02 and (iv) the tax implications of impairments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income before income taxes by source for the year ended December 31 was as follows (in millions):

	2024	2023	2022
Domestic	$3,325	$2,878	$2,779
Foreign	133	143	139
Income before income taxes	$3,458	$3,021	$2,918

Renewable Natural Gas — Through our subsidiaries, including our WM Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Sections 48 and 45Z of the Internal Revenue Code. We completed construction of five RNG facilities in 2024 and one RNG facility in 2023, resulting in a reduction to our income tax expense of $137 million and $8 million, respectively for investment tax credits under Section 48.

Low-Income Housing — We have significant financial interests in entities established to invest in and manage low-income housing properties. In October 2024, we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Total consideration for this investment is expected to be $426 million, comprised of a $316 million note payable, an initial cash payment of $33 million and $77 million of interest payments expected to be paid over the life of the investment. At the time of the investment, we increased our investments in unconsolidated entities in our Consolidated Balance Sheet by $349 million, representing the principal balance of the note and the initial cash payment. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2036 under Section 42 or Section 45D of the Internal Revenue Code.

As a result of adopting ASU 2023-02, we amortize our investments in these entities using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Consolidated Statements of Operations. Prior to fiscal year 2024, we accounted for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net income (losses) of unconsolidated entities, within our Consolidated Statements of Operations.

During the year ended December 31, 2024, we recognized additional income tax expense of $78 million, related to amortization under ASU 2023-02. For the years ended December 31, 2023 and 2022, we recognized net losses of $66 million and $65 million, respectively, and a reduction in our income tax expense of $104 million, $108 million and $99 million in 2024, 2023 and 2022, respectively, primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the years ended December 31, 2024, 2023 and 2022, we recognized interest expense of $24 million, $15 million and $14 million, respectively, associated with our investments in low-income housing properties. See Note 18 for additional information related to these unconsolidated variable interest entities.

Tax Implications of Impairments — During the years ended December 31, 2024 and 2023, we recognized additional income tax expense of $14 million and $50 million, respectively, due to non-cash impairment charges that were not deductible for tax purposes in the year of impairment. The non-cash impairment charge recognized during 2022 was deductible for tax purposes. See Note 11 for more information related to our impairment charges.

Tax Audits — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of December 31, 2024 and 2023, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

In addition, we are in the examination phase of IRS audits for the 2023 and 2024 tax years and expect the audits to be completed within the next 15 months. We are also currently undergoing audits by the Canada Revenue Agency for the 2021 tax year and various state and local jurisdictions for tax years that date back to 2014.

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2024	2023
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$159	$137
Landfill and environmental remediation liabilities	162	195
Operating lease liabilities	276	128
Miscellaneous and other reserves, net	258	143
Total deferred tax assets	855	603
Valuation allowance	(199)	(181)
Deferred tax liabilities:
Property and equipment	(1,308)	(1,091)
Goodwill and other intangibles	(1,895)	(1,046)
Operating lease right-of-use assets	(263)	(111)
Net deferred tax liabilities	$(2,810)	$(1,826)

These net deferred tax liabilities are included as a component of other long-term assets, accrued liabilities and deferred income taxes in our Consolidated Balance Sheets. As of December 31, 2024, we had $123 million of international net operating loss carry-forwards with expiration dates through 2041 and $2.0 billion of state net operating loss carry-forwards with expiration dates through 2044. We also had $106 million of federal and foreign interest expense carry-forwards that do not expire, $40 million of foreign tax credit carry-forwards with expiration dates through 2033 and $6 million of state tax credit carry-forwards with expiration dates through 2034.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2024	2023	2022
Balance as of January 1	$66	$64	$64
Additions based on tax positions related to the current year	4	6	5
Accrued interest	2	2	1
Acquisitions	2	—	—
Settlements	(21)	—	—
Lapse of statute of limitations	(10)	(6)	(6)
Balance as of December 31	$43	$66	$64

These liabilities are included as a component of other long-term liabilities or as an offset to other long-term assets in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2024, we had $36 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any material accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.  Employee Benefit Plans

Defined Contribution Plans — The Company sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the 401(k) retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. In connection with our acquisition of Stericycle in November 2024, we acquired a domestic defined contribution plan with attributes similar to our existing Waste Management 401(k) retirement savings plan.

Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada and across Europe, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $125 million, $118 million and $112 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2024, the combined benefit obligation of these pension plans was $115 million supported by $117 million of combined plan assets, resulting in an aggregate plan asset for these plans of $2 million. As of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2023, the combined benefit obligation of these pension plans was $119 million supported by $118 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $1 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $7 million and $7 million as of December 31, 2024 and 2023, respectively.

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

								Expiration Date
	EIN/	Pension Protection Act			Company			of Collective
	Pension Plan	Reported Status(a)		FIP/RP	Contributions			Bargaining
Pension Fund	Number	2024	2023	Status(b)(c)	2024	2023	2022	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	6/30/2025
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2024	Not Endangered or Critical as of 3/31/2023	Implemented	3	2	2	Various dates through 9/30/2026
Suburban Teamsters of Northern Illinois Pension Plan (d)	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Implemented	4	4	4	Various dates through 3/31/2028
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	47	41	37	Various dates through 12/31/2029
Pension Plan Private Sanitation Union, Local 813 IBT	EIN: 13-1975659; Plan Number: 001	Red and Critical	Red and Critical	Implemented	1	—	—	Various dates
					$56	$48	$44
Contributions to other Multiemployer Pension Plans					17	18	17
Total contributions to Multiemployer Pension Plans (e)					$73	$66	$61
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan’s year-end as of December 31, 2023 and 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2024 and 2023.
(e)	Total contributions to Multiemployer Pension Plans exclude contributions related to withdrawal liabilities, if any.

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

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2024, 2023 and 2022, the Company made contributions of $62 million, $56 million and $49 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

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

Management does not expect that any claims against or draws on these instruments would have a material adverse effect on our financial condition, results of operations or cash flows. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost effective sources of financial assurance.

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

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. Our receivable balance associated with insurance claims was $111 million and $127 million as of December 31, 2024 and 2023 respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2024(a)	2023
Balance as of January 1	$712	$729
Self-insurance expense	243	201
Cash paid and other	(231)	(218)
Assumed liabilities from acquisitions	74	—
Balance as of December 31	$798	$712
Current portion as of December 31	$211	$175
Long-term portion as of December 31	$587	$537
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

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

Unconditional Purchase Obligations — Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates and consist primarily of the following:

●	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.
●	Other — We are party to certain multi-year service agreements, including various contracts to support our WM Renewable Energy segment, such as interconnection agreements, expiring at various dates through 2046 requiring minimum annual payments.

As of December 31, 2024, our estimated minimum obligations associated with unconditional purchase obligations were $274 million in 2025, $270 million in 2026, $142 million in 2027, $96 million in 2028, $68 million in 2029 and $556 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2024. For contracts that require us to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial condition, results of operations or cash flows.

Other Commitments

●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior landowners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 6. Additionally, our Collection and Disposal and Corporate and Other businesses earn royalties from our WM Renewable Energy segment related to the transfer of landfill gas to our WM Renewable Energy segment from our active and closed landfills. All royalties between our WM Renewable Energy segment and Collection and Disposal and Corporate and Other businesses are eliminated in consolidation.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2024, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes which mature through 2054, $3.5 billion revolving credit facility and certain letter of credit lines. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WMI and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 6 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2024, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 18 of our landfills. Any liability associated with the triggering of the home value guarantee has been reflected in our Consolidated Balance Sheets. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions

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

As of December 31, 2024, we have been notified by the government that we are a PRP in connection with 74 locations listed on EPA Superfund National Priorities List (“NPL”). Of the 74 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design had serious deficiencies. MIMC and IPC engaged with the EPA throughout the year, and in November 2024, MIMC and IPC publicly issued a proposed revised full remedial design to address the EPA’s comments. Due to increases in the estimated costs of the remedy to address the EPA’s comments, in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter of 2024 we recorded an additional $13 million liability for MIMC’s estimated potential share of such costs. As a result, the recorded liability as of December 31, 2024 and 2023, was approximately $97 million and $85 million, respectively. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site. Refer to Notes 2 and 11 for additional information regarding the measurement of certain environmental liabilities.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. Other than the matter discussed below involving Stericycle’s divested Domestic Environmental Solutions business, as of the date of this filing, we are not aware of any matters that are required to be disclosed pursuant to this standard.

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

On November 4, 2024, the Company acquired Stericycle. At the time of the acquisition, Stericycle was subject to the following legal matters, which are now legal matters of our wholly-owned subsidiary.

Stericycle entered into a deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a cease-and-desist order with the SEC in 2022 relating to Stericycle’s compliance with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws with respect to now-divested operations in Latin America. The DPA and cease-and-desist order required Stericycle to engage an independent compliance monitor for two years, which Stericycle satisfied. Additionally, the DPA requires Stericycle to self-report any potential violations of the anti-corruption laws through November 2025. If Stericycle remains in compliance with the DPA during the remainder of the term, deferred charges against Stericycle will be dismissed with prejudice. We do not expect this matter to have any material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stericycle has been cooperating with an investigation by the office of the U.S. Attorney for the Southern District of New York (“SDNY”) and the EPA into Stericycle’s historical compliance with federal environmental statutes, including the Resource Conservation and Recovery Act, in connection with the collection, transportation and disposal of hazardous waste by Stericycle’s Domestic Environmental Solutions business unit that was divested in 2020. Stericycle previously disclosed that it made an accrual in respect of this matter of approximately $10 million. In January 2025, the parties agreed on settlement terms for this matter, which are within Stericycle’s prior accrual. On January 17, 2025, the U.S. Attorney filed a complaint in the U.S. District Court for the SDNY, and on the same day, announced the settlement agreement with Stericycle that will resolve this matter upon court approval. The settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On February 11, 2020, Stericycle received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), which executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana for materials related to Stericycle’s now-divested Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the California Department of Toxic Substances Control executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA informed Stericycle that the investigations relate to Stericycle’s operation and sale of its ESOL Retail Controlled Substances Business that was divested in 2020 and has asserted that Stericycle and some of Stericycle’s current or former employees may have civil and criminal liability under the Controlled Substances Act and other federal statutes related to that business. Stericycle has been cooperating with the ongoing investigations, which are limited to the period of Stericycle’s historical operation and ownership of the ESOL Retail Controlled Substances Business from 2015 through 2020. While the ultimate disposition of this matter remains uncertain, we do not currently believe that it will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the U.S. and Canada, and certain parts of Europe. As a result of some of these

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, certain of our subsidiaries are participating employers in a number of Multiemployer Pension Plans for the covered employees. Refer to Note 9 for additional information about our participation in Multiemployer Pension Plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these Multiemployer Pension Plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of December 31, 2024 and 2023, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2024	2023	2022
Gain from divestitures, net	$(26)	$—	$(5)
Asset impairments	90	275	50
Other, net	18	(32)	17
	$82	$243	$62

During the year ended December 31, 2024, we recognized $82 million of net charges primarily consisting of (i) a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business within Corporate and Other; (ii) a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our acquisition of Stericycle and (iii) a $13 million charge pertaining to reserves for loss contingencies in our Corporate and Other to adjust an indirect wholly-owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2023, we recognized $243 million of net charges primarily consisting of (i) a $168 million goodwill impairment charge within our Recycling Processing and Sales segment related to a business engaged in accelerating film and plastic wrap recycling capabilities, with $22 million attributable to noncontrolling interests. This charge was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business; (ii) $107 million of impairment charges within Corporate and Other for certain investments in waste diversion technology businesses and (iii) a $17 million charge within Corporate and Other to adjust an indirect wholly owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site. Refer to Notes 5 and 10 for further information.

During the year ended December 31, 2022, we recognized $62 million of net charges consisting of (i) $50 million of asset impairment charges primarily related to management’s decision to close two landfills within our East Tier and (ii) a $17 million charge pertaining to reserves for loss contingencies within Corporate and Other to adjust an indirect wholly owned subsidiary’s estimated potential share of the liability for a proposed environmental remediation plan at a closed site, as discussed in Note 10. These losses were partially offset by a $5 million gain from the divestiture of a collection and disposal business in our West Tier.

See Note 2 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments. See Note 19 for additional information related to the impact of impairments on the results of operations of our reportable segments.

Equity in Net Income (Losses) of Unconsolidated Entities

These financial statement impacts are largely related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. In 2024, we adopted ASU 2023-02, and, as a result, beginning in 2024, the amortization of these investments is recognized as a component of income tax expense. We generate tax benefits, including tax credits, from the losses incurred from these investments. The losses more than offset by the tax benefits generated by these investments as further discussed in Note 8. Refer to Notes 8 and 18 for additional information related to these investments. Refer to (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net above for more information on the impairment of an equity method investment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WMI stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities(a)	Adjustments	Obligations	Total
Balance, December 31, 2021	$—	$43	$(29)	$3	$17
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $(8), $0 and $0, respectively	—	(24)	(65)	1	(88)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	3	—	—	(1)	2
Net current period other comprehensive income (loss)	3	(24)	(65)	—	(86)
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5, $(4), $0 and $2, respectively	16	(11)	26	4	35
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	(1)	(3)
Net current period other comprehensive income (loss)	14	(11)	26	3	32
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $10, $3, $0 and $0, respectively	30	7	(111)	(1)	(75)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	(3)	—	—	—	(3)
Net current period other comprehensive income (loss)	27	7	(111)	(1)	(78)
Balance, December 31, 2024	$44	$15	$(179)	$5	$(115)

(a)	In 2023, we recognized a $23 million unrealized loss, net of a deferred tax benefit of $8 million, associated with our investment in redeemable preferred stock due to the estimated fair value being less than the remaining carrying value.

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2024, we had 401.5 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1,210 million in 2024, or $3.00 per common share, $1,136 million in 2023, or $2.80 per common share, and $1,077 million in 2022, or $2.60 per common share.

In December 2024, we announced that our Board of Directors expects to increase the quarterly dividend from $0.75 to $0.825 per share for dividends declared in 2025. However, all future dividend declarations are at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

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

	2024(a)	2023(b)	2022(c)
Shares repurchased (in thousands)	1,494	7,840	9,796
Weighted average price per share	$196.95	$158.47	$160.26
Total repurchases (in millions)	$262	$1,242	$1,570
(a)	We executed and completed one ASR agreement during 2024 to repurchase $250 million of our common stock and received 1.2 million shares in connection with this ASR agreement. In February 2024, we also received 0.2 million shares pursuant to our October 2023 ASR agreement based on a final weighted average price of $175.29.

We also repurchased an additional 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b 18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $12 million, inclusive of per-share commission.

(b)	We executed and completed three ASR agreements during 2023 to repurchase $950 million of our common stock and received 6.0 million shares in connection with these ASR agreements. Additionally, in October 2023, we executed an ASR agreement to repurchase $300 million of our common stock. At the beginning of the repurchase period, we delivered $300 million in cash and received 1.5 million shares based on a stock price of $161.38. The ASR agreement completed in February 2024, at which time we received 0.2 million additional shares based on a final weighted average price of $175.29.

We also repurchased an additional 0.3 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b 18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $52 million, inclusive of per-share commissions.

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

(c)	We executed and completed four ASR agreements during 2022 to repurchase $1.417 billion of our common stock and received 8.8 million shares in connection with these ASR agreements. We also repurchased an additional 0.6 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b 18 of the Exchange Act for $83 million, inclusive of per-share commissions. Shares repurchased in 2022 include 0.4 million shares of our common stock for $70 million pursuant to our December 2021 ASR agreement that completed in January 2022.

As a result of the Stericycle acquisition, the Company has temporarily suspended share repurchases. We expect to resume share repurchase once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the November 2024 acquisition of Stericycle.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the market value on the last day of the applicable offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2024, 2023 and 2022 was approximately 408,000, 473,000 and 455,000, respectively. After the January 2025 issuance of shares associated with the July to December 2024 offering period, 1.4 million shares remain available for issuance under the ESPP.

As a result of our ESPP, annual compensation expense increased by $11 million, or $8 million net of tax expense, for 2024, $14 million, or $11 million net of tax expense, for 2023 and $13 million, or $10 million net of tax expense, for 2022.

Employee Stock Incentive Plans

In May 2023, our stockholders approved our 2023 Stock Incentive Plan (the “2023 Plan”) to replace our 2014 Stock Incentive Plan (the “2014 Plan”). Upon approval of the 2023 Plan, no further awards could be granted under the 2014 Plan, and the 15.2 million shares of our common stock that were previously available for issuance under the 2014 Plan became available for issuance under the 2023 Plan, in addition to any shares of our common stock that were subject to outstanding awards under the 2014 Plan that subsequently cease to be subject to such awards as a result of the forfeiture, cancellation or termination. We did not request that our stockholders approve any shares in addition to the shares that roll over from the 2014 Plan for issuance pursuant to the 2023 Plan. As of December 31, 2024, approximately 13.5 million shares were available for future grants under the 2023 Plan. Our equity-based compensation awards described herein have been made pursuant to our 2023 Plan or our 2014 Plan (collectively, the “Incentive Plans”). We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2024 annual stock incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. Awards granted to other eligible employees under the Incentive Plans included a combination of PSUs, RSUs and stock options in 2024. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field and corporate managers.

Upon our acquisition of Stericycle on November 4, 2024, each outstanding award of Stericycle RSUs and PSUs held by an employee of Stericycle that continued their employment with us was assumed by us and converted into new RSU awards granted pursuant to the 2023 Plan (the “Replacement RSUs”). The number of Replacement RSUs issued was calculated by multiplying the number of Stericycle RSUs and PSUs by a conversion factor of 0.289171, which represents the $62.00 per share consideration for the Stericycle acquisition divided by the average of the closing sales price of a share or our common stock for each of the five consecutive trading days before the closing. The Replacement RSUs pay out in shares of our common stock and are subject to substantially the same terms and conditions as were applicable to the corresponding Stericycle RSUs. Stericycle RSUs and PSUs held by employees who did not continue their employment with us, and all employee stock options, were cancelled and converted into a right to receive cash immediately upon closing of the acquisition.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2024	371	$139.37
Granted	237	$209.86
Vested	(122)	$119.10
Forfeited	(14)	$163.18
Unvested as of December 31, 2024	472	$179.25

The total fair market value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $25 million, $15 million and $15 million, respectively. During the year ended December 31, 2024, we issued approximately 86,000 shares of common stock for these vested RSUs, net of approximately 36,000 units deferred or used for payment of associated taxes.

RSUs may not be voted or sold by award recipients until time-based vesting restrictions have lapsed. RSUs currently outstanding primarily provide for three-year cliff vesting and include dividend equivalents accumulated during the vesting period. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and generally payout at the end of the three-year vesting period and become immediately vested in the event of an employee’s death or disability.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2024	881	$150.77
Granted	281	$255.98
Vested	(309)	$122.58
Forfeited	(24)	$200.21
Unvested as of December 31, 2024	829	$195.49

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2024 was performed by the Management Development and Compensation Committee of our Board of Directors in January 2025. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2024. The “vested” PSUs are for the three-year performance period ended December 31, 2023, as achievement of performance results and corresponding vesting was determined in February 2024. The performance of the Company’s common stock for purposes of the TSR PSUs and the Cash Flow PSUs exceeded maximum performance criteria. Accordingly, recipients of the PSU awards received a payout of 200% of the vested TSR PSUs and 200% of the vested Cash Flow PSUs. In February 2024, approximately 617,000 PSUs vested and we issued approximately 406,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2024, 2023 and 2022 for prior PSU award grants had a fair market value of $121 million, $74 million and $91 million, respectively.

PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. Subject to attainment of the performance metrics described above, PSUs are payable to an employee (or applicable beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period. PSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination. PSUs generally continue to vest following a qualifying retirement as if the employee had remained employed until the end of the performance period, and compensation expense for PSUs granted to retirement-eligible employees is accelerated over the period that the recipient becomes retirement-eligible plus a defined service requirement.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards for payout six months after the employee leaves the Company. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2024, we had approximately 183,000 vested deferred units outstanding.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Stock option awards vest ratably in three annual increments, beginning on the first anniversary of the date of grant. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2024	2,729	$111.22
Granted	377	$204.76
Exercised (a)	(693)	$98.54
Forfeited or expired	(38)	$149.97
Outstanding as of December 31, 2024 (b)	2,375	$129.15
Exercisable as of December 31, 2024 (c)	1,596	$106.79
(a)	Includes approximately 118,000 stock options exercised pursuant to written trading plans that provided for net share settlement, resulting in the Company withholding approximately 89,000 shares of our common stock to cover the associated stock option exercise price and taxes.
(b)	Stock options outstanding as of December 31, 2024 have a weighted average remaining contractual term of 5.9 years and an aggregate intrinsic value of $174 million based on the market value of our common stock on December 31, 2024.
(c)	Stock options exercisable as of December 31, 2024 have an aggregate intrinsic value of $152 million based on the market value of our common stock on December 31, 2024.

During 2024, 2023 and 2022, we received cash proceeds of $53 million, $44 million and $44 million, respectively, from the exercise of 693,000, 597,000 and 675,000 of employee stock options. The aggregate intrinsic value of stock options exercised during 2024, 2023 and 2022 was $75 million, $44 million and $51 million, respectively.

Stock options exercisable as of December 31, 2024 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$54.64 - $85.34	484	$70.10	1.9
$85.35 - $110.80	516	$106.48	5.4
$110.81 - $204.76	596	$136.87	6.4
$54.64 - $204.76	1,596	$106.79	4.7

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $43.00, $32.82 and $26.44, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2024		2023		2022
Expected option life	4.4	years	4.6	years	4.7	years
Expected volatility	20.7%		22.3%		23.4%
Expected dividend yield	1.5%		1.9%		1.8%
Risk-free interest rate	4.2%		4.4%		1.6%

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

For the years ended December 31, 2024, 2023 and 2022, we recognized $99 million, $78 million and $71 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2024, 2023 and 2022 includes related income tax benefits of $18 million, $15 million and $14 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2024, we estimate that $49 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.7 years for our unvested RSU, PSU and stock option awards issued and outstanding.

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

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2024	2023	2022
Number of common shares outstanding at end of period	401.5	401.5	407.9
Effect of using weighted average common shares outstanding	—	3.4	4.9
Weighted average basic common shares outstanding	401.5	404.9	412.8
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	2.0	2.2
Weighted average diluted common shares outstanding	403.4	406.9	415.0
Potentially issuable shares	4.7	5.0	5.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.2	1.0	1.1

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2024	2023
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$56	$327
Equity securities	70	61
Significant other observable inputs (Level 2):
Available-for-sale securities	445	431
Total assets measured at fair value	$571	$819

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

Our available-for-sale securities include restricted trust funds and investments in unconsolidated entities as discussed in Note 18. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities, which generally mature over the next ten years. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

Fair Value of Debt

As of December 31, 2024 and 2023, the carrying value of our debt was $23.9 billion and $16.2 billion, respectively. The estimated fair value of our debt was approximately $22.9 billion and $15.6 billion as of December 31, 2024 and 2023, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2024 and 2023. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

See Note 11 for information related to our nonrecurring fair value measurements. See Note 17 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Stericycle.

17.  Acquisitions and Divestitures

Acquisitions

Stericycle Acquisition

On June 3, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion (net of cash acquired) when including the assumption of $0.5 billion of debt and the repayment of approximately $0.8 billion of net debt. The acquisition expands our offerings in the U.S., Canada and parts of Western Europe by providing RWCS and SID services that protect people and brands, promote health and well-being and safeguard the environment. The transaction closed on November 4, 2024 and was funded using borrowings under our Term Credit Agreement, commercial paper program and available cash on hand. Shortly thereafter, we repaid all outstanding borrowings under our Term Credit Agreement with net proceeds from our November 2024 issuance of $5.2 billion of senior notes.

We incurred acquisition and integration related costs of approximately $160 million, which were primarily classified as “Selling, general and administrative expenses.” The post-closing operating results of Stericycle have been included in our consolidated financial statements, within our new reportable WM Healthcare Solutions segment. Post-closing through December 31, 2024, Stericycle recognized $403 million, $244 million and $155 million of operating revenue, operating expenses and selling, general and administrative expenses, respectively, which are net of intercompany transactions and included in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated financial statements have not been retroactively restated to include Stericycle’s historical financial position or results of operations. The acquisition is accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the acquisition, and, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation.

We used the following valuation techniques for the following significant accounts in which carrying value did not approximate fair value: (i) property and equipment were valued primarily using the cost approach with significant assumptions including replacement cost, trend indices, and normal useful lives; (ii) customer relationship assets were valued using the multi-period excess earnings method with significant assumptions including projected revenue, attrition rate, operating expense, selling and general administrative expenses, and discount rate; (iii) indefinite trade name assets were valued using the relief from royalty method with significant assumptions including revenue attributable to the trade names and royalty rates and (iv) permit assets were valued using the cost to recreate method with significant assumptions including costs required to obtain the permits and the opportunity costs if the permits were not in place on the acquisition date.

The fair values for property and equipment and intangibles were based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. The WM Notes were valued using observable market prices which represent a Level 1 measurement in the fair value hierarchy.

Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to (i) finalizing the review and valuation of trade names, permits, customer relationships, and certain property plant and equipment and other intangibles (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable and amortizable assets and (ii) finalizing the review and valuation of accounts receivable, accrued expenses, contingent liabilities, deferred taxes and goodwill (including key assumptions, inputs and estimates).

Goodwill of $3.6 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized and from synergies of the combination. All of the goodwill was provisionally assigned to the WM Healthcare Solutions segment. We have not yet completed the assignment of goodwill to our reporting units as of December 31, 2024. Substantially all of the goodwill is not deductible for income tax purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the preliminary purchase price allocation (in millions):

November 4, 2024
Cash and cash equivalents	$198
Accounts and other receivables (a)	506
Parts and supplies	19
Other current assets	64
Assets held for sale (b)	125
Property and equipment	782
Goodwill	3,633
Other intangible assets	3,536
Other assets	619
Accounts payable	(186)
Accrued liabilities	(336)
Deferred revenues	(77)
Current portion of long-term debt	(5)
Liabilities held for sale (b)	(35)
Long-term debt, less current portion	(510)
Deferred income taxes	(884)
Other liabilities	(542)
Total purchase price	$6,907
(a)	Includes allowance for doubtful accounts of $130 million. See Note 2 for further discussion.
(b)	Includes Stericycle’s Spain and Portugal subsidiaries. See “Assets Held for Sale” under 2024 Divestitures for additional information.

The preliminary allocation of $3,536 million for other intangible assets includes $2,279 million for customer relationships with a weighted average amortization period of 15 years, $630 million for indefinite lived trade names, $319 million for indefinite lived permits, $162 million for definite lived trade names with a weighted average amortization period of 2.2 years, $141 million for ERP software with a weighted average amortization period of 4.7 years, and $5 million for developed technology with an amortization period of 17 years.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Waste Management and Stericycle as though the companies had been combined as of January 1, 2023. Examples of adjustments made to arrive at the pro forma amounts include, but are not limited to, the following:

•Transaction expenses incurred by us and Stericycle;

•Elimination of revenue and expenses between us and Stericycle;

•Adjustments to depreciation and amortization expense due to step-up in fair value of the acquired assets;

•Interest expense adjustments;

•Accounting policy alignment adjustments; and

•Income tax adjustments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as January 1, 2023 for the year ended December 31 (in millions):

	2024	2023
Operating revenues	$24,258	$23,066
Net income attributable to Waste Management, Inc.	2,614	1,843

Other 2024 Acquisitions

In addition to Stericycle, during the year ended December 31, 2024, we completed solid waste and recycling acquisitions primarily in New York, Florida, North Carolina and Arizona for total consideration of $790 million. Total consideration included $783 million in net cash paid and $7 million in non-cash consideration, primarily related to purchase price holdbacks. In addition, we paid $23 million of holdbacks, of which $16 million related to prior year acquisitions.

Total consideration for our other 2024 acquisitions was primarily allocated to $160 million of property and equipment, $79 million of other intangible assets and $588 million of goodwill. Other intangible assets included $63 million of customer relationships and $14 million of covenants not-to-compete.

The goodwill related to our other 2024 acquisitions was primarily a result of expected synergies from combining the acquired businesses with our existing operations a significant portion of which was tax deductible.

In 2022, we acquired a controlling interest in a business engaged in accelerating film and plastic wrap recycling capabilities that is included in our Recycling Processing and Sales segment. In the fourth quarter of 2024, we acquired the remaining minority interests in this business for $41 million.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Divestitures

Assets Held for Sale

Upon our acquisition of Stericycle in November 2024, WM Healthcare Solutions’ Spain and Portugal subsidiaries were classified as held for sale and included within the “Assets held for sale” and “Liabilities held for sale” line items in the preliminary allocation of purchase price. We completed the sale of these assets on January 2, 2025.

2024 Divestitures

Proceeds from divestitures of businesses and other assets, net of cash divested, were $158 million, $78 million and $27 million in 2024, 2023 and 2022, respectively primarily the result of the sale of certain non-strategic assets.

18.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $707 million and $458 million as of December 31, 2024 and 2023, respectively. The debt balance related to our investments in low-income housing properties was $670 million and $408 million as of December 31, 2024 and 2023, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $111 million and $104 million as of December 31, 2024 and 2023, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss). These trusts had a fair value of $128 million and $119 million as of December 31, 2024 and 2023, respectively.

19.  Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales; (iv) WM Renewable Energy and (v) WM Healthcare Solutions. Our East and West Tiers along with Other Ancillary services that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

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

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer, disposal and resource recovery services. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western U.S., including the upper Midwest region and British Columbia, Canada. Additionally, we provide Other Ancillary services that are not managed through the Tier segments but that support our collection and disposal operations. Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

Included within our Collection and Disposal businesses are landfills having (i) 20 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 16 third-party RNG facilities processing landfill gas to be sold to natural gas suppliers and (iii) six third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 84 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our active landfills, which is eliminated in consolidation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2024, we had 102 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 65 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 23 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 11 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three of these projects are on third-party landfills. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes. WM Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, WM Renewable Energy operates and maintains seven third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 52 additional third-party landfill beneficial gas use projects in the form of royalties.

WM Healthcare Solutions

Our WM Healthcare Solutions segment includes (i) RWCS, which provide compliance programs and collection, processing and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste and (ii) SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. RWCS are provided to customers in the U.S., Canada, Ireland and the United Kingdom (“U.K.”). SID services are provided to customers in the U.S., Canada, Belgium, France, Germany, Ireland, Luxembourg, the Netherlands and the U.K.

Our WM Healthcare Solutions customers are primarily in the following industries: enterprise healthcare (i.e., hospitals, health systems and national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers and home health organizations), and pharmacy labs and research centers. Our WM Healthcare Solutions businesses also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses. While the WM Healthcare Solutions businesses manage large volumes of waste and other materials, the average volume per customer site is relatively small.

Our WM Healthcare Solutions customers typically enter into a contract for the provision of services on a scheduled basis including weekly, monthly or on an as-needed basis over the contract term. Under the contract terms, the WM Healthcare Solutions businesses receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the volume, weight or type of waste. Operating revenues are invoiced based on the terms of the underlying contract either on a regular basis, or as services are performed and are generally due within a

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

As of December 31, 2024, our WM Healthcare Solutions businesses include a global fleet of approximately 6,100 routed trucks, tractors, collection vans and small duty vehicles. Our WM Healthcare Solutions segment operates out of approximately 361 leased and owned facilities worldwide with 69 autoclaves or other alternative medical waste treatment facilities, 18 medical waste incinerator facilities, 107 SID processing facilities, and 167 transfer stations. Included within our WM Healthcare Solutions segment are 35 locations that are classified as held for sale as of December 31, 2024.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other as they do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also, included within our Corporate and Other businesses closed sites are (i) six third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our WM Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 15 landfill beneficial use renewable energy projects owned by WM Renewable Energy on our closed sites, which is eliminated in consolidation.

Our chief operating decision maker (“CODM”) is the chief executive officer. The CODM regularly reviews financial results, operating performance, and capital expenditures of our five reportable segments. Our CODM uses income from operations for each segment predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each segment. Our CODM also uses segment income from operations to assess the performance of each segment by comparing the results of each segment with one another. Summarized financial information concerning our reportable segments as of December 31 and for the year then ended is shown in the following table (in millions):

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(b)	Revenues	Expenses	Administrative	Expenses(g)	Amortization	Operations(c)	(d)
Year Ended December 31:
2024
Collection and Disposal:
East Tier	$8,703	$2,252	$10,955	$6,801	$372	$4	$1,018	$2,760	$1,119
West Tier	8,285	2,052	10,337	6,430	373	(15)	856	2,693	1,071
Other Ancillary	2,728	187	2,915	2,782	117	(1)	26	(9)	52
Collection and Disposal(e)(f)	19,716	4,491	24,207	16,013	862	(12)	1,900	5,444	2,242
Recycling Processing and Sales(e)	1,603	287	1,890	1,610	59	3	132	86	524
WM Renewable Energy(f)	318	3	321	166	13	7	36	99	514
WM Healthcare Solutions	403	10	413	252	157	—	73	(69)	43
Corporate and Other(f)	23	25	48	137	1,194	88	126	(1,497)	5
Total	$22,063	$4,816	$26,879	$18,178	$2,285	$86	$2,267	$4,063	$3,328

Intercompany Elimination			(4,816)	(4,795)	(21)	—	—	—
Net			22,063	13,383	2,264	86	2,267	4,063

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(b)	Revenues	Expenses	Administrative	Expenses(g)	Amortization	Operations(c)	(d)
Year Ended December 31:
2023
Collection and Disposal:
East Tier	$8,412	$2,121	$10,533	$6,747	$358	$(4)	$986	$2,446	$926
West Tier	7,935	1,962	9,897	6,352	364	(2)	800	2,383	899
Other Ancillary	2,518	193	2,711	2,575	112	6	26	(8)	28
Collection and Disposal(e)(f)	18,865	4,276	23,141	15,674	834	—	1,812	4,821	1,853
Recycling Processing and Sales(a)(e)	1,264	312	1,576	1,332	56	122	110	(44)	450
WM Renewable Energy(f)	273	3	276	151	13	—	33	79	420
Corporate and Other(f)	24	22	46	47	1,038	126	116	(1,281)	115
Total	$20,426	$4,613	$25,039	$17,204	$1,941	$248	$2,071	$3,575	$2,838

Intercompany Elimination			(4,613)	(4,598)	(15)	—	—	—
Net			20,426	12,606	1,926	248	2,071	3,575

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(b)	Revenues	Expenses	Administrative	Expenses(g)	Amortization	Operations(c)	(d)
Year Ended December 31:
2022
Collection and Disposal:
East Tier	$8,011	$1,909	$9,920	$6,378	$341	$46	$977	$2,178	$948
West Tier	7,614	1,865	9,479	6,143	348	(8)	814	2,182	774
Other Ancillary	2,218	195	2,413	2,278	104	6	25	—	40
Collection and Disposal(e)(f)	17,843	3,969	21,812	14,799	793	44	1,816	4,360	1,762
Recycling Processing and Sales(e)	1,516	244	1,760	1,481	59	—	92	128	453
WM Renewable Energy(f)	312	3	315	144	6	—	33	132	290
Corporate and Other(f)	27	22	49	90	1,098	19	97	(1,255)	304
Total	$19,698	$4,238	$23,936	$16,514	$1,956	$63	$2,038	$3,365	$2,809

Intercompany Elimination			(4,238)	(4,220)	(18)	—	—	—
Net			19,698	12,294	1,938	63	2,038	3,365
(a)	For the year ended December 31, 2023 included within income from operations for our Recycling Processing and Sales segment is a $168 million goodwill impairment charge related to a business engaged in accelerating film and plastic wrap recycling capabilities, which was partially offset by the recognition of $46 million of income related to the reversal of a liability for contingent consideration associated with our investment in such business.
(b)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 2.
(d)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid.
(e)	Certain fees related to the processing of recycled material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the years ended December 31, 2024, 2023 and 2022 are $100 million, $61 million and $77 million, respectively.
(f)	WM Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal and Corporate and Other businesses for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the years ended December 31, 2024, 2023 and 2022 are $48 million, $41 million and $47 million, respectively. Prior to the fourth

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2024, amounts related to intercompany royalty payments were adjusted through income from operations. Prior periods have been recast to conform to current year presentation.
(g)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.

Total assets by reportable segment as of December 31 are as follows (in millions):

	2024	2023
Collection and Disposal:
East Tier	$15,328	$14,328
West Tier	11,786	11,322
Other Ancillary	779	783
Collection and Disposal	27,893	26,433
Recycling Processing and Sales	2,686	2,282
WM Renewable Energy	1,544	1,077
WM Healthcare Solutions	9,406	—
Corporate and Other	3,785	3,392
Elimination of intercompany investments and advances	(747)	(361)
Total assets, per Consolidated Balance Sheet	$44,567	$32,823

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues(a)(b)	Revenues(b)
Years Ended December 31:
2024
Commercial	$5,371	$798	$6,169
Industrial	3,089	794	3,883
Residential	3,466	89	3,555
Other collection	2,964	230	3,194
Total collection	14,890	1,911	16,801
Landfill	3,445	1,513	4,958
Transfer	1,381	1,067	2,448
Total Collection and Disposal	19,716	4,491	24,207
Recycling Processing and Sales	1,603	287	1,890
WM Renewable Energy	318	3	321
WM Healthcare Solutions	403	10	413
Corporate and Other	23	25	48
Total	$22,063	$4,816	$26,879

2023
Commercial	$5,109	$692	$5,801
Industrial	3,083	753	3,836
Residential	3,378	96	3,474
Other collection	2,786	220	3,006
Total collection	14,356	1,761	16,117
Landfill	3,252	1,479	4,731
Transfer	1,257	1,036	2,293
Total Collection and Disposal	18,865	4,276	23,141
Recycling Processing and Sales	1,264	312	1,576
WM Renewable Energy	273	3	276
Corporate and Other	24	22	46
Total	$20,426	$4,613	$25,039

2022
Commercial	$4,860	$590	$5,450
Industrial	3,025	656	3,681
Residential	3,264	75	3,339
Other collection	2,466	217	2,683
Total collection	13,615	1,538	15,153
Landfill	3,062	1,454	4,516
Transfer	1,166	977	2,143
Total Collection and Disposal	17,843	3,969	21,812
Recycling Processing and Sales	1,516	244	1,760
WM Renewable Energy	312	3	315
Corporate and Other	27	22	49
Total	$19,698	$4,238	$23,936

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the fourth quarter of 2024, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods were recast to conform to current year presentation.

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

Net operating revenues relating to operations for the year ended December 31 are as follows (in millions):

	2024	2023	2022
U.S.	$21,107	$19,595	$18,860
Canada	852	813	838
Western Europe and other (a) (b)	104	18	—
Total	$22,063	$20,426	$19,698
(a)	2024 primarily relates to the impact of operations from the U.K., Ireland, Belgium, France, Germany, Luxembourg, and the Netherlands as a result of the Stericycle acquisition.
(b)	2023 primarily relates to an acquired smaller recycling-related operations in the Netherlands.

Property and equipment, net of accumulated depreciation and depletion, relating to operations as of December 31 are as follows (in millions):

	2024	2023
U.S.	$17,995	$15,903
Canada	1,222	1,060
Western Europe and other (a) (b)	123	5
Total	$19,340	$16,968
(a)	2024 primarily relates to the impact of operations from the U.K., Ireland, Belgium, France, Germany, Luxembourg, and the Netherlands as a result of the Stericycle acquisition.
(b)	2023 primarily relates to an acquired smaller recycling-related operations in the Netherlands.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K) at a reasonable assurance level.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. On November 4, 2024 we consummated our acquisition of Stericycle, Inc. (“Stericycle”). As permitted by the SEC rules and regulations, management's assessment did not include the internal controls of the acquired operations of Stericycle, which are included in our consolidated financial statements as of December 31, 2024 and for the period from the acquisition date through December 31, 2024. In accordance with our integration efforts, we plan to incorporate the acquired operations of Stericycle into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of the acquired operations of Stericycle constituted approximately 13.0% of total assets as of December 31, 2024. Operating results of the acquired operations of Stericycle comprised approximately 1.8% of consolidated operating revenues for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2024. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Securities Trading Plans of Directors and Executive Officers

On November 5, 2024, James C. Fish, Jr., President, Chief Executive Officer and member of our Board of Directors, adopted a stock trading plan (the “Fish Trading Plan”). The Fish Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fish Trading Plan provided for the exercise of 44,125 vested stock options upon our common stock reaching a specified market price on or before December 6, 2024. The options were automatically exercised pursuant to such terms, and the Company withheld shares of common stock necessary to cover tax requirements and the exercise price of such options. All remaining shares of common stock resulting from the option exercise after the net share settlement process were delivered to Mr. Fish.

On November 5, 2024, Mr. Fish adopted a stock trading plan (the “Second Fish Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Second Fish Trading Plan will commence two business days following the filing of this Annual Report on Form 10-K, and will automatically terminate on the earlier of February 3, 2026 and the completion of all of the contemplated transactions set forth therein. The Second Fish Trading Plan provides for the potential sale of all net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards for the performance period ended December 31, 2024, upon our common stock reaching specified market prices. Mr. Fish received a target grant of 47,620 PSU awards with a performance period ended December 31, 2024; the number of shares to be paid out to Mr. Fish on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Second Fish Trading Plan will be determined in the first quarter of 2025 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

On November 5, 2024, Michael J. Watson, Senior Vice President and Chief Customer Officer, adopted a stock trading plan (the “Watson Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Watson Trading Plan will commence two business days following the filing of this Annual Report on Form 10-K and will automatically terminate on the earlier of February 12, 2026 and the completion of all of the contemplated transactions set forth therein. The Watson Trading Plan provides for (i) the sale of 3,000 shares of our common stock; (ii) the potential cashless exercise of 11,594 stock options, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees, and Mr. Watson will then continue to hold all remaining shares of common stock resulting from the option exercise after the settlement; (iii) the potential sale of 50% of net after-tax shares of our common stock received from the vesting on March 1, 2025 of 5,102 restricted share unit (“RSU”) equity compensation awards and (iv) the potential sale of 50% of net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2024. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Watson received a target grant of 5,986 PSU awards with a performance period ended December 31, 2024; the number of shares to be paid out to Mr. Watson on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Second Fish Trading Plan, the number of shares of common stock to potentially be sold pursuant to the Watson Trading Plan will be determined in the first quarter of 2025.

On November 8, 2024, Mr. Charles C. Boettcher, Executive Vice President and Chief Legal Officer, adopted a stock trading plan (the “Boettcher Trading Plan”). The Boettcher Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Boettcher Trading Plan provided for the exercise of 7,500 vested stock options upon our common stock reaching a specified market price on or before December 6, 2024. The options were automatically exercised pursuant to such terms, and the Company withheld shares of common stock necessary to cover tax requirements and the exercise price of such options. All remaining shares of common stock resulting from the option exercise after the net share settlement process were delivered to Mr. Boettcher.

On November 26, 2024, Mr. Fish adopted a stock trading plan (the “Third Fish Trading Plan”). The Third Fish Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5 1(c) under the Exchange Act. The Third Fish Trading Plan provided for the exercise of 19,805 vested stock options upon our common stock reaching a specified market price on or before December 6, 2024. The options were automatically exercised pursuant to such terms, and the Company withheld shares of common stock necessary to cover tax requirements and the exercise price of such options. All remaining shares of common stock resulting from the option exercise after the net share settlement process were delivered to Mr. Fish.

On November 26, 2024, Mr. Boettcher, adopted a stock trading plan (the “Second Boettcher Trading Plan”). The Second Boettcher Trading Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Second Boettcher Trading Plan provided for the exercise of 8,458 vested stock options upon our common stock reaching a specified market price on or before December 4, 2024. The options were automatically exercised pursuant to such terms, and the Company withheld shares of common stock necessary to cover tax requirements and the exercise price of such options. All remaining shares of common stock resulting from the option exercise after the net share settlement process were delivered to Mr. Boettcher.

On December 4, 2024, John J. Morris, Jr., Executive Vice President and Chief Operating Officer, adopted a stock trading plan (the “Morris Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Morris Trading Plan will commence on March 7, 2025 and will automatically terminate on the earlier of March 6, 2026 and the completion of all of the contemplated transactions set forth therein. The Morris Trading Plan provides for (i) the potential sale of all net after-tax shares of our common stock received from the vesting on March 1, 2025 of 10,204 RSU equity compensation awards and (ii) the potential sale of all net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2024. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Morris received a target grant of 14,150 PSU awards with a performance period ended December 31, 2024; the number of shares to be paid out to Mr. Morris on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Second Fish Trading Plan, the number of shares of common stock to potentially be sold pursuant to the Morris Trading Plan will be determined in the first quarter of 2025.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is available on-line at investors.wm.com in the tab “ESG — Corporate Governance” (investors.wm.com/esg-practices/governance). We intend to post any amendments to the Code of Conduct that apply to our officers and directors, and any required disclosure of waivers from the Code of Conduct, to the “ESG – Corporate Governance” tab at investors.wm.com.

We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of Company securities by directors, officers, employees, contractors and consultants providing services to the Company, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy filed as Exhibit 19.1 to this Annual Report.

All other information required by this Item will be included in the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with SEC within 120 days of the end of our fiscal year and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Fourth Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated May 14, 2024].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 6, 2023].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].
4.4	—

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

4.6*	—	Description of Waste Management, Inc.’s Common Stock.
4.7*	—

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

4.8*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.500% Senior Notes due 2028.
4.9*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.650% Senior Notes due 2030.
4.10*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.800% Senior Notes due 2032.
4.11*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.950% Senior Notes due 2035.
4.12*	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 5.350% Senior Notes due 2054.
4.13*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.500% Senior Notes due 2028.
4.14*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.650% Senior Notes due 2030.
4.15*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.800% Senior Notes due 2032.
4.16*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.950% Senior Notes due 2035.
4.17*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 5.350% Senior Notes due 2054.
4.18	—

Registration Rights Agreement by and among Waste Management, Inc., Waste Management Holdings, Inc., Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC in connection with the 3.875% Senior Notes due 2029 [incorporated by reference to Exhibit 4.5 to Form 8-K dated November 8, 2024].

4.19	—

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 3.875% Senior Notes due 2029 [incorporated by reference to Exhibit 4.2 to Form 8-K dated November 8, 2024].

4.20	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 3.875% Senior Notes due 2029 [incorporated by reference to Exhibit 4.4 to Form 8-K dated November 8, 2024].

10.1†	—	2023 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 9, 2023].
10.2†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.3†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 2020].
10.4†	—	Second Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022].
10.5†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.6†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.7†	—	First Amendment to the Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2023].
10.8†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.9	—

$3.5 Billion Seventh Amended and Restated Revolving Credit Agreement dated as of May 8, 2024 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 8, 2024].

10.10*	—	Amendment No. 1 to Seventh Amended and Restated Revolving Credit Agreement dated as of November 22, 2024.
10.11	—

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

10.14†	—	Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. [incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2023].
10.15†	—

First Amendment to Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. [incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2023].

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

10.19†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].

10.20†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.21†	—	Form of 2021 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2021].
10.22†	—	Form of 2021 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2021].
10.23†	—	Form of 2022 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2022].
10.24†	—	Form of 2022 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2022].
10.25†	—	Form of 2023 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2023].
10.26†	—	Form of 2024 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2024].
10.27†	—	Form of 2024 Executive Officer Annual Incentive Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2024].
10.28†	—

Form of 2024 Long Term Incentive Compensation Award Agreement for Leadership Tier (Chief Accounting Officer) [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2024].

10.29†	—	Form of 2024 Long Term Incentive Compensation Award Agreement RSU Award (U.S.)(Three-Year Step Vest) [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2024].
19.1*	—	Insider Trading Policy.
21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
97	—	Waste Management, Inc. Clawback Policy [incorporated by refence to Exhibit 97 to Form 10-K for the year ended December 31, 2023].
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 19, 2025
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Executive Vice President and	February 19, 2025
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN CARROLL	Vice President and Chief Accounting Officer	February 19, 2025
John Carroll	(Principal Accounting Officer)

/s/ THOMAS L. BENÉ	Director	February 19, 2025
Thomas L. Bené

/s/ BRUCE E. CHINN	Director	February 19, 2025
Bruce E. Chinn

/s/ ANDRÉS R. GLUSKI	Director	February 19, 2025
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 19, 2025
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Chair of the Board and Director	February 19, 2025
Kathleen M. Mazzarella

/s/ SEAN E. MENKE	Director	February 19, 2025
Sean E. Menke

/s/ WILLIAM B. PLUMMER	Director	February 19, 2025
William B. Plummer

/s/ MARYROSE T. SYLVESTER	Director	February 19, 2025
Maryrose T. Sylvester