Form 10-Q
period 2025-03-31
WASTE MANAGEMENT INC
filed 2025-04-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 25, 2025 was 402,407,976 (excluding treasury shares of 227,874,485).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216	$414
Accounts receivable, net of allowance for doubtful accounts of $184 and $165, respectively	3,260	3,272
Other receivables, net of allowance for doubtful accounts of $3 and $4, respectively	328	415
Parts and supplies	218	206
Other current assets	433	467
Total current assets	4,455	4,774
Property and equipment, net of accumulated depreciation and depletion of $24,100 and $23,777, respectively	19,553	19,340
Goodwill	13,529	13,438
Other intangible assets, net	4,015	4,188
Restricted funds	554	413
Investments in unconsolidated entities	824	846
Other long-term assets	1,556	1,568
Total assets	$44,486	$44,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,901	$2,046
Accrued liabilities	1,807	2,180
Deferred revenues	685	673
Current portion of long-term debt	954	1,359
Total current liabilities	5,347	6,258
Long-term debt, less current portion	22,883	22,541
Deferred income taxes	2,841	2,815
Landfill and environmental remediation liabilities	3,081	3,048
Other long-term liabilities	1,683	1,651
Total liabilities	35,835	36,313
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,515	5,496
Retained earnings	16,160	15,858
Accumulated other comprehensive income (loss)	(87)	(115)
Treasury stock at cost 227,911,432 and 228,788,284 shares, respectively	(12,944)	(12,993)
Total Waste Management, Inc. stockholders’ equity	8,650	8,252
Noncontrolling interests	1	2
Total equity	8,651	8,254
Total liabilities and equity	$44,486	$44,567

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating revenues	$6,018	$5,159
Costs and expenses:
Operating	3,647	3,140
Selling, general and administrative	687	491
Depreciation, depletion and amortization	656	514
Restructuring	13	—
(Gain) loss from divestitures, asset impairments and unusual items, net	2	(2)
	5,005	4,143
Income from operations	1,013	1,016
Other income (expense):
Interest expense, net	(232)	(130)
Equity in net income (loss) of unconsolidated entities	5	(19)
Other, net	2	2
	(225)	(147)
Income before income taxes	788	869
Income tax expense	151	162
Consolidated net income	637	707
Less: Net income (loss) attributable to noncontrolling interests	—	(1)
Net income attributable to Waste Management, Inc.	$637	$708
Basic earnings per common share	$1.58	$1.76
Diluted earnings per common share	$1.58	$1.75

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Consolidated net income	$637	$707
Other comprehensive income (loss), net of tax:
Derivative instruments, net	9	—
Available-for-sale securities, net	2	1
Foreign currency translation adjustments	17	(24)
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	28	(23)
Comprehensive income	665	684
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$665	$685

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$637	$707
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	656	514
Deferred income tax expense (benefit)	59	57
Interest accretion on landfill and environmental remediation liabilities	35	33
Provision for bad debts	19	10
Equity-based compensation expense	51	30
Net gain on disposal of assets	(9)	(10)
(Gain) loss from divestitures, asset impairments and other, net	2	(2)
Equity in net (income) loss of unconsolidated entities, net of dividends	(5)	19
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	51	176
Other current assets	(91)	(45)
Other assets	61	(4)
Accounts payable and accrued liabilities	(287)	(102)
Deferred revenues and other liabilities	29	(16)
Net cash provided by operating activities	1,208	1,367
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3)	(11)
Capital expenditures	(831)	(668)
Proceeds from divestitures of businesses and other assets, net of cash divested	98	15
Other, net	(93)	(91)
Net cash used in investing activities	(829)	(755)
Cash flows from financing activities:
New borrowings	4,993	4,412
Debt repayments	(5,163)	(4,570)
Common stock repurchase program	—	(250)
Cash dividends	(336)	(307)
Exercise of common stock options	25	32
Tax payments associated with equity-based compensation transactions	(45)	(48)
Other, net	(10)	(6)
Net cash used in financing activities	(536)	(737)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	(2)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(156)	(127)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	487	552
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$331	$425

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$216	$322
Restricted cash and cash equivalents included in other current assets	44	34
Restricted cash and cash equivalents included in restricted funds	71	69
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$331	$425

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	637	—	—	—	637	—	—	—	—
Other comprehensive income (loss), net of tax	28	—	—	—	—	28	—	—	—
Cash dividends declared of $0.825 per common share	(336)	—	—	—	(336)	—	—	—	—
Equity-based compensation transactions, net	69	—	—	19	1	—	876	49	—
Common stock repurchase program	—	—	—	—	—	—	—	—	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2025	$8,651	630,282	$6	$5,515	$16,160	$(87)	(227,911)	$(12,944)	$1

2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	707	—	—	—	708	—	—	—	(1)
Other comprehensive income (loss), net of tax	(23)	—	—	—	—	(23)	—	—	—
Cash dividends declared of $0.75 per common share	(307)	—	—	—	(307)	—	—	—	—
Equity-based compensation transactions, net	51	—	—	(12)	3	—	1,075	60	—
Common stock repurchase program	(253)	—	—	10	—	—	(1,228)	(263)	—
Other, net	7	—	—	3	—	—	—	—	4
Balance, March 31, 2024	$7,078	630,282	$6	$5,352	$14,738	$(60)	(228,980)	$(12,954)	$(4)

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

On November 4, 2024, we completed the acquisition of all outstanding shares of Stericycle, Inc. (“Stericycle”), the operations of which are presented in this report as our new WM Healthcare Solutions segment. The acquisition expands our offerings in the U.S. and Canada and adds operations in parts of Western Europe. These businesses provide regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. Refer to Note 8 for further discussion.

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

The Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, we had $221 million and $218 million, respectively, of deferred contract costs, of which $160 million and $154 million, respectively, were related to deferred sales incentives.

Leases

Amounts for our operating lease right-of-use assets are recorded in other long-term assets and the current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation and depletion, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2025			December 31, 2024
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$176	$51	$227	$177	$54	$231
Long-term	2,913	168	3,081	2,880	168	3,048
	$3,089	$219	$3,308	$3,057	$222	$3,279

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2025 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2024	$3,057	$222
Obligations incurred and capitalized	19	—
Obligations settled	(22)	(5)
Interest accretion	35	—
Revisions in estimates	—	2
Acquisitions, divestitures and other adjustments	—	—
March 31, 2025	$3,089	$219

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2025:

	March 31,	December 31,
	2025	2024
Commercial paper program (weighted average interest rate of 4.6% as of March 31, 2025 and 4.7% as of December 31, 2024)	$1,548	$1,250
Senior notes, maturing through 2054, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 4.2% as of March 31, 2025 and December 31, 2024)	17,997	18,419
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	348	348
Tax-exempt bonds, maturing through 2053, fixed and variable interest rates ranging from 0.7% to 4.8% (weighted average interest rate of 3.6% as of March 31, 2025 and 3.7% as of December 31, 2024)	2,873	2,873
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.9% as of March 31, 2025 and December 31, 2024) (a)	1,244	1,189
Debt issuance costs, discounts and other	(173)	(179)
	23,837	23,900
Current portion of long-term debt	954	1,359
Long-term debt, less current portion	$22,883	$22,541
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of March 31, 2025, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.3 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 0.75% senior notes that mature in November 2025 and (iv) $454 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax-exempt bonds. As of March 31, 2025, we have classified $2.8 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $954 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of March 31, 2025, we had no outstanding borrowings under this facility. We had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $224 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $1.8 billion as of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2025. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2025, we had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of March 31, 2025, we had utilized $860 million of other uncommitted letter of credit lines, with terms maturing through December 2028.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended March 31, 2025, we made cash repayments of $4.7 billion, which were more than offset by $5.0 billion of cash borrowings (net of related discount on issuance) used for general corporate purposes.

Senior Notes — We repaid $422 million of 3.125% senior notes upon maturity in March 2025.

4.    Income Taxes

Our effective income tax rate was 19.2% and 18.6% for the three months ended March 31, 2025 and 2024, respectively. The increase in our effective income tax rate when comparing the three months ended March 31, 2025 and 2024 was primarily driven by the timing of amortization resulting from our investment in low-income housing investments offset, in part, by federal tax credits. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits

Renewable Natural Gas — Through our subsidiaries, including our WM Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2026 under Section 48 of the Internal Revenue Code.

During the three months ended March 31, 2025 and 2024, we recognized a reduction in our income tax expense of $46 million and $37 million, respectively due to federal tax credits expected to be realized from our RNG investments.

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

During the three months ended March 31, 2025, we recognized income tax expense of $20 million related to amortization under ASU 2023-02 and a reduction in our income tax expense of $27 million primarily due to federal tax credits realized from these investments. In addition, during the three months ended March 31, 2025, we recognized interest expense of $9 million associated with our investments in low-income housing properties.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2024, we recognized $20 million of net losses and a reduction in our income tax expense of $28 million primarily due to federal tax credits realized from these investments. In addition, during the three months ended March 31, 2024, we recognized interest expense of $6 million associated with our investments in low-income housing properties.

See Note 12 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2025	2024
Number of common shares outstanding at end of period	402.4	401.3
Effect of using weighted average common shares outstanding	(0.1)	0.4
Weighted average basic common shares outstanding	402.3	401.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.6	1.8
Weighted average diluted common shares outstanding	403.9	403.5
Potentially issuable shares	4.6	4.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.5	1.6

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

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs.

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

As of March 31, 2025, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $9 million higher than the $219 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2025. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2025, we had been notified by the government that we are a PRP in connection with 74 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own were initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. MIMC and IPC have continued to work on a remedial design to support the EPA’s proposed remedy; however, in the first quarter of 2024, the EPA publicly issued a letter alleging that the remedial design had serious deficiencies. MIMC and IPC engaged with the EPA throughout the year, and in November 2024, MIMC and IPC publicly issued a proposed revised full remedial design to address the EPA’s comments. Due to increases in the estimated costs of the remedy to address the EPA’s comments, in the fourth quarter of 2024 we recorded an additional $13 million liability for MIMC’s estimated potential share of such costs. As a result, the recorded liability as of March 31, 2025 and December 31, 2024 was approximately $97 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. Other than the matter discussed below involving Stericycle’s divested Domestic Environmental Solutions business, we are not aware of any matters in the first quarter of 2025 that are required to be disclosed pursuant to this standard.

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

Stericycle entered into a deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a cease-and-desist order with the SEC in 2022 relating to Stericycle’s compliance with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws with respect to now-divested operations in Latin America. The DPA and cease-and-desist order required Stericycle to engage an independent compliance monitor for two years, which Stericycle satisfied. Additionally, the DPA required Stericycle to self-report any potential violations of the anti-corruption laws through November 2025. In April 2025, the DOJ filed, and the court granted, a motion for early termination of the DPA, and the deferred charges against Stericycle have been dismissed with prejudice. This matter did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Stericycle has been cooperating with an investigation by the office of the U.S. Attorney for the Southern District of New York (“SDNY”) and the EPA into Stericycle’s historical compliance with federal environmental statutes, including the Resource Conservation and Recovery Act, in connection with the collection, transportation and disposal of hazardous waste by Stericycle’s Domestic Environmental Solutions business unit that was divested in 2020. Stericycle previously disclosed that it made an accrual in respect of this matter of approximately $10 million. In January 2025, the parties agreed on settlement terms for this matter, which are within Stericycle’s prior accrual. On January 17, 2025, the U.S. Attorney filed a complaint in the U.S. District Court for the SDNY, and on the same day, announced the settlement agreement with Stericycle. The settlement received court approval, and this matter is fully resolved. The settlement did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stericycle’s historical operation and ownership of the ESOL Retail Controlled Substances Business from 2015 through 2020. While the ultimate disposition of this matter remains uncertain, we do not currently believe that it will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff has been appointed and an amended complaint was filed in January 2023. The amended complaint seeks damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act of 1934, as amended based on alleged misrepresentations and omissions concerning the time for completion of our acquisition of Advanced Disposal. The court certified a class on March 31, 2025. The case is currently in the discovery phase, and we intend to vigorously defend against this pending suit. We believe any potential recovery by the plaintiffs, in excess of applicable deductibles, will be covered by insurance, and we do not believe that the eventual outcome of this suit will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of March 31, 2025 and December 31, 2024, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)

2025
Collection and Disposal:
East Tier	$2,140	$558	$2,698	$1,696	$90	$—	$251	$661	$197
West Tier	2,082	506	2,588	1,613	86	—	219	670	222
Other Ancillary	700	52	752	718	30	—	7	(3)	17
Collection and Disposal(d)(e)	4,922	1,116	6,038	4,027	206	—	477	1,328	436
Recycling Processing and Sales(d)	384	81	465	388	15	5	39	18	38
WM Renewable Energy(e)	91	1	92	55	3	—	15	19	122
WM Healthcare Solutions	619	8	627	386	156	9	101	(25)	34
Corporate and Other(e)	2	8	10	—	312	1	24	(327)	11
Total	$6,018	$1,214	$7,232	$4,856	$692	$15	$656	$1,013	$641

Intercompany Elimination			(1,214)	(1,209)	(5)	—	—	—
Net			6,018	3,647	687	15	656	1,013

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)

2024
Collection and Disposal:
East Tier	$2,081	$527	$2,608	$1,624	$89	$—	$241	$654	$176
West Tier	1,993	487	2,480	1,558	91	—	204	627	201
Other Ancillary	642	44	686	656	29	(2)	5	(2)	12
Collection and Disposal(d)(e)	4,716	1,058	5,774	3,838	209	(2)	450	1,279	389
Recycling Processing and Sales(d)	368	68	436	374	14	—	29	19	87
WM Renewable Energy(e)	69	1	70	39	2	—	8	21	91
Corporate and Other(e)	6	5	11	16	271	—	27	(303)	(14)
Total	$5,159	$1,132	$6,291	$4,267	$496	$(2)	$514	$1,016	$553

Intercompany Elimination			(1,132)	(1,127)	(5)	—	—	—
Net			5,159	3,140	491	(2)	514	1,016
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(c)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid.
(d)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the three months ended March 31, 2025 and 2024 are $20 million and $22 million, respectively.
(e)	WM Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal and Corporate and Other businesses for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the three months ended March 31, 2025 and 2024 are $14 million and $10 million, respectively. Prior to the fourth quarter of 2024, amounts related to intercompany royalty payments were adjusted through income from operations. Prior periods have been recast to conform to current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.

Total assets by reportable segment are presented in the table below as follows (in millions):

	March 31,	December 31,
	2025	2024
Collection and Disposal:
East Tier	$15,242	$15,328
West Tier	11,780	11,786
Other Ancillary	790	779
Collection and Disposal	27,812	27,893
Recycling Processing and Sales	2,761	2,686
WM Renewable Energy	1,674	1,544
WM Healthcare Solutions	9,260	9,406
Corporate and Other	3,848	3,785
Elimination of intercompany investments and advances	(869)	(747)
Total assets, per Condensed Consolidated Balance Sheet	$44,486	$44,567

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues

2025
Commercial	$1,380	$214	$1,594
Industrial	741	199	940
Residential	872	22	894
Other collection	753	72	825
Total collection	3,746	507	4,253
Landfill	840	353	1,193
Transfer	336	256	592
Total Collection and Disposal	4,922	1,116	6,038
Recycling Processing and Sales	384	81	465
WM Renewable Energy	91	1	92
WM Healthcare Solutions	619	8	627
Corporate and Other	2	8	10
Total	$6,018	$1,214	$7,232

2024
Commercial	$1,316	$185	$1,501
Industrial	747	187	934
Residential	854	22	876
Other collection	698	53	751
Total collection	3,615	447	4,062
Landfill	792	360	1,152
Transfer	309	251	560
Total Collection and Disposal	4,716	1,058	5,774
Recycling Processing and Sales	368	68	436
WM Renewable Energy	69	1	70
Corporate and Other	6	5	11
Total	$5,159	$1,132	$6,291

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

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

8.   Acquisitions and Divestitures

Acquisitions

Stericycle Acquisition

On June 3, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion (net of cash acquired) when including the assumption of $0.5 billion of debt and the repayment of approximately $0.8 billion of net debt. The acquisition expands our offerings in the U.S., Canada and parts of Western Europe by providing regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. The transaction closed on November 4, 2024 and was funded using borrowings under a term credit agreement, commercial paper program and available cash on hand. Shortly thereafter, we repaid all outstanding borrowings under the term credit agreement with net proceeds from our November 2024 issuance of $5.2 billion of senior notes.

Our consolidated financial statements have not been retroactively restated to include Stericycle’s historical financial position or results of operations. The acquisition is accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We are in the process of valuing all of the assets and liabilities acquired in the acquisition and until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation.

Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to (i) finalizing the review and valuation of trade names, permits, customer relationships and certain property plant and equipment and other intangibles (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable and amortizable assets and (ii) finalizing the review and valuation of accounts receivable, accrued expenses, contingent liabilities, deferred taxes and goodwill (including key assumptions, inputs and estimates).

Goodwill of $3.7 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized and from synergies of the combination. During the first quarter of 2025, we finalized the determination of our reporting units related to the Stericycle acquisition and allocated the goodwill balance to two reporting units within our WM Healthcare Solutions segment using a relative fair value allocation method. Substantially all of the goodwill is not deductible for income tax purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the preliminary purchase price allocation as of the date acquired and adjustments to March 31, 2025 (in millions):

	November 4, 2024	Adjustments	March 31, 2025
Cash and cash equivalents	$198	$—	$198
Accounts and other receivables	506	(14)	492
Parts and supplies	19	—	19
Other current assets	64	(1)	63
Assets held for sale (a)	125	(3)	122
Property and equipment	782	(1)	781
Goodwill	3,633	72	3,705
Other intangible assets	3,536	(68)	3,468
Other assets	619	—	619
Accounts payable	(186)	3	(183)
Accrued liabilities	(336)	(17)	(353)
Deferred revenues	(77)	—	(77)
Current portion of long-term debt	(5)	—	(5)
Liabilities held for sale (a)	(35)	—	(35)
Long-term debt, less current portion	(510)	—	(510)
Deferred income taxes	(884)	25	(859)
Other liabilities	(542)	—	(542)
Total purchase price	$6,907	$(4)	$6,903
(a)	Represents Stericycle’s Spain and Portugal subsidiaries. See “Divestitures” below for additional information.

The preliminary allocation of $3,468 million for other intangible assets includes $2,279 million for customer relationships with a weighted average amortization period of 15 years, $610 million for indefinite lived trade names, $319 million for indefinite lived permits, $114 million for finite lived trade names with a weighted average amortization period of 2.9 years, $141 million for ERP software with a weighted average amortization period of 4.7 years and $5 million for developed technology with an amortization period of 17 years.

Divestitures

On January 2, 2025, we completed the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested subsidiaries, no gain or loss was recognized.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2024	$44	$15	$(179)	$5	$(115)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4, $1, $0 and $0, respectively	11	2	17	—	30
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	—	(2)
Net current period other comprehensive income (loss)	9	2	17	—	28
Balance, March 31, 2025	$53	$17	$(162)	$5	$(87)

10.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

There were no common stock repurchases during the first quarter of 2025. As a result of the Stericycle acquisition, the Company has temporarily suspended share repurchases. We expect to resume share repurchase once the Company’s leverage returns to targeted levels.

11.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2025	2024
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$68	$56
Equity securities	73	70
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	544	445
Total assets measured at fair value	$685	$571
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

Fair Value of Debt

As of March 31, 2025 and December 31, 2024, the carrying value of our debt was $23.8 billion and $23.9 billion, respectively. The estimated fair value of our debt was approximately $23.2 billion and $22.9 billion as of March 31, 2025 and December 31, 2024, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2025 and December 31, 2024. These amounts have not been revalued since those dates and current estimates of fair value could differ significantly from the amounts presented.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Stericycle.

12.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $684 million and $707 million as of March 31, 2025 and December 31, 2024, respectively. The debt balance related to our investments in low-income housing properties was $655 million and $670 million as of March 31, 2025 and December 31, 2024, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $111 million at March 31, 2025 and December 31, 2024.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $131 million and $128 million as of March 31, 2025 and December 31, 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinions, views or beliefs about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions, including our ability to integrate the acquisition of Stericycle and achieve the anticipated benefits therefrom, including synergies; legal, regulatory and other matters that may affect the costs and timing of our ability to integrate and deliver all of the expected benefits of the Stericycle acquisition; failure to maintain an effective system of internal control over financial reporting; existing or new environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; exposure to different regulatory, legal, financial and economic conditions in international jurisdictions; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations and incentives; focus on and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions and tariffs; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; changing conditions in the healthcare industry; weakness in general economic conditions and capital markets; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; inability to adapt and manage the benefits and risks of artificial intelligence; negative outcomes of litigation or governmental proceedings, including those acquired through transactions; and operational or management decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) WM Renewable Energy and (v) WM Healthcare Solutions. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

Stericycle Acquisition

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle, Inc., a provider of regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. The post-closing operating results of Stericycle have been included in our Condensed Consolidated Financial Statements as a new reportable segment referred to as WM Healthcare Solutions. During the first quarter of 2025, we prioritized maintaining service delivery continuity for our customers, ensuring business alignment with WM’s core values and capturing preliminary synergies through reduction of duplicative processes and costs. Additional integration efforts focused on optimizing processes through technological enhancements, establishing a performance management approach aimed at accountability and improving utilization and optimization of the asset portfolio.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customers will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant investments in our WM Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. In addition, with our acquisition of Stericycle, we have advanced our growth strategy and built upon our sustainability initiatives. The acquisition provides a complementary business platform in regulated waste and compliance services involving medical waste, a sector with attractive near- and long-term growth dynamics and in secure information destruction services to further our leading suite of comprehensive waste and environmental solutions. Furthermore, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing regulated waste and compliance services and secure information destruction and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2024 Sustainability Report providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We believe the Company’s industry-leading asset network and strategic focus on investing in our people and our digital platform will give the Company the necessary tools to address the evolving challenges impacting the Company and our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we remain focused on our automation and optimization investments to enhance our operational efficiency and change the way we interact with our customers. Advancements made through these initiatives are intended to seamlessly and digitally connect all enterprise functions required to service customers and provide the best experience. We have made significant progress in executing this technology enablement strategy to automate and optimize certain elements of our service delivery model. The key benefits are reduced labor dependency for certain high-turnover positions, particularly in customer experience, recycling and residential collection, while further elevating our customer self-service through digitalization and implementation of technologies to enhance the safety, reliability and efficiency within our collection operations.

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. During the first quarter, we experienced moderate decreases in the market price for recycled commodities when compared to the prior year period. The impacts of commodity price fluctuations are not currently material to our WM Renewable Energy segment; however, as we continue to make investments to grow that segment, we may experience more significant impacts from fluctuations in the prices of electricity, natural gas, RINs and RECs. We continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.

Variability in economic conditions, including inflation, interest rates, employment trends and supply chain reliability, can create risk and uncertainty in financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. We remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve our customers.

Current Quarter Financial Results

During the first quarter of 2025, we continued to focus on our priorities to advance our strategy – enhancing employee engagement, permanently reducing our cost to serve our customers through the use of technology and automation, investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments and integrating the Stericycle business. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. As part of the integration of Stericycle, which constitutes our new WM Healthcare Solutions segment, we achieved synergies by reducing costs of duplicative business processes, focused on service delivery for our customers and aligned team members and business processes with WM’s core values.

Key elements of our financial results for the first quarter include:

●	Revenues were $6,018 million compared with $5,159 million in the prior year period, an increase of $859 million, or 16.7%. The increase is primarily attributable to (i) the acquisition of Stericycle; (ii) higher yield in our Collection and Disposal businesses; (iii) tuck-in collection and disposal acquisitions and (iv) higher volumes in our landfill, recycling and WM Renewable Energy businesses, which were partially offset by lower industrial and residential collection volumes;
●	Operating expenses were $3,647 million, or 60.6% of revenues, compared with $3,140 million, or 60.9% of revenues, in the prior year period. The $507 million increase is primarily attributable to (i) the impact of our recent acquisitions and (ii) inflationary impacts. These increases were offset in part by (i) lower industrial and residential collection volumes and (ii) improved operating efficiency and cost control initiatives in our Collection and Disposal businesses;
●	Selling, general and administrative expenses were $687 million, or 11.4% of revenues, compared with $491 million, or 9.5% of revenues, in the prior year period. The $196 million increase is primarily attributable to (i) the impact of our Stericycle acquisition and related integration costs and (ii) increased labor costs due to higher annual long-term incentive compensation costs and annual wage increases for our employees;
●	Income from operations was $1,013 million, or 16.8% of revenues, compared with $1,016 million, or 19.7% of revenues, in the prior year period. We achieved $49 million of growth in income from operations of the Collection and Disposal businesses, but that growth was more than offset by an increase in our Corporate and Other costs, which can largely be attributed to Stericycle acquisition and integration costs, and an increase in depreciation and amortization as a result of the Stericycle acquisition;
●	Net income attributable to Waste Management, Inc. was $637 million, or $1.58 per diluted share, compared with $708 million, or $1.75 per diluted share, in the prior year period. Net income decreased $71 million primarily due to an increase in interest expense as a result of additional debt incurred to fund our acquisition of Stericycle and to a lesser extent a decrease in income from operations, discussed above. These decreases were partially offset by a reduction in income tax expense of $11 million, or $0.03 per diluted share.
●	Net cash provided by operating activities was $1,208 million compared with $1,367 million in the prior year period, with the decrease driven by (i) higher cash interest primarily due to additional debt incurred to fund our acquisition of Stericycle; (ii) unfavorable changes in working capital, net of effects of acquisitions and divestitures and (iii) higher annual incentive compensation payments. This decrease was partially offset by higher earnings across all segments, including the contributions from our recent acquisitions.
●	Free cash flow was $475 million compared with $714 million in the prior year period. The decrease in free cash flow is attributable to the decrease in net cash provided by operating activities discussed above as well as an increase in capital spending, which was driven by (i) investments in capital assets such as trucks, landfills and equipment and (ii) capital expenditures within our WM Healthcare Solutions segment to support the business. These decreases were partially offset by proceeds from the divestiture of non-strategic assets and businesses. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the three months ended March 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues

2025
Commercial	$1,380	$214	$1,594
Industrial	741	199	940
Residential	872	22	894
Other collection	753	72	825
Total collection	3,746	507	4,253
Landfill	840	353	1,193
Transfer	336	256	592
Total Collection and Disposal	4,922	1,116	6,038
Recycling Processing and Sales	384	81	465
WM Renewable Energy	91	1	92
WM Healthcare Solutions	619	8	627
Corporate and Other	2	8	10
Total	$6,018	$1,214	$7,232

2024
Commercial	$1,316	$185	$1,501
Industrial	747	187	934
Residential	854	22	876
Other collection	698	53	751
Total collection	3,615	447	4,062
Landfill	792	360	1,152
Transfer	309	251	560
Total Collection and Disposal	4,716	1,058	5,774
Recycling Processing and Sales	368	68	436
WM Renewable Energy	69	1	70
Corporate and Other	6	5	11
Total	$5,159	$1,132	$6,291

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$178	4.0%
Recycling Processing and Sales and WM Renewable Energy (c)	1	0.1
Energy surcharge and mandated fees	(2)	(0.9)
Total average yield (d)			$177	3.4%
Volume (e)			4	0.1
Internal revenue growth			181	3.5
Acquisitions			694	13.5
Divestitures			(4)	(0.1)
Foreign currency translation			(12)	(0.2)
Total			$859	16.7%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the changes in our revenues attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.

The following provides further details about our period-to-period change in revenues:

Average Yield

Collection and Disposal Average Yield — This measure reflects the effect on our revenues from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from Collection and Disposal average yield includes not only base rate changes and environmental and service fee fluctuations, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers.

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2025 vs. 2024
		As a % of
		Related
	Amount	Business
Commercial	$79	5.8%
Industrial	27	3.2
Residential	43	5.2
Total collection	149	4.7
Landfill	12	1.6
Transfer	17	5.7
Total Collection and Disposal	$178	4.0%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste landfills, which achieved average yield of 4.0% for the first quarter of 2025.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $7 million in the first quarter of 2025 as compared with the prior year period. This decline was driven by 10% lower average market prices in our brokerage business compared with the prior year, partially offset by 5% higher average market prices for our single-stream recycled commodities. In addition, revenues attributable to yield in our WM Renewable Energy segment increased $8 million as compared with the prior year period, primarily driven by an increase in electricity and natural gas prices due in part to extreme winter weather in the current quarter, which was partially offset by lower RINs pricing. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees decreased $2 million for the first quarter of 2025 as compared with the prior year period. Our energy surcharge revenues declined $9 million primarily due to a decline in the market prices for diesel fuel of approximately 8.5% in the first quarter of 2025 as compared with the prior year period. This decline was partially offset by a $7 million increase in our mandated fees primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations, particularly in our West Tier.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $4 million for the first quarter of 2025 as compared with the prior year period. Special waste volume in our West Tier was favorably impacted by the wildfires clean-up activities that began in the first quarter of 2025. Additionally, volumes increased in both our Recycling Processing and Sales and WM Renewable Energy segments primarily due to contributions from growth projects. These volume increases were largely offset by declines in industrial and residential collection volume as well as the impacts of one fewer workday and extreme winter weather in the current quarter. Industrial collection volume declined primarily due to lower contributions from temporary business and residential collection volume declined largely due to our intentional shedding of lower-margin business.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $690 million, or 13.4%, in the first quarter of 2025 as compared with the prior year. This increase was primarily due to our acquisition of Stericycle in November 2024. The remaining increase was related to our ongoing investment in tuck-in collection and disposal businesses.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2025		2024
Labor and related benefits	$1,074	17.8%	$893	17.3%
Transfer and disposal costs	332	5.5	315	6.1
Maintenance and repairs	549	9.1	489	9.5
Subcontractor costs	600	10.0	536	10.4
Cost of goods sold	236	3.9	228	4.4
Fuel	131	2.2	112	2.2
Disposal and franchise fees and taxes	181	3.0	172	3.3
Landfill operating costs	124	2.1	129	2.5
Risk management	116	1.9	77	1.5
Other	304	5.1	189	3.7
	$3,647	60.6%	$3,140	60.9%

Our operating expenses for the three months ended March 31, 2025 increased as compared with the three months ended March 31, 2024, primarily due to (i) our recent acquisitions and (ii) moderate inflationary pressures. These increases were offset, in part, by (i) lower residential and industrial volumes attributable, in part, to intentional shedding of lower margin residential contracts, industrial economic softness and one less workday as compared with the first quarter of 2024 and (ii) continued operating efficiency and cost control initiatives in our Collection and Disposal businesses. Although our operating expenses increased overall, efficiency gains, improved turnover and momentum in truck deliveries combined with the benefit of price increases positioned us to reduce our operating expenses as a percentage of revenue when compared with the prior year period.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) the addition of employees as a result of our recent acquisitions and (ii) annual employee wage increases. The increase was offset, in part, by residential collection efficiency improvements, improved driver retention and conversion to automated side-load routes.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to additional disposal costs attributable to our recent acquisitions and inflationary cost pressures, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers. These increases were offset, in part, by decreases in residential and industrial collection volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) additional costs incurred as a part of our recent acquisitions; (ii) inflation in parts, supplies and third-party services and (iii) annual employee wage increases. These increases were offset, in part, by new truck deliveries, which lowered average fleet age and reduced demand for third-party services, parts and supplies.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) additional costs incurred as a part of our recent acquisitions and (ii) continued inflationary cost pressures, particularly labor costs from third-party haulers. These increases were offset, in part, by the impact of lower fuel prices on third-party subcontracted hauling and services as compared with the three months ended March 31, 2024.

Cost of Goods Sold — The increase in cost of goods sold was primarily driven by (i) additional pipeline costs attributable to new RNG facilities brought on-line since the first quarter of 2024 and (ii) a 5% increase in recycled commodity prices compared to the prior year period.

Fuel — The increase in fuel costs was primarily due to (i) our recent acquisitions and (ii) the expiration of the federal alternative fuel tax credit on December 31, 2024. These increases were offset, in part, by an 8.5% decrease in market prices for diesel fuel.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by increased landfill volumes in our West Tier.

Landfill Operating Costs — The decrease in landfill operating costs was primarily due to certain adjustments to increase our environmental remediation reserve during the first quarter of 2024.

Risk Management — Risk management costs increased primarily due (i) additional claims and premiums attributable to our recent acquisitions and (ii) increases in claims costs due to negative claim development from prior accident years.

Other — Other operating cost increases were primarily due to (i) additional expenses attributable to our recent acquisitions and, to a much lesser extent, (ii) increased utility costs largely attributable new RNG plants brought on-line since the first quarter of 2024 and increased power prices.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2025		2024
Labor and related benefits	$427	7.1%	$321	6.2%
Professional fees	92	1.5	47	0.9
Provision for bad debts	19	0.3	10	0.2
Other	149	2.5	113	2.2
	$687	11.4%	$491	9.5%

Selling, general and administrative expenses have increased primarily due to higher labor costs from acquisitions as well as consulting costs incurred to support the integration of Stericycle.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) our recent acquisitions, particularly Stericycle; (ii) higher long-term incentive compensation costs; (iii) increased headcount and (iv) annual employee wage increases.

Professional Fees —The increase in professional fees was primarily attributable to our acquisition of Stericycle, including integration, business optimization and system development costs.

Provision for Bad Debts —The increase in provision for bad debts was primarily attributable to our Stericycle acquisition.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2025		2024
Depreciation of tangible property and equipment	$371	6.2%	$308	6.0%
Depletion of landfill airspace	183	3.0	176	3.4
Amortization of intangible assets	102	1.7	30	0.6
	$656	10.9%	$514	10.0%

The increase in depreciation of tangible property and equipment during the first quarter of 2025, as compared with the first quarter of 2024, was driven by (i) our recent acquisitions and (ii) investments in capital assets such as trucks, landfills and equipment. The increase in depletion of landfill airspace was driven by volume increases, particularly at sites within our West Tier. The increase in amortization of intangible assets during the first quarter of 2025, as compared with the first quarter of 2024, was primarily driven by the amortization of customer relationships and other intangibles acquired as part of the Stericycle acquisition.

Restructuring

The increase in restructuring during the first quarter of 2025, as compared with the first quarter of 2024, was primarily driven by employee costs related to our acquisition of Stericycle.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2025	2024	Change
Collection and Disposal:
East Tier	$661	$654	$7	1.1%
West Tier	670	627	43	6.9
Other Ancillary	(3)	(2)	(1)	*
Collection and Disposal	1,328	1,279	49	3.8
Recycling Processing and Sales	18	19	(1)	(5.3)
WM Renewable Energy	19	21	(2)	(9.5)
WM Healthcare Solutions	(25)	—	(25)	*
Corporate and Other	(327)	(303)	(24)	7.9
Total	$1,013	$1,016	$(3)	(0.3)%
Percentage of revenues	16.8%	19.7%

* Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the first quarter of 2025, as compared with the prior year period, are summarized below:

Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to (i) revenue growth from price increases, which translate into increased yield or average unit price; (ii) special waste volume in our West Tier, which was favorably impacted by the wildfire clean-up activities and (iii) actions to improve the efficiency and operating costs incurred to serve our customers. These increases were partially offset by a decline in industrial collection volumes primarily due to lower contributions from temporary business.

Recycling Processing and Sales — Income from operations in Recycling Processing and Sales was essentially flat year over year. While certain costs attributable to maintenance and repairs and lease termination increased, we benefitted from the automation of our recycling facilities as well as investments in new facilities and improvements in commodity pricing.

WM Renewable Energy — The decrease in income from operations in WM Renewable Energy was primarily due to the value and quantity of RINs sold partially offset by an increase in energy prices related to extreme winter weather.

WM Healthcare Solutions – Our WM Healthcare Solutions segment generated a loss of $25 million during the three months ended March 31, 2025, which was largely attributable to (i) depreciation and amortization expenses and (ii) integration related expenses. There was no activity for this segment during the first quarter of 2024, as Stericycle was acquired in November 2024.

Corporate and Other — The decrease in income from operations was primarily driven by (i) integration related consulting fees in connection with our recent Stericycle acquisition and (ii) an increase in risk management expenses as referenced in Operating Expenses above.

Interest Expense, Net

Our interest expense, net was $232 million and $130 million during the three months ended March 31, 2025 and 2024, respectively. The increase is primarily related to an increase in our average debt balances to fund our November 2024 acquisition of Stericycle.

Income Tax Expense

Our income tax expense and effective income tax rates were $151 million, or 19.2%, and $162 million, or 18.6%, for the three months ended March 31, 2025 and 2024, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA concerning investment tax credits are expected to generate a cumulative benefit ranging from $300 million to $400 million, $145 million of which was recognized in 2023 and 2024 with the remainder anticipated to be realized in 2025 and 2026. The expected benefit from the investment tax credit for 2025 and 2026 is dependent on a number of estimates and assumptions, including the timing of project completion. Additionally, we expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, could result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, allows for payment of our dividends, investment in the business through capital expenditures and tuck-in acquisitions and funding of strategic sustainability growth investments. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. The Company believes that its investment grade credit ratings, diverse investor base, large value of unencumbered assets and modest leverage enable it to obtain adequate financing, and refinance upcoming maturities, as necessary to meet its ongoing capital, operating, strategic and other liquidity requirements. We also have the ability to manage liquidity during periods of significant financial market disruption through temporary modification of our capital expenditure and share repurchase plans.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$216	$414
Restricted funds:
Insurance reserves	$519	$385
Final capping, closure, post-closure and environmental remediation funds	131	128
Other	4	—
Total restricted funds (a)	$654	$513
Debt:
Current portion	$954	$1,359
Long-term portion	22,883	22,541
Total debt	$23,837	$23,900
(a)	As of March 31, 2025 and December 31, 2024, $100 million of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of March 31, 2025, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.3 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 0.75% senior notes that mature in November 2025 and (iv) $454 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax exempt bonds. As of March 31, 2025, we have classified $2.8 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $954 million of debt maturing in the next 12 months is classified as current obligations.

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

	March 31, 2025	December 31, 2024
Balance Sheet Information:
Current assets	$24	$15
Noncurrent assets	14	14
Current liabilities	877	1,367
Noncurrent liabilities:
Advances due to affiliates	15,909	15,328
Other noncurrent liabilities	20,464	20,140

Three Months Ended
March 31, 2025
Income Statement Information:
Revenue	$—
Operating income	(230)
Net loss	(170)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2025	2024
Net cash provided by operating activities	$1,208	$1,367
Net cash used in investing activities	$(829)	$(755)
Net cash used in financing activities	$(536)	$(737)

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $159 million for the three months ended March 31, 2025, as compared with the prior year period, driven by (i) higher cash interest due to additional debt incurred to fund our acquisition of Stericycle; (ii) unfavorable changes in working capital, net of effects of acquisitions and divestitures and (iii) higher annual incentive compensation payments. This decrease was partially offset by higher earnings in all of our segments, including the contributions from our recent acquisitions.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2025 and 2024 are summarized below:

●	Capital Expenditures — We used $831 million and $668 million for capital expenditures during the three months ended March 31, 2025 and 2024, respectively. The increase in capital spending is primarily driven by (i) investments in capital assets such as trucks, landfills and equipment and (ii) capital expenditures within our WM Healthcare Solutions segment to support the business.
●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested were $98 million and $15 million for the three months ended March 31, 2025 and 2024, respectively. Proceeds in 2025 primarily related to the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. The remaining 2025 and 2024 proceeds were from the sale of certain non-strategic assets.

●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2025 and 2024, we used $92 million and $90 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2025 and 2024 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the three months ended March 31 (in millions):

	2025	2024
Borrowings:
Commercial paper	$4,993	$4,412
	$4,993	$4,412
Repayments:
Commercial paper	$(4,708)	$(4,528)
Senior notes	(422)	—
Other debt	(33)	(42)
	$(5,163)	$(4,570)
Net cash borrowings (repayments)	$(170)	$(158)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the three months ended March 31, 2024, we used $250 million to repurchase shares of our common stock under accelerated share repurchase agreements. In the fourth quarter of 2024, we announced our temporary suspension of share repurchase activity as a result of the acquisition of Stericycle. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be about 18 months after the November 2024 acquisition of Stericycle.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $336 million and $307 million during the three months ended March 31, 2025 and 2024, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.75 in 2024 to $0.825 in 2025.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31, 2025 and 2024 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	2025	2024
Net cash provided by operating activities	$1,208	$1,367
Capital expenditures to support the business	(703)	(502)
Capital expenditures - sustainability growth investments (a)	(128)	(166)
Total capital expenditures	(831)	(668)
Proceeds from divestitures of businesses and other assets, net of cash divested	98	15
Free cash flow	$475	$714

(a)

These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Inflation

Variability in economic conditions, including inflation, interest rates, employment trends and supply chain reliability, can create risk and uncertainty in financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2025 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2025. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On February 25, 2025, Mr. Rafael E. Carrasco, Senior Vice President — Enterprise Strategy and President — WM Healthcare Solutions, adopted a stock trading plan (the “Carrasco Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Carrasco Plan will commence on May 27, 2025 and will automatically terminate on the earlier of May 22, 2026 and the completion of all the contemplated transactions set forth therein. The Carrasco Plan provides for the potential cashless exercise of three vested stock option awards totaling 5,792 stock options, upon our common stock reaching specified market prices, pursuant to which shares of common stock will be sold to cover the option exercise price, tax obligations, commissions and fees. The Carrasco Plan then provides instructions to sell 50% of the shares of common stock resulting from each cashless option exercise after settlement and Mr. Carrasco will continue to hold the remaining 50% of the shares.

On February 27, 2025, James C. Fish, Jr., President, Chief Executive Officer and member of our Board of Directors, adopted a written net share settlement plan (the “Fish Plan”). The Fish Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fish Plan provided that upon (i) the vesting of 22,063 and 19,805 stock options on March 1, 2025 and March 7, 2025, respectively and (ii) our common stock reaching a specified market price on or before March 7, 2025, the Company would exercise the options and withhold shares of common stock necessary to cover the option exercise price and tax obligations. The options were automatically exercised pursuant to the terms of the Fish Plan and all remaining shares of common stock resulting from the option exercises after the net share settlement process were delivered to Mr. Fish.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2025 Long Term Incentive Compensation PSU Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 28, 2025].

10.2	Form of 2025 Long Term Incentive Compensation Stock Option Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 28, 2025].

10.3	Form of 2025 Executive Officer Annual Incentive Award Agreement [Incorporated by reference to Exhibit 10.3 to Form 8-K filed February 28, 2025].

10.4*	Form of 2025 Long Term Incentive Compensation RSU Award Agreement.

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: April 29, 2025