Form 10-Q
period 2025-06-30
WASTE MANAGEMENT INC
filed 2025-07-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2025 was 402,830,315 (excluding treasury shares of 227,452,146).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$440	$414
Accounts receivable, net of allowance for doubtful accounts of $187 and $165, respectively	3,407	3,272
Other receivables, net of allowance for doubtful accounts of $3 and $4, respectively	524	415
Parts and supplies	224	206
Other current assets	389	467
Total current assets	4,984	4,774
Property and equipment, net of accumulated depreciation and depletion of $24,477 and $23,777 respectively	19,963	19,340
Goodwill	13,886	13,438
Other intangible assets, net	3,964	4,188
Restricted funds	553	413
Investments in unconsolidated entities	810	846
Other long-term assets	1,562	1,568
Total assets	$45,722	$44,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,025	$2,046
Accrued liabilities	2,138	2,180
Deferred revenues	689	673
Current portion of long-term debt	964	1,359
Total current liabilities	5,816	6,258
Long-term debt, less current portion	23,056	22,541
Deferred income taxes	2,865	2,815
Landfill and environmental remediation liabilities	3,086	3,048
Other long-term liabilities	1,697	1,651
Total liabilities	36,520	36,313
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,566	5,496
Retained earnings	16,553	15,858
Accumulated other comprehensive income (loss)	9	(115)
Treasury stock at cost, 227,680,075 and 228,788,284 shares, respectively	(12,933)	(12,993)
Total Waste Management, Inc. stockholders’ equity	9,201	8,252
Noncontrolling interests	1	2
Total equity	9,202	8,254
Total liabilities and equity	$45,722	$44,567

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenues	$6,430	$5,402	$12,448	$10,561
Costs and expenses:
Operating	3,839	3,291	7,486	6,431
Selling, general and administrative	696	501	1,383	992
Depreciation, depletion and amortization	708	543	1,364	1,057
Restructuring	12	—	25	—
(Gain) loss from divestitures, asset impairments and unusual items, net	24	58	26	56
	5,279	4,393	10,284	8,536
Income from operations	1,151	1,009	2,164	2,025
Other income (expense):
Interest expense, net	(232)	(136)	(464)	(266)
Equity in net income (loss) of unconsolidated entities	2	22	7	3
Other, net	7	(1)	9	1
	(223)	(115)	(448)	(262)
Income before income taxes	928	894	1,716	1,763
Income tax expense	201	214	352	376
Consolidated net income	727	680	1,364	1,387
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	(1)
Net income attributable to Waste Management, Inc.	$726	$680	$1,363	$1,388
Basic earnings per common share	$1.80	$1.70	$3.39	$3.46
Diluted earnings per common share	$1.80	$1.69	$3.37	$3.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net income	$727	$680	$1,364	$1,387
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(10)	(1)	(1)	(1)
Available-for-sale securities, net	6	(1)	8	—
Foreign currency translation adjustments	100	(10)	117	(34)
Post-retirement benefit obligations, net	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	96	(13)	124	(36)
Comprehensive income	823	667	1,488	1,351
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1	(1)
Comprehensive income attributable to Waste Management, Inc.	$822	$667	$1,487	$1,352

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$1,364	$1,387
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,364	1,057
Deferred income tax expense (benefit)	79	14
Interest accretion on landfill and environmental remediation liabilities	71	66
Provision for bad debts	43	26
Equity-based compensation expense	92	57
Net gain on disposal of assets	(12)	(50)
(Gain) loss from divestitures, asset impairments and other, net	26	56
Equity in net (income) loss of unconsolidated entities, net of dividends	(7)	(3)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(323)	(127)
Other current assets	(52)	(30)
Other assets	141	63
Accounts payable and accrued liabilities	42	85
Deferred revenues and other liabilities	(75)	(80)
Net cash provided by operating activities	2,753	2,521
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(366)	(243)
Capital expenditures	(1,563)	(1,335)
Proceeds from divestitures of businesses and other assets, net of cash divested	103	58
Other, net	(89)	(839)
Net cash used in investing activities	(1,915)	(2,359)
Cash flows from financing activities:
New borrowings	9,135	9,180
Debt repayments	(9,234)	(8,752)
Common stock repurchase program	—	(262)
Cash dividends	(669)	(608)
Exercise of common stock options	50	36
Tax payments associated with equity-based compensation transactions	(49)	(48)
Other, net	(14)	(10)
Net cash used in financing activities	(781)	(464)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	8	(4)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	65	(306)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	487	552
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$552	$246

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$440	$172
Restricted cash and cash equivalents included in other current assets	45	4
Restricted cash and cash equivalents included in restricted funds	67	70
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$552	$246

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2025
Balance, March 31, 2025	$8,651	630,282	$6	$5,515	$16,160	$(87)	(227,911)	$(12,944)	$1
Consolidated net income	727	—	—	—	726	—	—	—	1
Other comprehensive income (loss), net of tax	96	—	—	—	—	96	—	—	—
Cash dividends declared of $0.825 per common share	(333)	—	—	—	(333)	—	—	—	—
Equity-based compensation transactions, net	62	—	—	51	—	—	231	11	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1

2024
Balance, March 31, 2024	$7,078	630,282	$6	$5,352	$14,738	$(60)	(228,980)	$(12,954)	$(4)
Consolidated net income	680	—	—	—	680	—	—	—	—
Other comprehensive income (loss), net of tax	(13)	—	—	—	—	(13)	—	—	—
Cash dividends declared of $0.75 per common share	(301)	—	—	—	(301)	—	—	—	—
Equity-based compensation transactions, net	31	—	—	29	(1)	—	62	3	—
Common stock repurchase program	(12)	—	—	50	—	—	(266)	(62)	—
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Other, net	—	—	—	2	—	—	1	—	(2)
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	1,364	—	—	—	1,363	—	—	—	1
Other comprehensive income (loss), net of tax	124	—	—	—	—	124	—	—	—
Cash dividends declared of $1.65 per common share	(669)	—	—	—	(669)	—	—	—	—
Equity-based compensation transactions, net	131	—	—	70	1	—	1,107	60	—
Other, net	(2)	—	—	—	—	—	1	—	(2)
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1

2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	1,387	—	—	—	1,388	—	—	—	(1)
Other comprehensive income (loss), net of tax	(36)	—	—	—	—	(36)	—	—	—
Cash dividends declared of $1.50 per common share	(608)	—	—	—	(608)	—	—	—	—
Equity-based compensation transactions, net	82	—	—	17	2	—	1,137	63	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Other, net	7	—	—	5	—	—	1	—	2
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)

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

The Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, we had $224 million and $218 million, respectively, of deferred contract costs, of which $165 million and $154 million, respectively, were related to deferred sales incentives.

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2025			December 31, 2024
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$180	$55	$235	$177	$54	$231
Long-term	2,924	162	3,086	2,880	168	3,048
	$3,104	$217	$3,321	$3,057	$222	$3,279

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2025 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2024	$3,057	$222
Obligations incurred and capitalized	42	—
Obligations settled	(73)	(10)
Interest accretion	71	—
Revisions in estimates	—	5
Acquisitions, divestitures and other adjustments	7	—
June 30, 2025	$3,104	$217

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2025:

	June 30,	December 31,
	2025	2024
Commercial paper program (weighted average interest rate of 4.6% as of June 30, 2025 and 4.7% as of December 31, 2024)	$1,545	$1,250
Senior notes, maturing through 2054, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 4.2% as of June 30, 2025 and December 31, 2024)	17,998	18,419
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	367	348
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.70% to 4.60% (weighted average interest rate of 3.7% as of June 30, 2025 and December 31, 2024)	3,003	2,873
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.9% as of June 30, 2025 and December 31, 2024) (a)	1,277	1,189
Debt issuance costs, discounts and other	(170)	(179)
	24,020	23,900
Current portion of long-term debt	964	1,359
Long-term debt, less current portion	$23,056	$22,541
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of June 30, 2025, we had approximately $4.0 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.5 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 0.75% senior notes that mature in November 2025 and (iv) $464 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax-exempt bonds. As of June 30, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $964 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of June 30, 2025, we had no outstanding borrowings under this facility. We had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $224 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $1.8 billion as of June 30, 2025. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2025, we had $1.5 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of June 30, 2025, we had utilized $870 million of other uncommitted letter of credit lines with terms maturing through December 2028.

Debt Borrowings and Repayments

Commercial Paper Program — During the six months ended June 30, 2025, we had cash borrowings of $9.0 billion (net of related discount on issuance) which were used for general corporate purposes and cash repayments of $8.7 billion.

Senior Notes — During the six months ended June 30, 2025, we repaid $422 million of 3.125% senior notes upon maturity in March 2025.

Senior Notes Exchange Offer – On November 8, 2024, we issued approximately $485 million in aggregate principal amount of unregistered 3.875% Senior Notes due 2029 (the “Restricted Notes”) in a private offer (the “SRCL Exchange Offer”) pursuant to which such notes were exchanged for notes of Stericycle. We entered into a registration rights agreement (the “Registration Rights Agreement”) with the dealer managers of the SRCL Exchange Offer pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange the Restricted Notes for registered notes with terms that are substantially identical in all material respects to the Restricted Notes.

On June 25, 2025, we completed an offer to exchange the outstanding Restricted Notes for new notes registered pursuant to the Securities Act of 1933, as amended (the “Registered Notes”). The terms of the Registered Notes are substantially identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes will not be subject to restrictions on transfer. Approximately $483 million in aggregate principal amount of the Restricted Notes, or 99%, were tendered and accepted, and a like amount of new Registered Notes were issued. The debt exchange is accounted for as a modification of debt, as the financial terms of the Registered Notes do not differ from the Restricted Notes, and there is no substantial difference between the present value of cash flows under each respective set of notes.

Tax-Exempt Bonds — We issued $130 million of tax-exempt bonds in the three months ended June 30, 2025. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal and recycling facility construction and development.

4.    Income Taxes

Our effective income tax rate was 21.7% and 23.9% for the three months ended June 30, 2025 and 2024, respectively. The decrease in our effective income tax rate was primarily driven by the timing of amortization resulting from our investment in low-income housing investments and an increase in federal tax credits.

Our effective income tax rate was 20.5% and 21.3% for the six months ended June 30, 2025 and 2024, respectively. The decrease in our effective income tax rate was primarily driven by federal tax credits.

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

During the three and six months ended June 30, 2025, we recognized a reduction in our income tax expense of $43 million and $89 million, respectively, due to federal tax credits expected to be realized from our RNG investments compared with $37 million and $74 million, respectively, for the comparable prior year periods.

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

During the three and six months ended June 30, 2025, we recognized income tax expense of $25 million and $45 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense of $35 million and $62 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and six months ended June 30, 2025, we recognized interest expense of $8 million and $17 million, respectively, associated with our investments in low-income housing properties.

During the three and six months ended June 30, 2024, we recognized income tax expense of $37 million related to amortization under ASU 2023-02 and a reduction in our income tax expense of $22 million and $50 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and six months ended

June 30, 2024, we recognized interest expense of $5 million and $11 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share for the three and six months ended June 30 were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of common shares outstanding at end of period	402.6	401.1	402.6	401.1
Effect of using weighted average common shares outstanding	—	0.2	(0.1)	0.4
Weighted average basic common shares outstanding	402.6	401.3	402.5	401.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.7	1.9	1.5	1.8
Weighted average diluted common shares outstanding	404.3	403.2	404.0	403.3
Potentially issuable shares	4.3	4.9	4.3	4.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.9	1.2	1.2	1.3

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

As of June 30, 2025, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $9 million higher than the $217 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2025. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2025, we had been notified by the government that we are a PRP in connection with 74 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design. The EPA’s comments were received in April 2025, and MIMC and IPC provided responses to those comments later that month. Due to increases in the estimated costs of the remedy to address the EPA’s comments, in the fourth quarter of 2024 we recorded an additional $13 million liability for MIMC’s estimated potential share of such costs. The recorded liability as of June 30, 2025, and December 31, 2024, was approximately $96 and $97 million, respectively. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. We are not aware of any matters in the second quarter of 2025 that are required to be disclosed pursuant to this standard.

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff was appointed and an amended complaint was filed in January 2023. The amended complaint sought damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act of 1934, as amended, based on alleged misrepresentations and omissions concerning the anticipated time for completion of our acquisition of Advanced Disposal. In July 2025, the parties filed a motion for preliminary approval of a settlement that is now pending court approval. The proposed settlement will be covered by insurance, and we do not believe that the eventual outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of June 30, 2025 and December 31, 2024, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

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

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions):

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)
Three Months Ended June 30:
2025
Collection and Disposal:
East Tier	$2,292	$630	$2,922	$1,833	$88	$8	$272	$721	$360
West Tier	2,251	554	2,805	1,721	86	2	239	757	335
Other Ancillary	738	51	789	753	31	16	6	(17)	12
Collection and Disposal(d)(e)	5,281	1,235	6,516	4,307	205	26	517	1,461	707
Recycling Processing and Sales(d)	381	101	482	398	14	1	45	24	70
WM Renewable Energy(e)	115	—	115	59	3	—	15	38	115
WM Healthcare Solutions	646	1	647	406	150	9	105	(23)	46
Corporate and Other(e)	7	8	15	7	331	—	26	(349)	(123)
Total	$6,430	$1,345	$7,775	$5,177	$703	$36	$708	$1,151	$815

Intercompany Elimination			(1,345)	(1,338)	(7)	—	—	—
Net			6,430	3,839	696	36	708	1,151

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)
2024
Collection and Disposal:
East Tier	$2,178	$566	$2,744	$1,708	$89	$2	$253	$692	$245
West Tier	2,076	518	2,594	1,614	92	—	214	674	218
Other Ancillary	668	45	713	683	29	—	8	(7)	11
Collection and Disposal(d)(e)	4,922	1,129	6,051	4,005	210	2	475	1,359	474
Recycling Processing and Sales(d)	405	70	475	399	16	—	31	29	140
WM Renewable Energy(e)	69	1	70	40	3	—	9	18	123
Corporate and Other(e)	6	8	14	50	277	56	28	(397)	39
Total	$5,402	$1,208	$6,610	$4,494	$506	$58	$543	$1,009	$776

Intercompany Elimination			(1,208)	(1,203)	(5)	—	—	—
Net			5,402	3,291	501	58	543	1,009

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)
Six Months Ended June 30:
2025
Collection and Disposal:
East Tier	$4,432	$1,188	$5,620	$3,523	$176	$8	$523	$1,390	$557
West Tier	4,333	1,060	5,393	3,328	169	2	458	1,436	557
Other Ancillary	1,438	103	1,541	1,471	61	16	13	(20)	29
Collection and Disposal(d)(e)	10,203	2,351	12,554	8,322	406	26	994	2,806	1,143
Recycling Processing and Sales(d)	765	182	947	786	29	6	84	42	108
WM Renewable Energy(e)	206	1	207	114	6	—	30	57	237
WM Healthcare Solutions	1,265	9	1,274	789	305	18	206	(44)	80
Corporate and Other(e)	9	16	25	22	649	1	50	(697)	(112)
Total	$12,448	$2,559	$15,007	$10,033	$1,395	$51	$1,364	$2,164	$1,456

Intercompany Elimination			(2,559)	(2,547)	(12)	—	—	—
Net			12,448	7,486	1,383	51	1,364	2,164

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(f)	Amortization	Operations(b)	(c)
2024
Collection and Disposal:
East Tier	$4,259	$1,093	$5,352	$3,332	$178	$2	$494	$1,346	$421
West Tier	4,069	1,005	5,074	3,172	183	—	418	1,301	419
Other Ancillary	1,310	89	1,399	1,339	58	(2)	13	(9)	23
Collection and Disposal(d)(e)	9,638	2,187	11,825	7,843	419	—	925	2,638	863
Recycling Processing and Sales(d)	773	138	911	773	30	—	60	48	227
WM Renewable Energy(e)	138	2	140	79	5	—	17	39	214
Corporate and Other(e)	12	13	25	66	548	56	55	(700)	25
Total	$10,561	$2,340	$12,901	$8,761	$1,002	$56	$1,057	$2,025	$1,329

Intercompany Elimination			(2,340)	(2,330)	(10)	—	—	—
Net			10,561	6,431	992	56	1,057	2,025

(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(c)	Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(d)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the three and six months ended June 30, 2025 are $20 million and $40 million, respectively. The amounts in income from operations for three and six months ended June 30, 2024, are $26 million and $48 million, respectively.
(e)	WM Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal and Corporate and Other businesses for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the three and six months ended June 30, 2025 are $17 million and $31 million, respectively. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the three and six months ended June 30, 2024 are $11 million and $21 million, respectively. Prior to the fourth quarter of 2024, amounts related to intercompany royalty payments were adjusted through income from operations. Prior periods have been recast to conform to current year presentation.
(f)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.

Total assets by reportable segment are presented in the table below as follows (in millions):

	June 30,	December 31,
	2025	2024
Collection and Disposal:
East Tier	$15,875	$15,328
West Tier	11,933	11,786
Other Ancillary	819	779
Collection and Disposal	28,627	27,893
Recycling Processing and Sales	2,850	2,686
WM Renewable Energy	1,788	1,544
WM Healthcare Solutions	9,218	9,406
Corporate and Other	4,151	3,785
Elimination of intercompany investments and advances	(912)	(747)
Total assets, per Condensed Consolidated Balance Sheet	$45,722	$44,567

The mix of operating revenues from our major lines of business for the three and six months ended June 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Three Months Ended June 30:
2025
Commercial	$1,398	$220	$1,618
Industrial	790	223	1,013
Residential	872	22	894
Other collection	796	68	864
Total collection	3,856	533	4,389
Landfill	1,036	410	1,446
Transfer	389	292	681
Total Collection and Disposal	5,281	1,235	6,516
Recycling Processing and Sales	381	101	482
WM Renewable Energy	115	—	115
WM Healthcare Solutions	646	1	647
Corporate and Other	7	8	15
Total	$6,430	$1,345	$7,775

2024
Commercial	$1,330	$196	$1,526
Industrial	779	199	978
Residential	863	23	886
Other collection	729	52	781
Total collection	3,701	470	4,171
Landfill	873	389	1,262
Transfer	348	270	618
Total Collection and Disposal	4,922	1,129	6,051
Recycling Processing and Sales	405	70	475
WM Renewable Energy	69	1	70
Corporate and Other	6	8	14
Total	$5,402	$1,208	$6,610

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Six Months Ended June 30:
2025
Commercial	$2,778	$434	$3,212
Industrial	1,531	422	1,953
Residential	1,744	44	1,788
Other collection	1,549	140	1,689
Total collection	7,602	1,040	8,642
Landfill	1,876	763	2,639
Transfer	725	548	1,273
Total Collection and Disposal	10,203	2,351	12,554
Recycling Processing and Sales	765	182	947
WM Renewable Energy	206	1	207
WM Healthcare Solutions	1,265	9	1,274
Corporate and Other	9	16	25
Total	$12,448	$2,559	$15,007

2024
Commercial	$2,646	$381	$3,027
Industrial	1,526	386	1,912
Residential	1,717	45	1,762
Other collection	1,427	105	1,532
Total collection	7,316	917	8,233
Landfill	1,665	749	2,414
Transfer	657	521	1,178
Total Collection and Disposal	9,638	2,187	11,825
Recycling Processing and Sales	773	138	911
WM Renewable Energy	138	2	140
Corporate and Other	12	13	25
Total	$10,561	$2,340	$12,901
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

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

Our Condensed Consolidated Financial Statements have not been retroactively restated to include Stericycle’s historical financial position or results of operations. The acquisition is accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill.

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

Goodwill of $3.8 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized and from synergies of the combination. In the first quarter of 2025, we finalized the determination of our reporting units related to the Stericycle acquisition and allocated the goodwill balance to two reporting units within our WM Healthcare Solutions segment using a relative fair value allocation method. Substantially all of the goodwill is not deductible for income tax purposes.

The following table shows the preliminary purchase price allocation as of the date acquired and adjustments to June 30, 2025 (in millions):

	November 4, 2024	Adjustments	June 30, 2025
Cash and cash equivalents	$198	$—	$198
Accounts and other receivables	506	(34)	472
Parts and supplies	19	—	19
Other current assets	64	(2)	62
Assets held for sale (a)	125	(4)	121
Property and equipment	782	(20)	762
Goodwill	3,633	118	3,751
Other intangible assets	3,536	(71)	3,465
Other assets	619	(8)	611
Accounts payable	(186)	1	(185)
Accrued liabilities	(336)	(21)	(357)
Deferred revenues	(77)	—	(77)
Current portion of long-term debt	(5)	—	(5)
Liabilities held for sale (a)	(35)	—	(35)
Long-term debt, less current portion	(510)	—	(510)
Deferred income taxes	(884)	37	(847)
Other liabilities	(542)	—	(542)
Total purchase price	$6,907	$(4)	$6,903
(a)	Represents Stericycle’s Spain and Portugal subsidiaries. See “Divestitures” below for additional information.

The preliminary allocation of $3,465 million for other intangible assets includes $2,279 million for customer relationships with a weighted average amortization period of 15 years, $610 million for indefinite lived trade names, $319 million for indefinite lived permits, $114 million for finite lived trade names with a weighted average amortization period of 2.9 years, $138 million for ERP software with a weighted average amortization period of 4.7 years and $5 million for developed technology with an amortization period of 17 years.

2025 Acquisitions

During the six months ended June 30, 2025, we completed solid waste and recycling acquisitions with total consideration of $411 million, which included $370 million in net cash paid and $41 million of other consideration, specifically purchase price holdbacks. In addition, we paid $8 million of holdbacks related to prior year acquisitions.

Total consideration for our 2025 acquisitions was primarily allocated to $79 million of property and equipment, $34 million of other intangible assets, primarily customer relationships, and $313 million of goodwill. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible. We remain in the measurement period for most of our acquisitions, and adjustments to our preliminary purchase price allocation may occur.

Divestitures

On January 2, 2025, we completed the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested subsidiaries, no gain or loss was recognized.

9.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2025, primarily relates to a $16 million goodwill impairment charge to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal businesses.

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

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2024	$44	$15	$(179)	$5	$(115)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1), $3, $0 and $0, respectively	3	8	117	—	128
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(4)	—	—	—	(4)
Net current period other comprehensive income (loss)	(1)	8	117	—	124
Balance, June 30, 2025	$43	$23	$(62)	$5	$9

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

There were no common stock repurchases during the six months ended June 30, 2025. As a result of the Stericycle acquisition, the Company has temporarily suspended share repurchases. We expect to resume share repurchase once the Company’s leverage returns to targeted levels.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2025	2024
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$269	$56
Equity securities	79	70
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	551	445
Total assets measured at fair value	$899	$571
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

Fair Value of Debt

As of June 30, 2025 and December 31, 2024, the carrying value of our debt was $24.0 billion and $23.9 billion, respectively. The estimated fair value of our debt was approximately $23.4 billion and $22.9 billion as of June 30, 2025 and December 31, 2024, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2025 and December 31, 2024. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Stericycle. See Note 9 for information related to our nonrecurring fair value measurements.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $660 million and $707 million as of June 30, 2025 and December 31, 2024, respectively. The debt balance related to our investments in low-income housing properties was $640 million and $670 million as of June 30, 2025 and December 31, 2024, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $117 million and $111 million as of June 30, 2025 and December 31, 2024, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $135 million and $128 million as of June 30, 2025 and December 31, 2024, respectively.

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

Stericycle Acquisition

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle, Inc., a provider of regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. The post-closing operating results of Stericycle have been included in our Condensed Consolidated Financial Statements as a new reportable segment referred to as WM Healthcare Solutions. During the first half of 2025, we continued to prioritize service delivery for our customers and the integration of operations into WM’s organizational structure, ensuring business alignment with WM’s core values and capturing synergies through reduction of duplicative processes and costs. Additional efforts focused on business integration and process optimization through technological enhancements, establishing a performance management approach aimed at accountability and improving utilization of the asset portfolio.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing regulated waste and compliance services and secure information destruction and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2025 Sustainability Report providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. During the first half of 2025, we experienced decreases in market prices for recycled commodities when compared to the prior year period, particularly in our recycling brokerage business. While the combined impacts of commodity price fluctuations from the prior year had a modestly favorable impact on the WM Renewable Energy segment in the first half of 2025, we may experience more significant impacts from fluctuations in the prices of renewable identification numbers (“RINs”) and natural gas as we continue to make investments to grow that segment in the future.

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

Current Quarter Financial Results

During the second quarter of 2025, we continued to focus on our priorities to advance our strategy – enhancing employee engagement, permanently reducing our cost to serve our customers through the use of technology and automation, investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments and integrating the Stericycle business. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. We also continue to make investments in automation and optimization to enhance our operational efficiency and improve labor productivity for all lines of business. As part of the integration of Stericycle, which constitutes our new WM Healthcare Solutions segment, we achieved synergies by reducing costs of duplicative business processes, focused on service delivery for our customers and aligned team members and business processes with WM’s core values.

Key elements of our financial results for the second quarter include:

●	Revenues of $6,430 million, compared with $5,402 million in the prior year period, an increase of $1,028 million, or 19.0%. The increase is primarily attributable to (i) our recent acquisitions, particularly Stericycle; (ii) higher yield in our Collection and Disposal businesses and (iii) higher volumes primarily in our landfill, recycling and WM Renewable Energy businesses. These increases were partially offset by (i) lower residential and temporary industrial collection volumes and (ii) a reduction in single-stream and brokerage recycled commodity prices;
●	Operating expenses of $3,839 million, or 59.7% of revenues, compared with $3,291 million, or 60.9% of revenues, in the prior year period. The $548 million increase in operating expenses is primarily attributable to (i) our recent acquisitions; (ii) increased post-collection volumes and (iii) moderate inflationary pressures. These increases were partially offset by (i) lower residential and temporary industrial business volumes and (ii) operating efficiency and cost control initiatives which positioned us to reduce our operating expenses as a percentage of revenue when compared with the prior year period;
●	Selling, general and administrative expenses were $696 million, or 10.8% of revenues, compared with $501 million, or 9.3% of revenues, in the prior year period. The $195 million increase is primarily attributable to (i) higher labor costs from acquisitions and (ii) consulting costs incurred to support the integration of Stericycle;
●	Income from operations was $1,151 million, or 17.9% of revenues, compared with $1,009 million, or 18.7% of revenues, in the prior year period. The $142 million increase in the current year earnings was primarily driven by (i) growth in our Collection and Disposal business; (ii) a $54 million charge recognized in the prior year to increase the estimated fair value of a liability associated with the expected disposition of an investment we hold in a waste diversion technology business and (iii) higher volumes in our WM Renewable Energy business due to the completion of projects that increase the beneficial use of landfill gas sold to third parties. This growth was partially offset by (i) higher depreciation and amortization costs and integration related expenses arising from our Stericycle acquisition and (ii) lower recycled commodity prices;
●	Net income attributable to Waste Management, Inc. was $726 million, or $1.80 per diluted share, compared with $680 million, or $1.69 per diluted share, in the prior year period. The $46 million increase was primarily driven by an increase in income from operations, discussed above, and to a lesser extent a reduction in income tax expense. These increases were partially offset by increased interest expense related to the additional debt incurred to finance our Stericycle acquisition;
●	Net cash provided by operating activities was $1,545 million compared with $1,154 million in the prior year period, with the increase driven by (i) higher earnings in the majority of our segments, including the contributions from our recent acquisitions and (ii) favorable changes in working capital, net of effects of acquisitions and divestitures. This increase was partially offset by higher cash interest primarily due to additional debt incurred to fund our acquisition of Stericycle.
●	Free cash flow was $818 million compared with $530 million in the prior year period. The increase in free cash flow is attributable to the increase in net cash provided by operating activities discussed above. These increases were partially offset by (i) increased capital spending, which was driven by investments in capital assets such as trucks, landfills and equipment and capital expenditures within our WM Healthcare Solutions segment to support the business and (ii) lower proceeds from divestitures of non-strategic assets and businesses. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues from our major lines of business for the three and six months ended June 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Three Months Ended June 30:
2025
Commercial	$1,398	$220	$1,618
Industrial	790	223	1,013
Residential	872	22	894
Other collection	796	68	864
Total collection	3,856	533	4,389
Landfill	1,036	410	1,446
Transfer	389	292	681
Total Collection and Disposal	5,281	1,235	6,516
Recycling Processing and Sales	381	101	482
WM Renewable Energy	115	—	115
WM Healthcare Solutions	646	1	647
Corporate and Other	7	8	15
Total	$6,430	$1,345	$7,775

2024
Commercial	$1,330	$196	$1,526
Industrial	779	199	978
Residential	863	23	886
Other collection	729	52	781
Total collection	3,701	470	4,171
Landfill	873	389	1,262
Transfer	348	270	618
Total Collection and Disposal	4,922	1,129	6,051
Recycling Processing and Sales	405	70	475
WM Renewable Energy	69	1	70
Corporate and Other	6	8	14
Total	$5,402	$1,208	$6,610

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Six Months Ended June 30:
2025
Commercial	$2,778	$434	$3,212
Industrial	1,531	422	1,953
Residential	1,744	44	1,788
Other collection	1,549	140	1,689
Total collection	7,602	1,040	8,642
Landfill	1,876	763	2,639
Transfer	725	548	1,273
Total Collection and Disposal	10,203	2,351	12,554
Recycling Processing and Sales	765	182	947
WM Renewable Energy	206	1	207
WM Healthcare Solutions	1,265	9	1,274
Corporate and Other	9	16	25
Total	$12,448	$2,559	$15,007

2024
Commercial	$2,646	$381	$3,027
Industrial	1,526	386	1,912
Residential	1,717	45	1,762
Other collection	1,427	105	1,532
Total collection	7,316	917	8,233
Landfill	1,665	749	2,414
Transfer	657	521	1,178
Total Collection and Disposal	9,638	2,187	11,825
Recycling Processing and Sales	773	138	911
WM Renewable Energy	138	2	140
Corporate and Other	12	13	25
Total	$10,561	$2,340	$12,901
(a)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024				Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$191	4.1%			$370	4.0%
Recycling Processing and Sales and WM Renewable Energy (c)	(25)	(5.3)			(25)	(2.7)
Energy surcharge and mandated fees	9	4.2			7	1.7
Total average yield (d)			$175	3.3%			$352	3.4%
Volume (e)			115	2.1			119	1.1
Internal revenue growth			290	5.4			471	4.5
Acquisitions			746	13.7			1,440	13.6
Divestitures			(6)	(0.1)			(10)	(0.1)
Foreign currency translation			(2)	—			(14)	(0.1)
Total			$1,028	19.0%			$1,887	17.9%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenues adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenues adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the changes in our revenues attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2025 vs. 2024		June 30, 2025 vs. 2024
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$74	5.3%	$153	5.5%
Industrial	35	3.8	62	3.5
Residential	47	5.7	90	5.4
Total collection	156	4.7	305	4.7
Landfill	22	2.7	34	2.2
Transfer	13	4.0	31	4.8
Total Collection and Disposal	$191	4.1%	$370	4.0%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste landfills, which achieved average yield of 7.0% and 5.6% for the three and six months ended June 30, 2025, respectively, led by strong performance in our West Tier.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $33 million and $41 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. Average market prices for single-stream recycled commodities declined nearly 15% and 5% for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. Revenues attributable to yield in our WM Renewable Energy segment increased $8 million and $16 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods, primarily driven by an increase in natural gas and electricity pricing. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees increased $9 million and $7 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. The increase was primarily due to higher mandated fees of $18 million and $25 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations, particularly in our West Tier. Partially offsetting the increase was a decline in our energy surcharge revenues of $9 million and $18 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods, primarily due to a decline in the market prices for diesel fuel of approximately 8% for the three and six months ended June 30, 2025.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $115 million and $119 million for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. Special waste volume in our West Tier was favorably impacted by the wildfire clean-up activities that began in the first quarter of 2025. Additionally, volumes increased in both our WM Renewable Energy and Recycling Processing and Sales segments primarily due to contributions from growth projects. Furthermore, volumes increased in our Strategic Business Solutions business due to our focus on a differentiated service model for national account customers. These volume increases were partially offset by declines in industrial and residential collection volume primarily due to lower contributions from temporary industrial business and intentional shedding of lower-margin residential business.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $740 million, or 13.6%, and $1,430 million, or 13.5%, respectively, for the three and six months ended June 30, 2025, as compared with the prior year periods. This increase was primarily due to our acquisition of Stericycle in November 2024. The remaining increase was related to our ongoing investment in tuck-in collection and disposal businesses.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Labor and related benefits	$1,129	17.6%	$925	17.1%	$2,203	17.7%	$1,818	17.2%
Transfer and disposal costs	366	5.7	327	6.1	698	5.6	642	6.1
Maintenance and repairs	580	9.0	522	9.7	1,129	9.1	1,011	9.6
Subcontractor costs	631	9.8	561	10.4	1,231	9.9	1,097	10.4
Cost of goods sold	246	3.8	256	4.7	482	3.9	484	4.6
Fuel	129	2.0	111	2.0	260	2.1	223	2.1
Disposal and franchise fees and taxes	215	3.4	190	3.5	396	3.2	362	3.4
Landfill operating costs	142	2.2	134	2.5	266	2.1	263	2.5
Risk management	90	1.4	96	1.8	206	1.6	173	1.6
Other	311	4.8	169	3.1	615	4.9	358	3.4
	$3,839	59.7%	$3,291	60.9%	$7,486	60.1%	$6,431	60.9%

Our operating expenses for the three and six months ended June 30, 2025 increased as compared with the three and six months ended June 30, 2024, primarily due to (i) our recent acquisitions; (ii) increased post-collection volumes and (iii) moderate inflationary pressures. These increases were offset, in part, by (i) lower residential and temporary industrial business volumes and (ii) continued operating efficiency and cost control initiatives in our Collection and Disposal businesses. Despite the overall increase in operating expenses, efficiency gains, improved turnover and momentum in truck deliveries, combined with the benefit of price increases and high margin special waste volumes, positioned us to reduce our operating expenses as a percentage of revenue when compared with the prior year period.

Significant items affecting the comparison of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was largely driven by (i) the addition of employees as a result of our recent acquisitions and (ii) annual employee wage increases. The increase was offset, in part, by (i) residential collection efficiency improvements; (ii) lower residential volumes attributable to intentional shedding of lower margin contracts and (iii) improved driver retention.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to our recent acquisitions and inflationary cost pressures, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers. This increase was partially offset by lower residential volumes attributable to intentional shedding of lower margin contracts.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) additional costs incurred as a part of our recent acquisitions; (ii) inflation in parts, supplies and third-party services and (iii) annual employee wage increases. These increases were offset, in part, by new truck deliveries, which lowered average fleet age and reduced demand for parts, supplies and third-party services.

Subcontractor Costs — The increase in subcontractor costs was primarily due to (i) additional costs incurred as a part of our recent acquisitions and (ii) continued inflationary cost pressures, particularly labor costs from third-party haulers. These increases were offset, in part, by the impact of lower fuel prices on third-party subcontracted hauling and services as compared with the three and six months ended June 30, 2024.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by a 15% and 5% decrease in average market prices for single-stream recycled commodities for the three and six months ended June 30, 2025, respectively, as compared with the prior year periods. This decrease was partially offset by additional pipeline transportation costs attributable to new RNG facilities brought on-line since the prior year periods.

Fuel — The increase in fuel costs was primarily due to (i) our recent acquisitions and (ii) the expiration of the federal alternative fuel tax credit on December 31, 2024. These increases were offset, in part, by a decline in the market prices for diesel fuel of approximately 8% as compared to the prior year periods.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by increased landfill volumes in our West Tier.

Landfill Operating Costs — The increase in landfill operating costs for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to an increase in volumes and higher leachate treatment costs in our West Tier. Partially offsetting the increase for the six months ended June 30, 2025 were certain adjustments to increase our environmental remediation reserve during the first quarter of 2024.

Risk Management — Risk management costs decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to improved claims experience offset, in part, by (i) additional claims and premiums attributable to our recent acquisitions and (ii) prior year quarter insurance recoveries for property claims associated with a hurricane in 2023. The increase for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was due to (i) additional claims and premiums attributable to our recent acquisitions and (ii) increases in claims costs due to negative claim development on a limited population of severe cases during the first quarter of 2025.

Other — Other operating cost increases were primarily due to (i) additional expenses attributable to our recent acquisitions; (ii) gains on the sale of real estate in 2024 and, to a much lesser extent, (iii) increased utility costs largely attributable to new RNG plants brought on-line since the prior year periods and increased power prices.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Labor and related benefits	$412	6.4%	$316	5.9%	$839	6.7%	$637	6.0%
Professional fees	106	1.6	64	1.2	198	1.6	111	1.1
Provision for bad debts	24	0.4	16	0.3	43	0.4	26	0.2
Other	154	2.4	105	1.9	303	2.4	218	2.1
	$696	10.8%	$501	9.3%	$1,383	11.1%	$992	9.4%

Selling, general and administrative expenses increased for the three and six months ended June 30, 2025 primarily due to higher labor costs from acquisitions as well as consulting costs incurred to support the integration of Stericycle.

Significant items affecting the comparison of our selling, general and administrative expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) our recent acquisitions, particularly Stericycle; (ii) higher long-term incentive compensation costs and (iii) annual employee wage increases.

Professional Fees — The increase in professional fees was primarily attributable to our acquisition of Stericycle, including integration, business optimization and system development costs.

Provision for Bad Debts — The increase in provision for bad debts was primarily attributable to our WM Healthcare Solutions segment.

Other — The increase in other expenses was primarily related to increased spend across multiple cost categories, including technology, risk management and travel, largely driven by the acquisition of Stericycle.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Depreciation of tangible property and equipment	$386	6.0%	$312	5.8%	$757	6.1%	$620	5.9%
Depletion of landfill airspace	220	3.4	201	3.7	403	3.3	377	3.6
Amortization of intangible assets	102	1.6	30	0.6	204	1.6	60	0.5
	$708	11.0%	$543	10.1%	$1,364	11.0%	$1,057	10.0%

The increase in depreciation of tangible property and equipment for the three and six months ended June 30, 2025, as compared to the prior year periods, was driven by (i) our recent acquisitions and (ii) investments in capital assets such as trucks, landfills and equipment. The increase in depletion of landfill airspace for the three and six months ended June 30, 2025, as compared to the prior year periods, was primarily driven by volume increases, particularly at sites within our West Tier. The increase in amortization of intangible assets for the three and sixth months ended June 30, 2025 was primarily driven by the amortization of customer relationships and other intangibles acquired as part of the Stericycle acquisition.

Restructuring

The increase in restructuring charges during the three and six months ended June 30, 2025 was primarily driven by employee costs related to our acquisition of Stericycle.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2025, primarily relates to a $16 million goodwill impairment charge to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal businesses.

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

Income from Operations

The following table summarizes income from operations for our reportable segments for the three and six months ended June 30 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2025	2024	Change		2025	2024	Change
Collection and Disposal:
East Tier	$721	$692	$29	4.2%	$1,390	$1,346	$44	3.3%
West Tier	757	674	83	12.3	1,436	1,301	135	10.4
Other Ancillary	(17)	(7)	(10)	*	(20)	(9)	(11)	*
Collection and Disposal	1,461	1,359	102	7.5	2,806	2,638	168	6.4
Recycling Processing and Sales	24	29	(5)	(17.2)	42	48	(6)	(12.5)
WM Renewable Energy	38	18	20	111.1	57	39	18	46.2
WM Healthcare Solutions	(23)	—	(23)	*	(44)	—	(44)	*
Corporate and Other	(349)	(397)	48	(12.1)	(697)	(700)	3	(0.4)
Total	$1,151	$1,009	$142	14.1%	$2,164	$2,025	$139	6.9%
Percentage of revenues	17.9%	18.7%			17.4%	19.2%

*Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2025, as compared with the prior year periods, are summarized below:

●	Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to (i) revenue growth from price increases, which translate into increased yield or average unit price; (ii) special waste volume in our West Tier, which was favorably impacted by the wildfire clean-up activities and (iii) actions to improve the efficiency and operating costs incurred to serve our customers. These increases were partially offset by higher depreciation and depletion costs as discussed in Depreciation, Depletion and Amortization Expenses above.
●	Recycling Processing and Sales — The decline in income from operations in Recycling Processing and Sales was primarily due to (i) a gain on sale of a non-strategic asset in 2024; (ii) declining commodity prices compared to the prior year periods and (iii) lease termination costs. These decreases were partially offset by increased volumes, which can be attributed to the improved throughput of our facilities and the addition of new market facilities, and improved operating costs from the automation of our recycling facilities.
●	WM Renewable Energy — The increase in income from operations in WM Renewable Energy was primarily due to higher volumes resulting from the completion of projects that increase the beneficial use of landfill gas sold to third parties.
●	WM Healthcare Solutions — The loss generated during the three months and six months ended June 30, 2025, respectively, was largely attributable to (i) depreciation and amortization expenses and (ii) integration related expenses. There was no activity for this segment during the first half of 2024, as Stericycle was acquired in November 2024.
●	Corporate and Other — The increase in income from operations was primarily driven by (i) a $54 million charge in the prior year to increase the estimated fair value of a liability associated with the expected disposition of an investment we hold in a waste diversion technology business and (ii) an improvement in risk management expenses. These increases were partially offset by (i) integration-related consulting fees in connection with our Stericycle acquisition; (ii) higher labor costs resulting from long-term incentive compensation costs and annual employee wage increases and (iii) professional services supporting business optimization.

Interest Expense, Net

Our interest expense, net was $232 million and $464 million for the three and six months ended June 30, 2025, respectively, compared to $136 million and $266 million for the three and six months ended June 30, 2024, respectively. The increase is primarily related to an increase in our average debt balances to fund our November 2024 acquisition of Stericycle.

Income Tax Expense

Our income tax expense and effective income tax rate was $201 million, or 21.7%, and $352 million, or 20.5%, for the three and six months ended June 30, 2025, respectively, compared to $214 million, or 23.9%, and $376 million, or 21.3%, for the three and six months ended June 30, 2024, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. We are currently evaluating several business tax provisions in the legislation, none of which are expected to have a material impact on our effective tax rate. However, the permanent reinstatement of 100% bonus depreciation is expected to reduce our cash taxes by approximately $125 million in 2025.

The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA concerning investment tax credits are expected to generate a cumulative benefit of approximately $400 million, $145 million of which was recognized in 2023 and 2024 with the remainder anticipated to be realized in 2025 and 2026. The expected benefit from the investment tax credit for 2025 and 2026 is dependent on a number of estimates and assumptions, including the timing of project completion. Additionally, we expect that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, could result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$440	$414
Restricted funds and other:
Insurance reserves	$518	$385
Final capping, closure, post-closure and environmental remediation funds	135	128
Other	4	—
Total restricted funds and other (a)	$657	$513
Debt:
Current portion	$964	$1,359
Long-term portion	23,056	22,541
Total debt	$24,020	$23,900
(a)	As of June 30, 2025 and December 31, 2024, $104 million and $100 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of June 30, 2025, we had approximately $4.0 billion of debt maturing within the next 12 months, including (i) $1.5 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (ii) $1.5 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $500 million of 0.75% senior notes that mature in November 2025 and (iv) $464 million of other debt with scheduled maturities within the next 12 months, including $298 million of tax-exempt bonds. As of June 30, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $964 million of debt maturing in the next 12 months is classified as current obligations.

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

	June 30,	December 31,
	2025	2024
Balance Sheet Information:
Current assets	$244	$15
Noncurrent assets	14	14
Current liabilities	990	1,367
Noncurrent liabilities:
Advances due to affiliates	16,367	15,328
Other noncurrent liabilities	20,580	20,140

Six Months Ended
June 30, 2025
Income Statement Information:
Revenue	$—
Operating income	(462)
Net loss	(342)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2025	2024
Net cash provided by operating activities	$2,753	$2,521
Net cash used in investing activities	$(1,915)	$(2,359)
Net cash used in financing activities	$(781)	$(464)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $232 million for the six months ended June 30, 2025, as compared with the prior year period, driven by higher earnings in the majority of our segments, including the contributions from our recent acquisitions. These increases were partially offset by (i) higher cash interest primarily due to additional debt incurred to fund our acquisition of Stericycle; (ii) unfavorable changes in working capital, net of effects of acquisitions and divestitures, primarily driven by timing of cash collections and (iii) higher annual incentive compensation payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2025 and 2024 are summarized below:

●	Capital Expenditures — We used $1,563 million and $1,335 million for capital expenditures during the six months ended June 30, 2025 and 2024, respectively. The increase in capital spending is primarily driven by (i) investments in capital assets such as trucks, landfills and equipment and (ii) capital expenditures within our WM Healthcare Solutions segment to support the business.
●	Acquisitions — Our spending on acquisitions was $374 million and $250 million during the six months ended June 30, 2025 and 2024, respectively, of which $366 million and $243 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our solid waste and recycling businesses.
●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested were $103 million and $58 million for the six months ended June 30, 2025 and 2024, respectively. Proceeds in 2025 primarily related to the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. The remaining 2025 and 2024 proceeds were from the sale of certain non-strategic assets.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by our 2024 repurchase of $778 million in certain WM tax-exempt bonds. The remaining year-over-year changes in other investing activities are primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2025 and 2024, we used $87 million and $61 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2025 and 2024 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the six months ended June 30 (in millions):

	2025	2024
Borrowings:
Commercial paper	$9,005	$9,180
Tax-exempt bonds	130	—
	$9,135	$9,180
Repayments:
Commercial paper	$(8,744)	$(8,496)
Senior notes	(422)	(156)
Tax-exempt bonds	—	(30)
Other debt	(68)	(70)
	$(9,234)	$(8,752)
Net cash borrowings (repayments)	$(99)	$428

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the six months ended June 30, 2024, we used $262 million to repurchase shares of our common stock under accelerated share repurchase agreements. In the fourth quarter of 2024, we announced our temporary suspension of share repurchase activity as a result of the acquisition of Stericycle. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be the second quarter of 2026.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $669 million and $608 million during the six months ended June 30, 2025 and 2024, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.75 in 2024 to $0.825 in 2025.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three and six months ended June 30, 2025 and 2024 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$1,545	$1,154	$2,753	$2,521
Capital expenditures to support the business	(572)	(445)	(1,275)	(947)
Capital expenditures - sustainability growth investments (a)	(160)	(222)	(288)	(388)
Total capital expenditures	(732)	(667)	(1,563)	(1,335)
Proceeds from divestitures of businesses and other assets, net of cash divested	5	43	103	58
Free cash flow	$818	$530	$1,293	$1,244
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2025 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2025. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On May 20, 2025, Tara J. Hemmer, Senior Vice President and Chief Sustainability Officer, adopted a written net share settlement plan (the “Hemmer Plan”). The Hemmer Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Hemmer Plan provided that, upon our common stock reaching specified market prices on or before June 5, 2025, the Company would exercise up to 53,429 stock options and withhold shares of common stock necessary to cover the option exercise price and tax obligations. The options were automatically exercised pursuant to the terms of the Hemmer Plan and all remaining shares of common stock resulting from the option exercises after the net share settlement process were delivered to Ms. Hemmer.

On May 30, 2025, Charles Boettcher, Executive Vice President and Chief Legal Officer, adopted a written net share settlement plan (the “Boettcher Plan”). The Boettcher Plan went into effect on the date of adoption and was not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Boettcher Plan provided that, upon our common stock reaching specified market prices on or before June 6, 2025, the Company would exercise up to 15,072 stock options and withhold shares of common stock necessary to cover the option exercise price and tax obligations. The options were automatically exercised pursuant to the terms of the Boettcher Plan and all remaining shares of common stock resulting from the option exercises after the net share settlement process were delivered to Mr. Boettcher.

Item 6. Exhibits.

Exhibit No.	Description
4.1

Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].

4.2*	Form of 3.875% Senior Note due 2029.

10.1*	First Amendment to First Amended and Restated Employment Agreement by and between USA Waste-Management Resources, LLC and John J. Morris, Jr.

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 29, 2025