Form 10-Q
period 2025-09-30
WASTE MANAGEMENT INC
filed 2025-10-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 24, 2025 was 402,867,051 (excluding treasury shares of 227,415,410).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175	$414
Accounts receivable, net of allowance for doubtful accounts of $122 and $165, respectively	3,397	3,272
Other receivables, net of allowance for doubtful accounts of $3 and $4, respectively	620	415
Parts and supplies	223	206
Other current assets	424	467
Total current assets	4,839	4,774
Property and equipment, net of accumulated depreciation and depletion of $24,781 and $23,777, respectively	20,069	19,340
Goodwill	13,894	13,438
Other intangible assets, net	3,873	4,188
Restricted funds	541	413
Investments in unconsolidated entities	791	846
Other long-term assets	1,601	1,568
Total assets	$45,608	$44,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,082	$2,046
Accrued liabilities	2,077	2,180
Deferred revenues	698	673
Current portion of long-term debt	880	1,359
Total current liabilities	5,737	6,258
Long-term debt, less current portion	22,482	22,541
Deferred income taxes	3,025	2,815
Landfill and environmental remediation liabilities	3,132	3,048
Other long-term liabilities	1,712	1,651
Total liabilities	36,088	36,313
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,640	5,496
Retained earnings	16,823	15,858
Accumulated other comprehensive income (loss)	(31)	(115)
Treasury stock at cost, 227,420,930 and 228,788,284 shares, respectively	(12,919)	(12,993)
Total Waste Management, Inc. stockholders’ equity	9,519	8,252
Noncontrolling interests	1	2
Total equity	9,520	8,254
Total liabilities and equity	$45,608	$44,567

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues	$6,443	$5,609	$18,891	$16,170
Costs and expenses:
Operating	3,833	3,399	11,319	9,830
Selling, general and administrative	665	525	2,048	1,517
Depreciation, depletion and amortization	729	558	2,093	1,615
Restructuring	14	2	39	2
(Gain) loss from divestitures, asset impairments and unusual items, net	213	6	239	62
	5,454	4,490	15,738	13,026
Income from operations	989	1,119	3,153	3,144
Other income (expense):
Interest expense, net	(225)	(131)	(689)	(397)
Equity in net income (loss) of unconsolidated entities	4	1	11	4
Other, net	7	6	16	7
	(214)	(124)	(662)	(386)
Income before income taxes	775	995	2,491	2,758
Income tax expense	172	235	524	611
Consolidated net income	603	760	1,967	2,147
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	(1)
Net income attributable to Waste Management, Inc.	$603	$760	$1,966	$2,148
Basic earnings per common share	$1.50	$1.89	$4.88	$5.35
Diluted earnings per common share	$1.49	$1.88	$4.87	$5.33

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net income	$603	$760	$1,967	$2,147
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(6)	(25)	(7)	(26)
Available-for-sale securities, net	5	10	13	10
Foreign currency translation adjustments	(39)	12	78	(22)
Post-retirement benefit obligations, net	—	—	—	(1)
Other comprehensive income (loss), net of tax	(40)	(3)	84	(39)
Comprehensive income	563	757	2,051	2,108
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	(1)
Comprehensive income attributable to Waste Management, Inc.	$563	$757	$2,050	$2,109

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$1,967	$2,147
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,093	1,615
Deferred income tax expense (benefit)	241	65
Interest accretion on landfill and environmental remediation liabilities	106	99
Provision for bad debts	61	37
Equity-based compensation expense	135	84
Net gain on disposal of assets	(14)	(72)
(Gain) loss from divestitures, asset impairments and other, net	239	62
Equity in net (income) loss of unconsolidated entities, net of dividends	(11)	(4)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(453)	(230)
Other current assets	(75)	(38)
Other assets	176	93
Accounts payable and accrued liabilities	35	149
Deferred revenues and other liabilities	(155)	(128)
Net cash provided by operating activities	4,345	3,879
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(395)	(782)
Capital expenditures	(2,339)	(2,116)
Proceeds from divestitures of businesses and other assets, net of cash divested	108	99
Other, net	(73)	(40)
Net cash used in investing activities	(2,699)	(2,839)
Cash flows from financing activities:
New borrowings	14,956	10,914
Debt repayments	(15,772)	(10,619)
Common stock repurchase program	—	(262)
Cash dividends	(1,001)	(909)
Exercise of common stock options	54	42
Tax payments associated with equity-based compensation transactions	(50)	(49)
Other, net	(17)	(20)
Net cash used in financing activities	(1,830)	(903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	5	(2)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(179)	135
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	487	552
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$308	$687

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$175	$614
Restricted cash and cash equivalents included in other current assets	60	4
Restricted cash and cash equivalents included in restricted funds	73	69
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$308	$687

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended September 30:
2025
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1
Consolidated net income	603	—	—	—	603	—	—	—	—
Other comprehensive income (loss), net of tax	(40)	—	—	—	—	(40)	—	—	—
Cash dividends declared of $0.825 per common share	(332)	—	—	—	(332)	—	—	—	—
Equity-based compensation transactions, net	87	—	—	74	(1)	—	258	14	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2025	$9,520	630,282	$6	$5,640	$16,823	$(31)	(227,421)	$(12,919)	$1

2024
Balance, June 30, 2024	$7,451	630,282	$6	$5,433	$15,104	$(73)	(229,183)	$(13,013)	$(6)
Consolidated net income	760	—	—	—	760	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	—	—	—	—	(3)	—	—	—
Cash dividends declared of $0.75 per common share	(301)	—	—	—	(301)	—	—	—	—
Equity-based compensation transactions, net	66	—	—	52	—	—	254	14	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, September 30, 2024	$7,972	630,282	$6	$5,485	$15,563	$(76)	(228,928)	$(12,999)	$(7)

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Nine Months Ended September 30:
2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	1,967	—	—	—	1,966	—	—	—	1
Other comprehensive income (loss), net of tax	84	—	—	—	—	84	—	—	—
Cash dividends declared of $2.475 per common share	(1,001)	—	—	—	(1,001)	—	—	—	—
Equity-based compensation transactions, net	218	—	—	144	—	—	1,365	74	—
Other, net	(2)	—	—	—	—	—	2	—	(2)
Balance, September 30, 2025	$9,520	630,282	$6	$5,640	$16,823	$(31)	(227,421)	$(12,919)	$1

2024
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Consolidated net income	2,147	—	—	—	2,148	—	—	—	(1)
Other comprehensive income (loss), net of tax	(39)	—	—	—	—	(39)	—	—	—
Cash dividends declared of $2.25 per common share	(909)	—	—	—	(909)	—	—	—	—
Equity-based compensation transactions, net	148	—	—	69	2	—	1,391	77	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Other, net	6	—	—	5	—	—	2	—	1
Balance, September 30, 2024	$7,972	630,282	$6	$5,485	$15,563	$(76)	(228,928)	$(12,999)	$(7)

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

On November 4, 2024, we completed the acquisition of all outstanding shares of Stericycle, Inc. (“Stericycle”), the operations of which are presented in this report as our new WM Healthcare Solutions segment. The acquisition expands our offerings in the U.S. and Canada and adds operations in parts of Western Europe. This business provides regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. Refer to Note 8 for further discussion.

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

The Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we had $235 million and $218 million, respectively, of deferred contract costs, of which $173 million and $154 million, respectively, were related to deferred sales incentives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds, and accounts and other receivables. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our Condensed Consolidated Financial Statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2025			December 31, 2024
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$184	$34	$218	$177	$54	$231
Long-term	2,951	181	3,132	2,880	168	3,048
	$3,135	$215	$3,350	$3,057	$222	$3,279

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2025 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2024	$3,057	$222
Obligations incurred and capitalized	66	—
Obligations settled	(128)	(20)
Interest accretion	106	—
Revisions in estimates	29	13
Acquisitions, divestitures and other adjustments	5	—
September 30, 2025	$3,135	$215

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 14 for additional information related to these trusts.

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2025:

	September 30,	December 31,
	2025	2024
Commercial paper program (weighted average interest rate of 4.3% as of September 30, 2025 and 4.7% as of December 31, 2024)	$862	$1,250
Senior notes, maturing through 2054, interest rates ranging from 0.75% to 7.75% (weighted average interest rate of 4.2% as of September 30, 2025 and December 31, 2024)	17,998	18,419
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	359	348
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.70% to 4.60% (weighted average interest rate of 3.5% as of September 30, 2025 and December 31, 2024)	3,015	2,873
Financing leases and other, maturing through 2082 (weighted average interest rate of 4.8% as of September 30, 2025 and 4.9% as of December 31, 2024) (a)	1,290	1,189
Debt issuance costs, discounts and other	(162)	(179)
	23,362	23,900
Current portion of long-term debt	880	1,359
Long-term debt, less current portion	$22,482	$22,541
(a)	Excluding our landfill financing leases, the maturities of our financing leases and other debt obligations extend through 2059.

Debt Classification

As of September 30, 2025, we had approximately $3.9 billion of debt maturing within the next 12 months, including (i) $1.5 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $861 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $500 million of 0.75% senior notes that mature in November 2025; (iv) $223 million of 7.1% senior notes that mature in August 2026; (v) $359 million of 2.6% Canadian senior notes that mature in September 2026 and (vi) $380 million of other debt with scheduled maturities within the next 12 months, including $188 million of tax-exempt bonds. As of September 30, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $880 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of September 30, 2025, we had no outstanding borrowings under this facility. We had $861 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $227 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.4 billion as of September 30, 2025. WM Holdings, a wholly-owned subsidiary of WMI, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2025, we had $861 million of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of September 30, 2025, we had utilized $887 million of other uncommitted letter of credit lines with terms maturing through December 2028.

Debt Borrowings and Repayments

Commercial Paper Program — During the nine months ended September 30, 2025, we made cash repayments of $15.1 billion, which were partially offset by $14.7 billion of cash borrowings (net of related discount on issuance).

Senior Notes — We repaid $422 million of 3.125% senior notes upon maturity in March 2025.

Senior Notes Exchange Offer — On June 25, 2025, we completed an exchange offer pursuant to which we issued approximately $483 million in new notes (the “Registered Notes”) registered under the Securities Act of 1933, as amended, in exchange for a like amount of our outstanding unregistered 3.875% Senior Notes due 2029 (the “Restricted Notes”).  This amount represented approximately 99% of the $485 million aggregate principal amount of Restricted Notes that were originally issued on November 8, 2024, in a private offer in exchange for notes of Stericycle. The terms of the Registered Notes are substantially identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes are not subject to restrictions on transfer. The debt exchange is accounted for as a modification of debt, as the financial terms of the Registered Notes do not differ from the Restricted Notes, and there is no substantial difference between the present value of cash flows under each respective set of notes.

Tax-Exempt Bonds — We issued $252 million of tax-exempt bonds in the nine months ended September 30, 2025. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal and recycling facility construction and development. In 2025, we also repaid $110 million of our tax-exempt bonds at their respective scheduled maturities with available cash on hand.

Financing Leases and Other — The increase in our financing leases and other debt obligations during the nine months ended September 30, 2025 is due to an increase of $208 million primarily related to non-cash financing leases, partially offset by $107 million of cash repayments of other debt at maturity.

4.    Income Taxes

Our effective income tax rate was 22.2% and 21.0% for the three and nine months ended September 30, 2025, respectively, compared to 23.6% and 22.2% for the three and nine months ended September 30, 2024, respectively. The decrease in our effective income tax rate when comparing the three and nine months ended September 30, 2025 and 2024 was primarily driven by an increase in federal tax credits partially offset by unfavorable adjustments to accruals and related deferred taxes.

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

During the three and nine months ended September 30, 2025, we recognized a reduction in our income tax expense of $49 million and $138 million, respectively, due to federal tax credits expected to be realized from our RNG investments compared to $37 million and $111 million, respectively, for the comparable prior year periods.

Low-Income Housing — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2036 under Section 42 and Section 45D of the Internal Revenue Code.

Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025, we recognized income tax expense of $26 million and $71 million, respectively, related to amortization under the proportional amortization method and a reduction in our income tax expense of $37 million and $99 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2025, we recognized interest expense of $8 million and $25 million, respectively, associated with our investments in low-income housing properties.

During the three and nine months ended September 30, 2024, we recognized income tax expense of $19 million and $56 million related to amortization under the proportional amortization method and a reduction in our income tax expense of $26 million and $76 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2024, we recognized interest expense of $5 million and

$16 million, respectively, associated with our investments in low-income housing properties. See Note 14 for additional information related to these unconsolidated variable interest entities.

Adjustments to Accruals and Related Deferred Taxes — During the three and nine months ended September 30, 2025, we recognized income tax expense of $22 million due to certain adjustments to accruals and related deferred taxes primarily related to a change from our initial expectations of the federal tax credits expected to be realized from our RNG investments. During the three and nine months ended September 30, 2024, there were immaterial adjustments to accruals and related deferred taxes.

Tax Legislation — On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. We are currently evaluating several business tax provisions in the legislation, none of which are expected to have a material impact on our effective tax rate. However, we expect a beneficial impact to cash taxes related to bonus depreciation.

5.    Earnings Per Share

Basic and diluted earnings per share for the three and nine months ended September 30 were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Number of common shares outstanding at end of period	402.9	401.4	402.9	401.4
Effect of using weighted average common shares outstanding	0.1	0.1	(0.3)	0.1
Weighted average basic common shares outstanding	403.0	401.5	402.6	401.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.3	1.7	1.4	1.7
Weighted average diluted common shares outstanding	404.3	403.2	404.0	403.2
Potentially issuable shares	4.3	4.8	4.3	4.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.1	1.2	1.3	1.3

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

As of September 30, 2025, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $10 million higher than the $215 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2025. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2025, we had been notified by the government that we are a PRP in connection with 74 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design that was approved by the EPA in September 2025. The recorded liability as of September 30, 2025, and December 31, 2024, was approximately $101 million and $97 million, respectively. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding the newly-approved remedial design for the site.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. We are not aware of any matters in the third quarter of 2025 that are required to be disclosed pursuant to this standard.

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

On November 4, 2024, the Company acquired Stericycle. At the time of the acquisition, Stericycle was subject to the following legal matter, which is now a legal matter of our wholly-owned subsidiary.

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

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff was appointed and an amended complaint was filed in January 2023. The amended complaint sought damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act of 1934, as amended, based on alleged misrepresentations and omissions concerning the anticipated time for completion of our acquisition of Advanced Disposal. In August 2025, the court granted preliminary approval of a settlement that will be covered by insurance, with a final approval hearing scheduled for December 2025. We do not believe that the eventual outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of September 30, 2025 and December 31, 2024, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

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

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions):

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
Three Months Ended September 30:
2025
Collection and Disposal:
East Tier	$2,336	$638	$2,974	$1,813	$88	$46	$287	$740	$348
West Tier	2,228	560	2,788	1,738	88	—	234	728	271
Other Ancillary	757	51	808	773	28	—	7	—	12
Collection and Disposal(e)(f)(g)	5,321	1,249	6,570	4,324	204	46	528	1,468	631
Recycling Processing and Sales(e)	372	98	470	389	16	155	47	(137)	59
WM Renewable Energy(f)	115	1	116	63	5	11	16	21	114
WM Healthcare Solutions(g)(h)	628	110	738	511	129	9	110	(21)	42
Corporate and Other(f)	7	7	14	6	316	6	28	(342)	1
Total	$6,443	$1,465	$7,908	$5,293	$670	$227	$729	$989	$847

Intercompany Elimination(a)			(1,465)	(1,460)	(5)	—	—	—
Net			6,443	3,833	665	227	729	989

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
2024
Collection and Disposal:
East Tier	$2,242	$584	$2,826	$1,747	$96	$2	$263	$718	$305
West Tier	2,138	524	2,662	1,657	95	(19)	221	708	306
Other Ancillary	704	46	750	714	29	—	7	—	17
Collection and Disposal(e)(f)	5,084	1,154	6,238	4,118	220	(17)	491	1,426	628
Recycling Processing and Sales(e)	432	71	503	434	16	(1)	33	21	124
WM Renewable Energy(f)	87	1	88	41	3	7	9	28	147
Corporate and Other(f)	6	5	11	32	291	19	25	(356)	(10)
Total	$5,609	$1,231	$6,840	$4,625	$530	$8	$558	$1,119	$889

Intercompany Elimination(a)			(1,231)	(1,226)	(5)	—	—	—
Net			5,609	3,399	525	8	558	1,119

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
Nine Months Ended September 30:
2025
Collection and Disposal:
East Tier	$6,768	$1,826	$8,594	$5,336	$264	$54	$810	$2,130	$905
West Tier	6,561	1,620	8,181	5,066	257	2	692	2,164	828
Other Ancillary	2,195	154	2,349	2,244	89	16	20	(20)	41
Collection and Disposal(e)(f)(g)	15,524	3,600	19,124	12,646	610	72	1,522	4,274	1,774
Recycling Processing and Sales(e)	1,137	280	1,417	1,175	45	161	131	(95)	167
WM Renewable Energy(f)	321	2	323	177	11	11	46	78	351
WM Healthcare Solutions(g)(h)	1,893	326	2,219	1,507	434	27	316	(65)	122
Corporate and Other(f)	16	23	39	28	965	7	78	(1,039)	(111)
Total	$18,891	$4,231	$23,122	$15,533	$2,065	$278	$2,093	$3,153	$2,303

Intercompany Elimination(a)			(4,231)	(4,214)	(17)	—	—	—
Net			18,891	11,319	2,048	278	2,093	3,153

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
2024
Collection and Disposal:
East Tier	$6,501	$1,677	$8,178	$5,079	$274	$4	$757	$2,064	$726
West Tier	6,207	1,529	7,736	4,829	278	(19)	639	2,009	725
Other Ancillary	2,014	135	2,149	2,053	87	(2)	20	(9)	40
Collection and Disposal(e)(f)	14,722	3,341	18,063	11,961	639	(17)	1,416	4,064	1,491
Recycling Processing and Sales(e)	1,205	209	1,414	1,207	46	(1)	93	69	351
WM Renewable Energy(f)	225	3	228	120	8	7	26	67	361
Corporate and Other(f)	18	18	36	98	839	75	80	(1,056)	15
Total	$16,170	$3,571	$19,741	$13,386	$1,532	$64	$1,615	$3,144	$2,218

Intercompany Elimination(a)			(3,571)	(3,556)	(15)	—	—	—
Net			16,170	9,830	1,517	64	1,615	3,144
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.
(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(d)	Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(e)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the three and nine months ended September 30, 2025 are $19 million and $59 million, respectively. The amounts in income from operations for three and nine months ended September 30, 2024, are $29 million and $77 million, respectively.
(f)	WM Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal and Corporate and Other businesses for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the three and nine months ended September 30, 2025 are $17 million and $48 million, respectively. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for WM Renewable Energy for the three and nine months ended September 30, 2024 are $13 million and $34 million, respectively. Prior to the fourth quarter of 2024, amounts related to intercompany royalty payments were adjusted through income from operations. Prior periods have been recast to conform to current year presentation.
(g)	Our Collection and Disposal business records intercompany operating revenue for collection and disposal services provided to WM Healthcare Solutions. The total amount of intercompany operating revenues reflected in our Collection and Disposal businesses and in operating expenses for WM Healthcare Solutions for the three and nine months ended September 30, 2025 are $16 million and $36 million, respectively.
(h)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the WM Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the nine months ended September 30, 2025 were made to properly reflect the year to date intra-segment activity. Intra-segment operating revenues and operating expenses within WM Healthcare Solutions for the three and nine months ended September 30, 2025 are $108 million and $315 million, respectively.

Total assets by reportable segment are presented in the table below as follows (in millions):

	September 30,	December 31,
	2025	2024
Collection and Disposal:
East Tier	$15,964	$15,328
West Tier	12,049	11,786
Other Ancillary	808	779
Collection and Disposal	28,821	27,893
Recycling Processing and Sales	2,710	2,686
WM Renewable Energy	1,879	1,544
WM Healthcare Solutions	9,098	9,406
Corporate and Other	4,019	3,785
Elimination of intercompany investments and advances	(919)	(747)
Total assets, per Condensed Consolidated Balance Sheet	$45,608	$44,567

The mix of operating revenues from our major lines of business for the three and nine months ended September 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Three Months Ended September 30:
2025
Commercial	$1,419	$223	$1,642
Industrial	808	234	1,042
Residential	884	22	906
Other collection	819	69	888
Total collection	3,930	548	4,478
Landfill	995	407	1,402
Transfer	396	294	690
Total Collection and Disposal	5,321	1,249	6,570
Recycling Processing and Sales	372	98	470
WM Renewable Energy	115	1	116
WM Healthcare Solutions	628	110	738
Corporate and Other	7	7	14
Total	$6,443	$1,465	$7,908

2024
Commercial	$1,359	$205	$1,564
Industrial	797	206	1,003
Residential	875	22	897
Other collection	765	57	822
Total collection	3,796	490	4,286
Landfill	923	388	1,311
Transfer	365	276	641
Total Collection and Disposal	5,084	1,154	6,238
Recycling Processing and Sales	432	71	503
WM Renewable Energy	87	1	88
Corporate and Other	6	5	11
Total	$5,609	$1,231	$6,840

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Nine Months Ended September 30:
2025
Commercial	$4,197	$657	$4,854
Industrial	2,339	656	2,995
Residential	2,628	66	2,694
Other collection	2,368	209	2,577
Total collection	11,532	1,588	13,120
Landfill	2,871	1,170	4,041
Transfer	1,121	842	1,963
Total Collection and Disposal	15,524	3,600	19,124
Recycling Processing and Sales	1,137	280	1,417
WM Renewable Energy	321	2	323
WM Healthcare Solutions	1,893	326	2,219
Corporate and Other	16	23	39
Total	$18,891	$4,231	$23,122

2024
Commercial	$4,005	$586	$4,591
Industrial	2,323	592	2,915
Residential	2,592	67	2,659
Other collection	2,192	162	2,354
Total collection	11,112	1,407	12,519
Landfill	2,588	1,137	3,725
Transfer	1,022	797	1,819
Total Collection and Disposal	14,722	3,341	18,063
Recycling Processing and Sales	1,205	209	1,414
WM Renewable Energy	225	3	228
Corporate and Other	18	18	36
Total	$16,170	$3,571	$19,741
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

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

Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to (i) finalizing the review and valuation of trade names, permits, customer relationships and certain property plant and equipment and other intangibles (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable and amortizable assets and (ii) finalizing the review and valuation of accrued expenses, contingent liabilities, deferred taxes and goodwill (including key assumptions, inputs and estimates).

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

The following table shows the preliminary purchase price allocation as of the date acquired and adjustments to September 30, 2025 (in millions):

	November 4, 2024	Adjustments	September 30, 2025
Cash and cash equivalents	$198	$—	$198
Accounts and other receivables	506	(44)	462
Parts and supplies	19	—	19
Other current assets	64	(2)	62
Assets held for sale (a)	125	(5)	120
Property and equipment	782	(35)	747
Goodwill	3,633	131	3,764
Other intangible assets	3,536	(54)	3,482
Other assets	619	(9)	610
Accounts payable	(186)	1	(185)
Accrued liabilities	(336)	(26)	(362)
Deferred revenues	(77)	—	(77)
Current portion of long-term debt	(5)	—	(5)
Liabilities held for sale (a)	(35)	—	(35)
Long-term debt, less current portion	(510)	—	(510)
Deferred income taxes	(884)	39	(845)
Other liabilities	(542)	—	(542)
Total purchase price	$6,907	$(4)	$6,903
(a)	Represents Stericycle’s Spain and Portugal subsidiaries. See “Divestitures” below for additional information.

The preliminary allocation of $3,482 million for other intangible assets includes (i) $2,296 million for customer relationships with a weighted average amortization period of 15 years; (ii) $610 million for indefinite lived trade names; (iii) $319 million for indefinite lived permits; (iv) $114 million for finite lived trade names with a weighted average amortization period of 2.9 years; (v) $138 million for enterprise resource planning software with a weighted average amortization period of 4.7 years and (vi) $5 million for developed technology with an amortization period of 17 years.

2025 Acquisitions

During the nine months ended September 30, 2025, we completed solid waste and recycling acquisitions with total consideration of $442 million, which included $399 million in net cash paid and $43 million of other consideration, specifically purchase price holdbacks. In addition, we paid $8 million of holdbacks related to prior year acquisitions.

Total consideration for our 2025 acquisitions was primarily allocated to $91 million of property and equipment, $45 million of other intangible assets, primarily customer relationships, and $322 million of goodwill. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible. We remain in the measurement period for most of our 2025 acquisitions, and adjustments to our preliminary purchase price allocation may occur.

Divestitures

On January 2, 2025, we completed the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested subsidiaries, no gain or loss was recognized.

9. Restructuring

During the three and nine months ended September 30, 2025, we recognized $14 million and $39 million of pre-tax restructuring charges, primarily related to employee costs associated with the integration of Stericycle as well as employee retention and severance costs incurred to support automation at our recycling facilities and in certain back-office functions.

10.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2025 includes (i) a $152 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier and (iii) an $11 million negotiated payment for early termination of a contract in our WM Renewable Energy segment. The nine months ended September 30, 2025 also includes a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal businesses.

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2024 primarily relates to a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our November 2024 acquisition of Stericycle. The nine months ended September 30, 2024 included a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business. This charge is reflected in our Corporate and Other measures within our segment reporting.

11.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2024	$44	$15	$(179)	$5	$(115)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $5, $0 and $0, respectively	(3)	13	78	—	88
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(4)	—	—	—	(4)
Net current period other comprehensive income (loss)	(7)	13	78	—	84
Balance, September 30, 2025	$37	$28	$(101)	$5	$(31)

12.  Common Stock Repurchase Program

The Company may repurchase shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

There were no common stock repurchases during the nine months ended September 30, 2025. As a result of the incremental debt incurred to fund the Stericycle acquisition, the Company has temporarily suspended share repurchases. We expect to resume share repurchases once the Company’s leverage returns to targeted levels.

13.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2025	2024
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$79	$56
Equity securities	83	70
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	544	445
Total assets measured at fair value	$706	$571
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

Fair Value of Debt

As of September 30, 2025 and December 31, 2024, the carrying value of our debt was $23.4 billion and $23.9 billion, respectively. The estimated fair value of our debt was approximately $23.0 billion and $22.9 billion as of September 30, 2025 and December 31, 2024, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2025 and December 31, 2024. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

See Note 8 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Stericycle. See Note 10 for information related to our nonrecurring Level 3 fair value measurements.

14.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $636 million and $707 million as of September 30, 2025 and December 31, 2024, respectively. The debt balance related to our investments in low-income housing properties was $635 million and $670 million as of September 30, 2025 and December 31, 2024, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our

Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $121 million and $111 million as of September 30, 2025 and December 31, 2024, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $138 million and $128 million as of September 30, 2025 and December 31, 2024, respectively.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinions, views or beliefs about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions, including our ability to integrate the acquisition of Stericycle and achieve the anticipated benefits therefrom, including synergies; legal, regulatory, operational, technological and other matters that may affect the costs and timing of our ability to integrate and deliver all of the expected benefits of the Stericycle acquisition; failure to maintain an effective system of internal control over financial reporting; existing or new environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, recyclables, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; exposure to different regulatory, legal, financial and economic conditions in international jurisdictions; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations and incentives; focus on and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition; pricing actions; impacts from international trade restrictions and tariffs; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; changing conditions in the healthcare industry; changing conditions in the recycling industry, including impacts on demand, pricing and availability of counterparties; weakness in general economic conditions and capital markets; instability of financial institutions; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; inability to adapt and manage the benefits and risks of artificial intelligence; negative outcomes of litigation or governmental proceedings, including those acquired through transactions; and operational or management decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

Stericycle Acquisition

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle, Inc., a provider of regulated waste and compliance services and secure information destruction services that protect people and brands, promote health and well-being and safeguard the environment. The post-closing operating results of Stericycle have been included in our Condensed Consolidated Financial Statements as a new reportable segment referred to as WM Healthcare Solutions. Since closing the acquisition we have prioritized service delivery for our customers and the integration of operations into WM’s organizational structure, ensuring business alignment with WM’s core values and capturing synergies through reduction of duplicative processes and costs. We have also focused on business integration and process optimization through technological enhancements, establishing a performance management approach aimed at accountability, improving customer engagement, billing and collection processes to deliver cash flow, enhancing customer lifetime value and optimizing disposal costs by internalizing waste within our integrated asset portfolio.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship are embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customers will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant investments in our WM Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. In addition, with our acquisition of Stericycle, we have advanced our growth strategy and built upon our sustainability initiatives. The acquisition provides a complementary business platform in regulated waste and compliance services involving medical waste, a sector with attractive near- and long-term growth dynamics and in secure information destruction services to further our leading suite of comprehensive waste and environmental solutions. Furthermore, we are also evaluating and pursuing emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered, and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing regulated waste and compliance services and secure information destruction and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2025 Sustainability Report providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the planned and ongoing expansion of the Company’s Recycling Processing and Sales and WM Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and WM Renewable Energy segments. During the nine months ended September 30, 2025, we experienced decreases in market prices for recycled commodities when compared to the prior year period caused by a number of factors, including the closure of domestic paper mills, a decrease in demand for recycled content by certain consumer goods producers, focused reduction in cardboard packaging and overall market conditions. While the combined impacts of commodity price fluctuations from the prior year had a modestly favorable impact on the WM Renewable Energy segment in the first nine months of 2025, we may experience more significant impacts from fluctuations in the prices of renewable identification numbers (“RINs”) and natural gas in the future.

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

Current Quarter Financial Results

During the third quarter of 2025, we continued to focus on our priorities to advance our strategy – enhancing employee engagement, permanently reducing our cost to serve our customers through the use of technology and automation, investing in growth through our Recycling Processing and Sales and WM Renewable Energy segments and integrating the Stericycle business. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. We remain committed to our investment in recycling automation, which reduces costs and increases throughput, positioning us to overcome commodity price headwinds and deliver a differentiated service. As part of the integration of Stericycle, which constitutes our new WM Healthcare Solutions segment, we achieved synergies by reducing costs of duplicative business processes, established a performance management approach aimed at accountability and continued to improve customer engagement, billing and collection processes to deliver cash flow.

Key elements of our financial results for the third quarter include:

●	Revenues of $6,443 million, compared to $5,609 million in the prior year period, an increase of $834 million, or 14.9%. The increase is primarily attributable to (i) our recent acquisitions, particularly Stericycle; (ii) higher yield in our Collection and Disposal businesses and (iii) higher volumes primarily in our landfill, renewable energy, industrial collection and recycling businesses. The increase was partially offset by lower residential collection volumes and a reduction in single-stream and brokerage recycled commodity prices;
●	Operating expenses of $3,833 million, or 59.5% of revenues, compared to $3,399 million, or 60.6% of revenues, in the prior year period. Despite the increase in operating expenses, efficiency gains, improved turnover and momentum in truck deliveries, combined with the benefit of price increases and high margin special waste volumes, positioned us to reduce our operating expenses as a percentage of revenue when compared to the prior year period;
●	Selling, general and administrative expenses were $665 million, or 10.3% of revenues, compared to $525 million, or 9.4% of revenues, in the prior year period. The $140 million increase is primarily attributable to our recent acquisitions, particularly Stericycle, including consulting and technology costs incurred to support Stericycle’s integration;
●	Income from operations was $989 million, or 15.3% of revenues, compared to $1,119 million, or 20.0% of revenues, in the prior year period. The $130 million decrease is primarily attributable to (i) a $152 million charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) higher depreciation and amortization costs and integration-related expenses arising from our Stericycle acquisition; (iii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier and (iv) an $11 million negotiated payment for early termination of a contract in our WM Renewable Energy segment. These reductions were partially offset by growth in our Collection and Disposal businesses and declines in annual incentive compensation and employee benefit expenses;
●	Net income attributable to Waste Management, Inc. was $603 million, or $1.49 per diluted share, compared to $760 million, or $1.88 per diluted share, in the prior year period. The $157 million decrease was primarily driven by a decrease in income from operations, discussed above, and increased interest expense related to the additional debt incurred to finance our Stericycle acquisition. These decreases were partially offset by lower income tax expense;
●	Net cash provided by operating activities was $1,592 million compared to $1,358 million in the prior year period, with the increase driven by (i) higher earnings in our Collection and Disposal businesses; (ii) contributions from our recent acquisitions and (iii) lower cash tax payments. These increases were partially offset by higher cash interest payments primarily due to additional debt incurred to fund our acquisition of Stericycle;
●	Free cash flow was $821 million compared to $618 million in the prior year period. The increase in free cash flow is attributable to the increase in net cash provided by operating activities discussed above, partially offset by a planned reduction in capital investment in our sustainability growth projects as we move from peak construction of this portfolio into a period where we will harvest strong returns on these businesses. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues from our major lines of business for the three and nine months ended September 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Three Months Ended September 30:
2025
Commercial	$1,419	$223	$1,642
Industrial	808	234	1,042
Residential	884	22	906
Other collection	819	69	888
Total collection	3,930	548	4,478
Landfill	995	407	1,402
Transfer	396	294	690
Total Collection and Disposal	5,321	1,249	6,570
Recycling Processing and Sales	372	98	470
WM Renewable Energy	115	1	116
WM Healthcare Solutions	628	110	738
Corporate and Other	7	7	14
Total	$6,443	$1,465	$7,908

2024
Commercial	$1,359	$205	$1,564
Industrial	797	206	1,003
Residential	875	22	897
Other collection	765	57	822
Total collection	3,796	490	4,286
Landfill	923	388	1,311
Transfer	365	276	641
Total Collection and Disposal	5,084	1,154	6,238
Recycling Processing and Sales	432	71	503
WM Renewable Energy	87	1	88
Corporate and Other	6	5	11
Total	$5,609	$1,231	$6,840

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)(b)	Revenues
Nine Months Ended September 30:
2025
Commercial	$4,197	$657	$4,854
Industrial	2,339	656	2,995
Residential	2,628	66	2,694
Other collection	2,368	209	2,577
Total collection	11,532	1,588	13,120
Landfill	2,871	1,170	4,041
Transfer	1,121	842	1,963
Total Collection and Disposal	15,524	3,600	19,124
Recycling Processing and Sales	1,137	280	1,417
WM Renewable Energy	321	2	323
WM Healthcare Solutions	1,893	326	2,219
Corporate and Other	16	23	39
Total	$18,891	$4,231	$23,122

2024
Commercial	$4,005	$586	$4,591
Industrial	2,323	592	2,915
Residential	2,592	67	2,659
Other collection	2,192	162	2,354
Total collection	11,112	1,407	12,519
Landfill	2,588	1,137	3,725
Transfer	1,022	797	1,819
Total Collection and Disposal	14,722	3,341	18,063
Recycling Processing and Sales	1,205	209	1,414
WM Renewable Energy	225	3	228
Corporate and Other	18	18	36
Total	$16,170	$3,571	$19,741
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Beginning with the 2024 Form 10-K, the Company adjusted gross and intercompany operating revenues to reflect the 15% royalty paid by WM Renewable Energy to our Collection and Disposal and Corporate and Other businesses for the purchase of landfill gas. There was no change to net operating revenues. Prior periods have been recast to conform to current presentation.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024				Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$185	3.8%			$551	3.9%
Recycling Processing and Sales and WM Renewable Energy (c)	(74)	(14.0)			(99)	(6.8)
Energy surcharge and mandated fees	12	5.0			19	2.8
Total average yield (d)			$123	2.2%			$471	2.9%
Volume (e)			43	0.8			166	1.0
Internal revenue growth			166	3.0			637	3.9
Acquisitions			674	11.9			2,114	13.1
Divestitures			(3)	—			(13)	(0.1)
Foreign currency translation			(3)	—			(17)	(0.1)
Total			$834	14.9%			$2,721	16.8%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenues adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenues adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and WM Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the changes in our revenues attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2025 vs. 2024		September 30, 2025 vs. 2024
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$67	4.7%	$221	5.2%
Industrial	21	2.3	78	2.9
Residential	55	6.5	145	5.8
Total collection	143	4.2	444	4.5
Landfill	23	2.7	57	2.4
Transfer	19	5.6	50	5.1
Total Collection and Disposal	$185	3.8%	$551	3.9%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste, which achieved average yield of 6.7% and 6.0% for the three and nine months ended September 30, 2025, respectively.

Recycling Processing and Sales and WM Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $72 million and $113 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. Average market prices for single-stream recycled commodities declined nearly 35% and 15% for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. Revenues attributable to yield in our WM Renewable Energy segment decreased $2 million and increased $14 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. Year-to-date increases in natural gas and electricity pricing were partially offset by declines in RINs pricing. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees increased $12 million and $19 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. During the three and nine months ended September 30, 2025, as compared to the prior year periods, mandated fees increased $4 million and $29 million, respectively. Fluctuations in energy surcharges drove an increase of $8 million for the quarter to date period and a decrease of $10 million for the year to date period. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations, particularly in our West Tier.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $43 million and $166 million for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. For the three months ended September 30, 2025, volume growth was led by our landfill business, with increases in municipal solid waste and special waste. Industrial collection volumes rose for the first time since 2022, and growth projects drove gains in our WM Renewable Energy and Recycling Processing and Sales segments. These gains were partially offset by a decline in residential collection volumes, reflecting our strategic exit from lower-margin contracts. In addition to the growth in the quarter, the year-to-date period benefited from elevated special waste volumes in the West Tier driven by wildfire clean-up efforts that were completed by August 2025, and an increase in Strategic Business Solutions volumes due to our differentiated service model. These gains were also partially offset by a decline in residential collection volumes, reflecting our strategic exit from lower-margin contracts.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $671 million, or 11.9%, and $2,101 million, or 13.0%, respectively, for the three and nine months ended September 30, 2025, as compared to the prior year periods. This increase was primarily due to our acquisition of Stericycle in November 2024. The remaining increase was related to our ongoing investment in tuck-in collection and disposal businesses.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Labor and related benefits	$1,139	17.7%	$962	17.2%	$3,342	17.7%	$2,780	17.2%
Transfer and disposal costs	357	5.5	339	6.0	1,055	5.6	981	6.1
Maintenance and repairs	569	8.8	527	9.4	1,698	9.0	1,538	9.5
Subcontractor costs	657	10.2	576	10.3	1,888	10.0	1,673	10.3
Cost of goods sold	233	3.6	282	5.0	715	3.8	766	4.7
Fuel	132	2.1	106	1.9	392	2.1	329	2.0
Disposal and franchise fees and taxes	211	3.3	197	3.5	607	3.2	559	3.5
Landfill operating costs	138	2.1	130	2.3	404	2.1	393	2.4
Risk management	72	1.1	96	1.7	278	1.4	269	1.7
Other	325	5.1	184	3.3	940	5.0	542	3.4
	$3,833	59.5%	$3,399	60.6%	$11,319	59.9%	$9,830	60.8%

Our operating expenses for the three and nine months ended September 30, 2025 increased as compared to the three and nine months ended September 30, 2024, primarily due to (i) our recent acquisitions, particularly Stericycle; (ii) increased landfill volumes and (iii) moderate inflationary pressures. These increases were offset, in part, by (i) lower residential volumes; (ii) decreased cost of goods sold attributable to lower recycling commodity prices; (iii) continued operating efficiency and cost control initiatives in our Collection and Disposal businesses and (iv) lower annual incentive compensation and employee benefit expenses. Despite the overall increase in operating expenses, efficiency gains, improved turnover and momentum in truck deliveries, combined with the benefit of price increases and high margin special waste volumes, positioned us to reduce our operating expenses as a percentage of revenue when compared to the prior year period.

Significant items affecting operating expenses during the three and nine months ended September 30, 2025, as compared to the prior year periods, are summarized below:

Labor and Related Benefits —The increase in labor and related benefits costs was driven by the addition of employees as a result of our recent acquisitions, particularly Stericycle, and annual employee wage increases. The increase was offset, in part, by (i) lower annual incentive compensation and employee benefit expenses; (ii) residential collection efficiency improvements; (iii) lower residential volumes attributable to intentional shedding of lower margin contracts and (iv) improved driver retention.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to our recent acquisitions and inflationary cost pressures, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers. This increase was partially offset by lower residential volumes attributable to intentional shedding of lower margin contracts.

Maintenance and Repairs — The increase in maintenance and repairs costs was driven by (i) additional costs incurred as a part of our recent acquisitions; (ii) inflation in parts, supplies and third-party services and (iii) annual employee wage increases and higher technician headcount. These increases were offset, in part, by an increase in new truck deliveries, which lowered the average fleet age and reduced demand for parts, supplies and third-party services.

Subcontractor Costs — The increase in subcontractor costs was primarily due to additional costs incurred as a part of our recent acquisitions and continued inflationary cost pressures, particularly labor costs from third-party haulers.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by a 35% and 15% decrease in average market prices for single-stream recycled commodities for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. This decrease was partially offset by additional pipeline transportation costs attributable to new RNG facilities brought on-line since the prior year periods.

Fuel — The increase in fuel costs was primarily due to our recent acquisitions and the expiration of the federal alternative fuel tax credit on December 31, 2024. For the nine months ended September 30, 2025, the increase was partially offset by declines in diesel prices.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily driven by increased landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs for the three and nine months ended September 30, 2025, as compared to the prior year periods, was primarily due to an increase in volumes and higher leachate treatment costs in our West Tier. Partially offsetting the increase for the nine months ended September 30, 2025 were certain adjustments to increase our environmental remediation reserve during the first quarter of 2024.

Risk Management — Risk management costs decreased for the three months ended September 30, 2025, as compared to the prior year period, primarily due to an insurance recovery associated with a 2022 transfer station fire and improved claims experience. These reductions were offset, in part, by additional claims and premiums attributable to our recent acquisitions, particularly Stericycle. The increase for the nine months ended September 30, 2025, as compared to the prior year period, was due to additional claims and premiums attributable to our recent acquisitions, particularly, Stericycle, and increases in claims costs due to negative claim development on a limited population of severe cases during the first quarter of 2025. These increases were offset, in part, by increased insurance recoveries and improved claims experience.

Other — Other operating cost increases were primarily due to (i) additional expenses attributable to our recent acquisitions, particularly Stericycle; (ii) gains on the sale of real estate in 2024 and, to a much lesser extent, (iii) increased utility costs and property taxes largely attributable to new RNG plants brought on-line since the prior year periods.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Labor and related benefits	$402	6.2%	$324	5.8%	$1,241	6.6%	$961	6.0%
Professional fees	100	1.6	89	1.6	298	1.6	200	1.2
Provision for bad debts	18	0.3	11	0.2	61	0.3	37	0.2
Other	145	2.2	101	1.8	448	2.3	319	2.0
	$665	10.3%	$525	9.4%	$2,048	10.8%	$1,517	9.4%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2025, as compared to the prior year periods, primarily due to our recent acquisitions, particularly Stericycle, including consulting and technology costs incurred to support Stericycle’s integration.

Significant items affecting selling, general and administrative expenses during the three and nine months ended September 30, 2025, as compared to the prior year periods, are summarized below:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily related to (i) our recent acquisitions, particularly Stericycle; (ii) higher long-term incentive compensation costs and (iii) annual employee wage increases. These increases were partially offset by lower annual incentive compensation and employee benefit costs.

Professional Fees —The increase in professional fees was primarily attributable to our acquisition of Stericycle, including integration, business optimization and system development costs.

Provision for Bad Debts — The increase in provision for bad debts during the three months ended September 30, 2025, as compared to the prior year period, was primarily due to variability in the adjustments to our allowance for doubtful accounts driven by changes in the balance and slight changes in mix of accounts receivable. Additionally, there was an increase for the nine months ended September 30, 2025, as compared to the prior year period, primarily attributable to our WM Healthcare Solutions segment driven by legacy Stericycle data and system challenges.

Other — The increase in other expenses was primarily related to increased spend across multiple cost categories, including technology, risk management and travel, largely driven by the acquisition and integration of Stericycle.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Depreciation of tangible property and equipment	$394	6.1%	$323	5.8%	$1,151	6.1%	$943	5.8%
Depletion of landfill airspace	227	3.5	203	3.6	630	3.3	580	3.6
Amortization of intangible assets	108	1.7	32	0.5	312	1.7	92	0.6
	$729	11.3%	$558	9.9%	$2,093	11.1%	$1,615	10.0%

The increase in depreciation of tangible property and equipment for the three and nine months ended September 30, 2025, as compared to the prior year periods, was driven by our recent acquisitions and increased investments in capital assets such as trucks, equipment and landfills. The increase in depletion of landfill airspace for the three months ended September 30, 2025, as compared to the prior year period, was primarily driven by volume increases. The increase in depletion of landfill airspace for the nine months ended September 30, 2025, as compared to the prior year period, was primarily driven by volume increases, including increases driven by wildfire volumes. The increase in amortization of intangible assets for the three and nine months ended September 30, 2025 was primarily driven by the amortization of customer relationships and other intangibles acquired as part of the Stericycle acquisition.

Restructuring

Restructuring charges for the three and nine months ended September 30, 2025 were primarily driven by employee costs related to integration of our acquisition of Stericycle as well as employee retention and severance costs incurred to support automation at our recycling facilities and in certain back-office functions.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2025 includes (i) a $152 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier and (iii) an $11 million negotiated payment for early termination of a contract in our WM Renewable Energy segment. The nine months ended September 30, 2025 also includes a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal businesses.

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2024 primarily relates to a $14 million loss associated with the divestiture of a minority investment in a medical waste company within Corporate and Other, in connection with our November 2024 acquisition of Stericycle. The nine months ended September 30, 2024 included a $54 million charge required to increase the estimated fair value of a liability associated with the expected disposition of an investment the Company holds in a waste diversion technology business. This charge is reflected in our Corporate and Other measures within our segment reporting.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2025	2024	Change		2025	2024	Change
Collection and Disposal:
East Tier	$740	$718	$22	3.1%	$2,130	$2,064	$66	3.2%
West Tier	728	708	20	2.8	2,164	2,009	155	7.7
Other Ancillary	—	—	—	*	(20)	(9)	(11)	*
Collection and Disposal	1,468	1,426	42	2.9	4,274	4,064	210	5.2
Recycling Processing and Sales	(137)	21	(158)	*	(95)	69	(164)	*
WM Renewable Energy	21	28	(7)	(25.0)	78	67	11	16.4
WM Healthcare Solutions	(21)	—	(21)	*	(65)	—	(65)	*
Corporate and Other	(342)	(356)	14	(3.9)	(1,039)	(1,056)	17	(1.6)
Total	$989	$1,119	$(130)	(11.6)%	$3,153	$3,144	$9	0.3%
Percentage of revenues	15.3%	20.0%			16.7%	19.4%

*Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2025, as compared to the prior year periods, are summarized below:

●	Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to (i) revenue growth from price increases, which translate into increased yield or average unit price; (ii) elevated special waste volume in our West Tier, which was favorably impacted by the wildfire clean-up activities that were completed by August 2025; (iii) contributions from our strategic acquisitions; (iv) actions to improve the efficiency and operating costs incurred to serve our customers and (v) a decline in employee benefit expenses. These increases were partially offset by (i) higher depreciation and depletion costs as discussed in Depreciation, Depletion and Amortization Expenses above; (ii) prior year gains on the sale of non-strategic assets and (iii) a $45 million impairment charge in the current year related to the decision to accelerate the closure of a landfill within our East Tier.
●	Recycling Processing and Sales — The decline in income from operations in Recycling Processing and Sales was primarily due to a $152 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities resulting from significant deterioration of market pricing and demand for post-consumer plastics and declining commodity prices compared to the prior year periods. These decreases were partially offset by increased volumes, which can be attributed to the improved throughput of our facilities and the addition of new market facilities, and improved operating costs from the automation of our recycling facilities.

●	WM Renewable Energy — The decline in income from operations in WM Renewable Energy for the three months ended September 30, 2025, as compared to the prior year period, was primarily due to declines in RINs pricing and a negotiated payment for early termination of a contract. This decline was partially offset by higher volumes resulting from the completion of projects that increase the beneficial use of landfill gas sold to third parties and an increase in electricity pricing. The increase in income from operations for the nine months ended September 30, 2025, as compared to the prior year period, was due to higher electricity pricing and higher volumes resulting from the completion of projects that increase the beneficial use of landfill gas sold to third parties.
●	WM Healthcare Solutions — The positive earnings contributions from the WM Healthcare Solutions business during the three and nine months ended September 30, 2025, were more than offset by depreciation and amortization expenses and integration related expenses, driving a loss in both periods.
●	Corporate and Other — The increase in income from operations for the three and nine months ended September 30, 2025, as compared to the prior year periods, was due to (i) lower annual incentive compensation; (ii) transaction costs incurred in the prior year in connection with our Stericycle acquisition and (iii) a prior year charge associated with the divestiture of a minority investment in a medical waste company. The increase was partially offset by (i) higher long term incentive compensation; (ii) annual employee wage increases and (iii) increases in consulting fees driven by integration and business optimization activities related to the acquisition of Stericycle. Additionally, for the nine months ended September 30, 2025, the increase was further offset by a $54 million charge in the prior year period to increase the estimated fair value of a liability associated with the expected disposition of an investment we hold in a waste diversion technology business.

Interest Expense, Net

Our interest expense, net was $225 million and $689 million for the three and nine months ended September 30, 2025, respectively, compared to $131 million and $397 million for the three and nine months ended September 30, 2024, respectively. The increase is primarily related to an increase in our average debt balances to fund our November 2024 acquisition of Stericycle.

Income Tax Expense

Our income tax expense and effective income tax rate was $172 million, or 22.2%, and $524 million, or 21.0%, for the three and nine months ended September 30, 2025, respectively, compared to $235 million, or 23.6%, and $611 million, or 22.2%, for the three and nine months ended September 30, 2024, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$175	$414
Restricted funds and other:
Insurance reserves	$502	$385
Final capping, closure, post-closure and environmental remediation funds	138	128
Other	31	—
Total restricted funds and other (a)	$671	$513
Debt:
Current portion	$880	$1,359
Long-term portion	22,482	22,541
Total debt	$23,362	$23,900
(a)	As of September 30, 2025 and December 31, 2024, $130 million and $100 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of September 30, 2025, we had approximately $3.9 billion of debt maturing within the next 12 months, including (i) $1.5 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities;  (ii) $861 million of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $500 million of 0.75% senior notes that mature in November 2025; (iv) $223 million of 7.1% senior notes that mature in August 2026; (v) $359 million of 2.6% Canadian senior notes that mature in September 2026 and (vi) $380 million of other debt with scheduled maturities within the next 12 months, including $188 million of tax-exempt bonds. As of September 30, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $880 million of debt maturing in the next 12 months is classified as current obligations.

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

	September 30,	December 31,
	2025	2024
Balance Sheet Information:
Current assets	$66	$15
Noncurrent assets	13	14
Current liabilities	896	1,367
Noncurrent liabilities:
Advances due to affiliates	17,274	15,328
Other noncurrent liabilities	20,018	20,140

Nine Months Ended
September 30, 2025
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	(510)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2025	2024
Net cash provided by operating activities	$4,345	$3,879
Net cash used in investing activities	$(2,699)	$(2,839)
Net cash used in financing activities	$(1,830)	$(903)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $466 million for the nine months ended September 30, 2025, as compared to the prior year period, driven by higher earnings in the majority of our segments, including the contributions from our recent acquisitions, and lower cash tax payments. These increases were partially offset by higher cash interest primarily due to additional debt incurred to fund our acquisition of Stericycle and higher annual incentive compensation payments. We continue to execute well in optimizing working capital, particularly in reducing days sales outstanding and aligning our days-to-pay measure with contract terms, though overall working capital changes have been pressured by the Stericycle acquisition.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2025 and 2024 are summarized below:

●	Capital Expenditures — We used $2,339 million and $2,116 million for capital expenditures during the nine months ended September 30, 2025 and 2024, respectively. The increase in capital spending is primarily driven by (i) increased investments in capital assets such as trucks, equipment and landfills and (ii) capital expenditures within our WM Healthcare Solutions segment to support the business. The increase in capital spending was partially offset by a planned reduction in capital investment in our sustainability growth projects as we move from peak construction of this portfolio into a period where we will harvest strong returns on these businesses.

●	Acquisitions — Our spending on acquisitions was $403 million and $790 million during the nine months ended September 30, 2025 and 2024, respectively, of which $395 million and $782 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activities related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our solid waste and recycling businesses.
●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested were $108 million and $99 million for the nine months ended September 30, 2025 and 2024, respectively. Proceeds in 2025 primarily related to the sale of our WM Healthcare Solutions’ Spain and Portugal subsidiaries. The remaining 2025 and 2024 proceeds were from the sale of certain non-strategic assets.
●	Other, Net — The year-over-year changes in other investing activities are primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the nine months ended September 30, 2025 and 2024, we used $75 million and $38 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2025 and 2024 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the nine months ended September 30 (in millions):

	2025	2024
Borrowings:
Commercial paper	$14,704	$9,424
Senior notes	—	1,490
Tax-exempt bonds	252	—
	$14,956	$10,914
Repayments:
Commercial paper	$(15,133)	$(10,306)
Senior notes	(422)	(156)
Tax-exempt bonds	(110)	(60)
Other debt	(107)	(97)
	$(15,772)	$(10,619)
Net cash borrowings (repayments)	$(816)	$295

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the nine months ended September 30, 2024, we used $262 million to repurchase shares of our common stock under accelerated share repurchase agreements. In the fourth quarter of 2024, we announced our temporary suspension of share repurchase activity as a result of the acquisition of Stericycle. We expect to resume share repurchases once the Company’s leverage returns to targeted levels, which is currently projected to be the second quarter of 2026.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $1,001 million and $909 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.75 in 2024 to $0.825 in 2025.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three and nine months ended September 30, 2025 and 2024 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$1,592	$1,358	$4,345	$3,879
Capital expenditures to support the business	(635)	(598)	(1,910)	(1,545)
Capital expenditures - sustainability growth investments (a)	(141)	(183)	(429)	(571)
Total capital expenditures	(776)	(781)	(2,339)	(2,116)
Proceeds from divestitures of businesses and other assets, net of cash divested	5	41	108	99
Free cash flow	$821	$618	$2,114	$1,862
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2025 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2025. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On August 11, 2025, James C. Fish, Jr., Chief Executive Officer and member of our Board of Directors, adopted a stock trading plan (the “Fish Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Fish Plan will commence on February 2, 2026, and will automatically terminate on the earlier of June 30, 2026, and the completion of all the contemplated transactions set forth therein. The Fish plan provides for the potential sale of all net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards for the performance period ended December 31, 2025, upon our common stock reaching specified market prices. Mr. Fish received a target grant of 51,316 PSU awards with a performance period ended December 31, 2025; the number of shares to be paid out to Mr. Fish on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Fish Plan will be determined in the first quarter of 2026 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of 2025 Long Term Incentive Compensation RSU Award Agreement for Tara Hemmer Retention Award [incorporated by reference to Exhibit 10.1 to Form 8-K dated August 27, 2025].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: October 28, 2025