Form 10-K
period 2025-12-31
WASTE MANAGEMENT INC
filed 2026-02-09
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $92.0 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 5, 2026 was 403,335,781 (excluding treasury shares of 226,946,680).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “target,” “plan,” “forecast,” “project,” “estimate,” “intend,” “commit,” “potential” and words of a similar nature and generally include statements regarding future results of operations, including revenues, earnings or cash flows; plans and objectives for the future, including share repurchases; projections, estimates or assumptions relating to our operational or financial performance, including anticipated impacts of the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act; projections, estimates or assumptions relating to our capital expenditures; or our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Waste Management Renewable Energy (“Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Following our 2024 acquisition of Stericycle, Inc. (“Stericycle”), our Healthcare Solutions segment provides regulated waste and compliance services (“RWCS”) and secure information destruction (“SID”) services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal. During 2025, our largest customer represented less than 5% of annual revenues.

We own or operate 257 landfill sites, which is the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 342 transfer stations, excluding those acquired from Stericycle, that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in the U.S. and Canada, handling materials that include cardboard, paper, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our solid waste business.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship is embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customers will yield an attractive profit margin and enhanced service quality. We are furthering our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy that includes significant investments in our Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. In addition, with our acquisition of Stericycle, we have advanced our growth strategy and built upon our sustainability initiatives. The acquisition provides a complementary business platform in medical waste, a sector with attractive near- and long-term growth dynamics, and in secure information destruction services to further our leading suite of comprehensive waste and environmental solutions. Furthermore, we continue to evaluate and plan to pursue emerging diversion technologies that may generate additional value.

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

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry and in any economic environment. In addition, we intend to continue to return value to our stockholders through dividend payments and share repurchases. In December 2025, we announced that our Board of Directors expects to increase the quarterly dividend from $0.825 to $0.945 per share for dividends declared in 2026, which is a 14.5% increase from the quarterly dividends we declared in 2025. This is an indication of our ability to generate strong and consistent cash flows and marks the 23rd consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant. Additionally, given the substantial progress already made on leverage reduction following the Stericycle acquisition, we resumed share repurchases in February 2026. Our Board of Directors approved up to $3.0 billion in future share repurchases, exclusive of fees, commissions and taxes. This new authorization supersedes and replaces the remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2023. Under this new authorization, we currently expect to repurchase approximately $2.0 billion of shares during 2026, while continuing to prioritize a return to our targeted leverage level during the year. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Operations

General

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments but that support our collection and disposal operations, form our “Collection and Disposal” businesses.

Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western, Southern and Central U.S., including the upper Midwest region, and British Columbia, Canada.

We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other. For further discussion refer to Note 19 of our Consolidated Financial Statements.

Collection and Disposal

Services provided through our Collection and Disposal businesses are described below:

Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable, construction and demolition, and organic materials from where it was generated to a transfer station, recycling facility or disposal site. We generally provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have three-year service agreements. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, fuel costs, truck types, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly delivered to a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.
●	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years and typically mirror terms as allowed by statutes by state. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service. The Company is generally phasing out traditional manual systems and moving to further automate residential collection services. Benefits of automation include enhanced worker safety, containerization of waste, improved service delivery to the customer and an overall reduction in the cost to provide services.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2025, we owned or operated 253 solid waste landfills and four hazardous waste landfills, which represents the largest network of landfills throughout the U.S. and Canada. As of December 31, 2025, we owned or controlled the management of 244 sites with remedial activities that are in closure or have received a certification of closure from the applicable regulatory agency. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution and are operated under procedures prescribed by regulation. A landfill must meet federal, state and/or provincial and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Included within our Collection and Disposal businesses are landfills having (i) 19 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 17 third-party RNG facilities processing landfill gas to be sold to natural gas suppliers and (iii) nine third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 86 landfill beneficial use renewable energy projects owned by Renewable Energy on our active landfills, which is eliminated in consolidation.

Transfer. As of December 31, 2025, we owned or operated 342 transfer stations in the U.S. and Canada. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks, rail or barge to disposal sites.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It enables us to manage costs associated with waste disposal because (i) transfer trucks, railcars, rail containers or barge containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our network of operations and (iii) we can retain the volume by managing the transfer of the waste to one of our own disposal sites.

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

Sustainability and Environmental Solutions (“SES”) — Our SES business collaborates with our geographic areas and national accounts sales team to offer our customers end-to-end solutions that help businesses achieve their sustainability, recycling and waste diversion goals while meeting industry-specific compliance requirements and rising environmental demands. These solutions include (i) Sustainability Services, where our employees provide full-service waste management solutions and advisory services, working full-time onsite at our customers’ facilities or through remote-managed programs (this service is managed through our SES business but reflected principally in our collection line of business); (ii) remediation and construction services; (iii) management and marketing of fly ash, which is residue generated from the combustion of coal to generate electricity and (iv) industrial waste services, which uses thermal and mechanical separation technologies to minimize waste volumes and recover commodities at the point of generation. The breadth of these service offerings, combined with our large and expanding network of technology-enabled infrastructure in recycling, organics and renewable energy give us the ability to help customers reduce the amount of waste they generate, identify recycling opportunities and determine efficient and environmentally friendly means for waste collection and disposal. Through these services, we aim to help customers increase circularity and accelerate their decarbonization goals.

Recycling Processing and Sales

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. We are North America’s leading recycler of post-consumer materials. We not only collect materials from households and businesses across the U.S. and Canada, we also process and sell them to manufacturers to be recycled and sold generally within the North American market. Demand for recycled materials is generally growing. Several states have passed minimum-recycled-content mandates, and companies are responding to requirements for recycled content from their own customers and to meet sustainability targets. We are helping expand the availability of recycled materials by investing in infrastructure, increasing access to recycling services and educating customers through our Recycle Right® program.

Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix clean bottles, cans, paper, cups, tubs and cardboard in one bin. Residential single-stream programs have greatly increased recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. In addition to advancing our single stream recycling programs for commercial applications, we continue to invest in recycling technologies and businesses designed to offer services and solutions to support and grow our current operations. We are investing in enhanced recycling facility technology at new and existing facilities to benefit labor productivity, support increased recycling capacity and allow for dynamic adjustments to respond to evolving end-market demands. In 2025 and 2024, we opened eight and three new recycling facilities, respectively, within the U.S. and Canada equipped with advanced recycling technology. We continue to invest in recycling facility automation and new markets across the U.S. and Canada. Our Recycling Processing and Sales segment includes the following:

Materials processing — Through our collection operations and third-party customer base, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our recycling facilities for processing. As of December 31, 2025, we operated 113 recycling facilities, of which 51 are single stream, where cardboard, paper, glass, metals, plastics, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

Organics processing and sales — We collect recyclable food and yard waste from commercial, residential, and industrial customers, and process these materials through a network of mulching, composting, CORe®, and anaerobic digestion facilities. As of December 31, 2025, we operated 49 organics recycling facilities and also partner with third-party processors. Our network of facilities utilizes, markets and sells products including mulch, compost, soil amendments, and renewable energy.

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

Renewable Energy

We develop, operate and promote projects for the beneficial use of landfill gas through our Renewable Energy segment. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2025, we had 103 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 62 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 24 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 17 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three of these projects are on third-party landfills. The revenues from both WM owned and third-party owned facilities are primarily generated through (i) the sale of captured and converted landfill methane gas; (ii) the sale of RINs under the Renewable Fuel Standard (“RFS”) program implemented by the EPA; (iii) sale of Low Carbon Fuel credits designed to stimulate the use of low-carbon fuels and (iv) the sale of energy (electricity and capacity) and associated RECs. Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, Renewable Energy operates and maintains six third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 54 additional third-party landfill beneficial gas use projects in the form of royalties.

Renewable Energy converts landfill gas into several sources of renewable energy, which include RNG, electricity, heat and steam. Renewable Energy also generates RINs under the RFS program, other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet and RECs associated with the production of electricity. Additionally, we generate and sell credits in Canadian and European markets through the Clean Fuels Regulations and the International Sustainability and Carbon Certification System, respectively. The RINs, RECs and other credits are sold to counterparties who are obligated under various regulatory programs and have a responsibility to procure RINs, RECs and other credits in order to offset their fossil fuel production and imports.

Healthcare Solutions

Our Healthcare Solutions segment, through our subsidiary Stericycle, is primarily a business-to-business company providing RWCS and SID services that protect people and brands, promote health and well-being and safeguard the environment. Healthcare Solutions serves customers in the U.S., Canada and Western Europe with solutions to safely manage materials that could otherwise spread disease, contaminate the environment or compromise one’s identity. Services provided through our Healthcare Solutions segment includes the following:

Regulated Waste and Compliance Services

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

Our team members then collect containers at the customer location via our fleet of vehicles. The majority of collected waste is then transported directly to one of our processing facilities or to one of our Healthcare Solutions transfer stations where waste is aggregated until it is transported to a processing facility.

Processing and Disposal of Regulated Waste — Upon arrival at a processing facility, containers or boxes of regulated waste undergo a quality control process to verify that they do not contain any unacceptable substances. Any container or box that is discovered to contain unacceptable waste goes through a corrective action process which could include redirecting the waste, returning the waste to the customer and/or notifying the appropriate regulatory authorities. From there, regulated waste is processed using one of several treatments or processing technologies, predominantly at one of our facilities:

●	Autoclaving — Autoclaving is the primary method of regulated waste treatment. This process relies on steam at high temperature and pressure to kill pathogens and render materials non-infectious. As of December 31, 2025, we operated 42 autoclave facilities in the U.S. and Canada.
●	Alternative Technologies — We use several different non-incineration alternatives to autoclaves, predominantly outside of the U.S. The processes used by these technologies are similar to autoclaving, as the regulated waste is heated to a specified temperature for a required time to kill the pathogens and render materials non-infectious. Depending on local requirements, the waste may be shredded before or after treatment to render it unrecognizable. As of December 31, 2025, we operated 9 alternative medical waste treatment facilities in the U.S., Ireland and the U.K.
●	Incineration — While we strive to use alternative, non-incineration methods for treating medical waste, incineration remains a regulatory requirement and/or a best practice in certain geographies or for certain types of medical waste that need to be chemically destroyed. Incineration burns regulated waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of regulated waste such as anatomical waste, residues from chemotherapy procedures and non-hazardous pharmaceutical waste. Air emissions from incinerators can contain certain byproducts that are subject to federal, state and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may be regulated. As of December 31, 2025, we operated 17 medical waste incinerator facilities in the U.S., Canada and the U.K.

Upon completion of the treatment process, the resulting waste or incinerator ash is transported for disposal in a landfill owned by the Company or a third party. Additionally, in several of our incineration facilities, primarily in the U.K., we use different types of waste-to-energy solutions as part of our processes.

Secure Information Destruction

Healthcare Solutions also provides for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. SID services are provided to customers in the U.S., Belgium, Canada, France, Germany, Ireland, Luxembourg, the Netherlands and the U.K.

We leverage a combination of off-site and on-site document destruction methods for one-time and recurring paper shredding. As of December 31, 2025, we operated 99 secure information destruction facilities in the U.S., Canada and Western Europe. Our service offerings leverage cross-cut shredding technology to enhance the security level of destruction and can provide secure chain-of-custody and proof of service. Shredded paper is then sold as sorted office paper.

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

Included within our Corporate and Other businesses’ closed sites are (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 17 landfill beneficial use renewable energy projects owned by Renewable Energy on our closed sites, which is eliminated in consolidation.

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

Human Capital Resources

Employees

As of December 31, 2025, we had approximately 60,500 full-time employees across the U.S., Canada, Western Europe, and India. Approximately 53,600 employees were located within the U.S. and 6,900 employees were located outside of the U.S. Approximately 8,400 employees were employed in administrative and sales positions with the remainder in operations. Approximately 9,200 of our employees are covered by collective bargaining agreements. Additional information about our workforce can be found in our 2025 Sustainability Report at sustainability.wm.com. Our 2025 Sustainability Report does not constitute a part of, and is not incorporated by reference into, this report or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

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

Safety as a Core Value

At the Company, safety is a core value, with no compromise. A large number of our employee population work as drivers, heavy equipment operators, technicians and sorters, which are essential jobs that carry inherent risks. For nearly 20 years, we have engaged employees on safety to continually improve our culture and performance. As part of those efforts, in 2023 we developed and implemented a new safety vision for WM, which seeks to ensure that our employees make health and safety the foundation of their work, guiding each step they take. Our safety commitment is to value every voice, protect our communities, and work to enable everyone to get home safe, every day. Employees learn safety best practices through new-hire training, onboarding programs and ongoing training. To build upon lessons learned in training, we conduct structured observations of frontline employees that cover all aspects of our collection and post-collection operations, including driving, loading, unloading, lifting and lowering and arriving prepared for work. In 2022, the Company announced a safety goal focused on reduction of our Total Recordable Incident Rate (“TRIR”), targeting 2.0 annually by 2030, and continued focus on prevention of serious injuries. TRIR measures the number of OSHA recordable injuries occurring per 200,000 hours. Our TRIR as of December 31, 2025 was 3.14, approximately a 3% improvement from 2024. While our overall results in 2025 did not demonstrate significant progress toward the 2030 goal, we continue to focus efforts on priority districts and integrating safety culture and reporting throughout operations, including through acquisition activity. We often find that the discipline and culture of the Company benefit acquired businesses. Accordingly, while acquisitions can impact metric performance related to our established goal, we are confident that our programs and processes will continue to reduce incident frequency and severity in our operations in the years ahead. The Company reduced overall TRIR (2.8%), OSHA recordable (5.1%), and Lost Time (4.9%) injuries in 2025 and remains focused on the prevention of serious injuries.

Cultivating Belonging

We embrace and cultivate respect, trust, open communications and diversity of thought and people. We are committed to fostering an environment where all team members feel welcomed, valued and seen. Our commitment to a culture of belonging is reflected in the diverse backgrounds of our Board of Directors and senior leadership team and in our overall workforce in the U.S., which is comprised of individuals of all ethnicities and genders. Additional information about our workforce can be found in our 2025 Sustainability Report at sustainability.wm.com. We are proud of what we have been able to achieve so far, and we will continue to strive to further embed a culture of belonging within the Company. To enable us to achieve a workplace where all feel welcomed and valued, we are committed to evaluating our policies, practices and procedures, recruitment and partnerships to ensure that our efforts are fair, sustainable and tied to our business strategy.

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

Compensation and Benefits

The objective of our compensation and benefit programs is to attract, engage, reward and incentivize valuable employees who will drive the successful execution of our strategy. We pay the full cost to provide employees with short- term disability benefits, long-term disability benefits, basic life insurance for the employee and their dependents, and employee and family assistance benefits. The costs for medical and dental coverage are shared with employees, with the Company paying for a majority of the premium expense. The Company offers other important benefits such as paid vacation and holidays, mental health services, legal services, flexible spending accounts, dependent care assistance, adoption assistance, employee discounts and student loan refinancing services. We also recognize the value of learning beyond the workplace. Our education benefit, Your Tomorrow, makes a contribution toward benefits-eligible employees’ tuition for a broad range of four-year college degree programs, as well as programs such as high-school equivalency and other certificate programs and graduate degrees. We also provide plans to help employees save for their future for example, through our 401(k) retirement savings plan. Refer to Note 9 to the Consolidated Financial Statements for additional information on our employee benefit plans.

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

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability, cyber incident liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy and any amounts that exceed our insured limits. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2025 are summarized in Note 10 to the Consolidated Financial Statements.

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

Our business primarily involves the collection, transport, handling, treatment, destruction, and other processing and management of solid waste, medical waste, controlled substances waste, hazardous waste, organics, and recyclables in an environmentally sound manner. A significant amount of our capital expenditures is related, either directly or indirectly, to compliance with applicable laws and regulations, including environmental protection measures. Our November 2024 acquisition of Stericycle increased our exposure to international jurisdictions, primarily Western Europe, and we are subject to laws and regulations in the U.S. and internationally concerning transportation, management and disposal or destruction of medical waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal or destruction of medical waste and controlled substances waste, along with extensive recordkeeping and documentation requirements. Additionally, our secure information destruction services are subject to laws and regulations regarding proper handling and protection of personal and confidential information.

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

The regulatory environment in which we operate is influenced by changes in governmental administrations and leadership. The current administration has called for, and undertaken, substantial changes to areas of foreign trade policy and is generally in favor of reducing regulation, including environmental regulation. The impact and timing of these shifts in regulatory policy impacting our industry and our Company remain uncertain, as many are subject to ongoing litigation and agency review. Further, state and municipal governments may impose additional regulatory duties in response to such shifts in federal policy, which could lead to a patchwork of regulatory obligations across the U.S. for our industry and our Company. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by appropriate regulation is valuable to our customers and the communities we serve. Significant restrictions and tariffs on foreign trade could have a negative impact on our recycling export business and our cross-border commerce, particularly with Canada, and could increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including our trucks and certain equipment used to implement our sustainability growth strategy. It is likely that some policies adopted by the administration will benefit us and others will negatively affect us.

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

The number of governments with recycling and diversion requirements and disposal bans continues to grow, while the logistics and economics of recycling or processing many of these items remain challenging. In addition, regulations requiring the diversion of organic wastes away from landfills could have the effect of decreasing the amount of landfill gas produced over time in our landfills, negatively impacting our Renewable Energy segment.

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

The EPA does not regulate medical waste at the federal level, with some limited exceptions, resulting in a lack of uniformity of applicable laws and regulations. States have adopted their own regulations related to the handling, treatment and storage of medical waste, with many states following requirements similar to the Medical Waste Tracking Act of 1988, a U.S. federal law concerning disposal of biological material that expired in 1991. Other states have placed medical waste regulations within solid waste regulations. Further, while the Canadian Council of Ministers of the Environment has promulgated the Guidelines for the Management of Biomedical Waste in Canada, these are not enforceable unless adopted by provincial legislation or municipal by-laws, and local by-laws may be more stringent than such guidelines.

Recent Developments and Focus Areas in Policy and Regulation

Climate and Sustainability

Certain jurisdictions are taking action to reduce greenhouse gas (“GHG”) emissions through a broad range of climate policies. Landfills are one of the focal points for advancing climate-related goals, and we are actively working with policymakers to promote recognition of the significant reductions in GHG emissions that our industry already has achieved and the work being done to further measure and reduce emissions, the challenges associated with quantifying landfill emissions precisely, and the role of our sector in providing an essential, and highly regulated, public service.

We are closely monitoring the evolving capabilities of ground, aerial and satellite-based methane detection and monitoring systems and conducting our own research at several landfills to assess accuracy and reliability of various methane measurement technologies for applicability to our operations. We also continue to expand our work with various private and government entities employing such technologies at our sites, and we are actively engaged with the EPA, the ECCC, state agencies, nongovernmental organizations and environmental stakeholders on the implications of the changing landscape for the waste industry and potential future regulation. Continued dialogue, engagement and collaboration with these regulatory agencies will be important, as the EPA, the ECCC and several states, including California and Colorado,  are evaluating landfill emissions standards that may require the application of various emerging methane measurement technologies and plan to develop methods and standards for such measurement technologies. While we cannot predict what regulations will result from these initiatives, these developments could result in increased compliance costs and adversely affect our operations. Specifically, these various regulatory actions could result in changes to how we have historically reported GHG emissions and may result in increases in such emissions reported for our operations. For example, in August 2024, the EPA released revised emission factors for the reporting of methane emissions from landfills that would, amongst other matters, result in increased reported emissions from flares and other equipment and processes. Industry groups have filed legal challenges to the EPA’s updated emission factors, and the EPA granted the industry’s petition for reconsideration. In September 2025, the EPA announced a proposed rule to significantly revise the Greenhouse Gas Reporting Program. The proposal would eliminate reporting requirements for numerous source categories, including landfills. This uncertainty regarding the status of the federal reporting program could result in increased state-level GHG reporting requirements.

In light of customer demand, we have identified strategic business opportunities to provide our public and private sector customers with sustainability-related solutions intended to have the potential to reduce GHG emissions across their respective businesses. We assess customer demand for and opportunities to develop waste services with potential to avoid lifecycle emissions, such as waste reduction, increased recycling, composting and conversion of landfill gas and discarded materials into renewable energy. Demand and willingness to pay premium prices for recycled materials or enhanced sustainability solutions can fluctuate based on economic conditions, consumer preferences and trends. We use estimated lifecycle emissions assessments in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that can lower lifecycle carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors and actively seek opportunities for public policy discussion on how materials management practices can be more sustainable. In addition, we work with stakeholders at the federal, state, and provincial level in support of legislation that encourages production and use of renewable, lower-carbon fuels and electricity.

The nature, scope, and complexity of matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted governmental reporting requirements pertaining to sustainability and climate-related risks and other topics. Such topics include water usage, waste production, labor, human capital, cybersecurity, privacy and risk oversight. For example, in September 2024, the California Governor signed into law amendments to the 2023 California Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which among other things, requires the disclosure of Scope 1, 2, and 3 GHG emissions and other climate-related financial risks consistent with the framework established by the Task Force on Climate-Related Financial Disclosures. We potentially will be required to begin making disclosures of our Scope 1 and 2 GHG emissions in compliance with certain of these requirements in 2026, and Scope 3 GHG emissions disclosures will be required beginning in 2027. Additional U.S. states are in various stages of considering adoption of similar climate-related disclosure requirements. While the SEC voluntarily stayed implementation of its climate related disclosure rules indefinitely, and voted to end its defense of those rules in March 2025, the state-level and other similar laws and regulations could result in increased compliance costs and affect the results of our operations and financial position. Such laws and regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill, as we cannot predict how disclosures under these laws may be perceived or interpreted by our customers and stakeholders. Methodology and timelines for mandatory reporting requirements may be inconsistent with requirements enacted by other governmental entities, including with respect to measuring emissions and requiring a determination of “materiality” that may differ from traditional disclosure requirements under U.S. federal securities laws. Such inconsistency could further increase costs and divert management time and attention.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to sustainability matters are subject to heightened scrutiny related to the risk of potential “greenwashing,” i.e., allegations of misleading information or false claims overstating potential sustainability benefits made by governmental authorities, non-governmental organizations and other private actors.

Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2025 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The annual Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the expansion of the Company’s Recycling Processing and Sales and Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. The Company also participates in a number of voluntary reporting programs and frameworks that provide further transparency on our commitment to sustainability.

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

There are a number of risks related to PFAS that could impact our business, and the EPA has prioritized PFAS-related issues in recent years. For example, in 2021, the EPA released its PFAS Strategic Roadmap, providing a high-level overview of activities that the agency intends to take to safeguard public health, protect the environment and hold polluters accountable. These actions include establishing drinking water standards, evaluating landfill discharges of PFAS in leachate, finalizing new risk assessments and test procedures and updating guidance on PFAS disposal and destruction options. In April 2024, the EPA finalized the designation of two PFAS compounds (perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS)) as hazardous substances under CERCLA. We are actively working with both Congress and the EPA to provide landfills and other essential public services with relief from CERCLA liability and instead hold accountable manufacturers and heavy users of these compounds. Without such relief, we may face increased exposure to remediation and litigation costs associated with properties that the EPA may designate as CERCLA sites due to the presence of PFAS. Additionally, the EPA is pursuing legally enforceable maximum contaminant levels, as well as non-enforceable maximum contaminant level goals, for PFAS compounds in drinking water. We expect that there could be continued efforts to regulate or impose liability with respect to PFAS at the federal level. At the state level, an increasing number of jurisdictions have enacted new drinking water, surface water and/or groundwater limits for various PFAS compounds, which has led to a patchwork of PFAS standards across the U.S. Compliance with new and future state and federal PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.

Recycling; Foreign Import and Export Regulations and Material Restrictions

Regulations affecting, and in some cases restricting, the international flow of certain recyclables have led to a reduction in export activity for such recyclables, as well as higher quality requirements, and higher processing costs. We do not ship plastics collected on our residential recycling routes and processed at our single stream recycling facilities to locations outside of North America, except in very limited circumstances when no other commercially viable domestic markets are available; however, current and developing international regulations may limit our ability to export other commodities, including certain plastics. Additionally, the current U.S. presidential administration has called for, and undertaken, substantial changes to foreign trade policy. Significant restrictions and tariffs on foreign trade have a negative impact on our recycling export business, including decreasing paper mills’ demand for recycled corrugated cardboard used in packaging, which can constrict availability of counterparties and negatively impact commodity prices, and increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including certain equipment used to implement our sustainability growth strategy.

Prices and demand for recyclables fluctuate. We have discussed our sustainability growth strategy that includes significant investments in our recycling business to increase automation and reduce labor dependency. Such investments are also targeted at addressing increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. We mitigate some of the effects of price fluctuation through the contract terms pursuant to which we sell commodities, such as floor pricing. Additionally, regulation, tariffs, international trade policies or other initiatives, including extended producer responsibility regulations, minimum recycled content laws, container deposit laws, or regulations addressing climate change or GHG emissions, may impact supply and demand of material, or increase operating costs, which could impact the profitability of our recycling operations.

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

Extended Producer Responsibility

Regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in certain states in the U.S. and provinces and territories in Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products and packaging they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing and marketing infrastructure. During periods of economic difficulty, governmental entities have increased their interest in implementing EPR regulations to reduce municipal spending on recycling programs. There is no federal law establishing EPR in the U.S. or Canada; however, governments could take, and in some cases have taken, steps to implement EPR regulations for packaging, including traditional recyclables such as cardboard, bottles and cans. If wide-ranging EPR regulations or other recycling-related regulations like container deposit laws are widely adopted, they could significantly impact the waste, recycling and other streams we manage, including with respect to quality and volume, how we operate our business, including contract terms and pricing, and the profitability of our recycling facilities. At the same time, concerns regarding price and affordability have led some jurisdictions to scale back previously enacted EPR requirements, creating uncertainty for long-term planning. Lawsuits have been filed in certain jurisdictions, contesting the constitutionality of certain programs, and the U.S. Department of Justice has indicated that state EPR laws may be among those subject to constitutional review. Deregulatory rulings or changes in program requirements in jurisdictions where we have adapted to meet customer demand may impact our operations, financial condition or result of operations.

EPR implementation also involves new operational requirements and information-sharing obligations that affect how recycling programs are managed. Compliance with EPR laws often requires us to provide detailed operational data to state agencies, producer responsibility organizations and their consultants in connection with needs assessments and tracking of material recyclability. This includes sharing information that is typically considered competitively sensitive. Where feasible, we enter into non-disclosure agreements to safeguard such information.

Tax Legislation

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. We have evaluated the business tax provisions in the legislation, none of which had a material impact on our effective tax rate. However, we had a beneficial impact to cash taxes related to bonus depreciation.

The OBBBA also reaffirmed and extended various tax-related provisions included in the Inflation Reduction Act of 2022 (the “IRA”) of relevance to the company, including with respect to tax incentives for investments in renewable energy production, carbon capture and other climate actions. Given the complexity and uncertainty around the administration’s implementation of certain tax credits, we continue to analyze this area to identify and quantify potential opportunities and applicable benefits included in the legislation. We believe that the production tax credit incentives for investments in renewable energy and carbon capture, as reaffirmed and expanded by the OBBBA, may result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

Investment in Natural Gas Vehicles and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. Natural gas fueling infrastructure is not yet broadly available in the U.S. and Canada; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some regulatory bodies are pursuing requirements for using alternative engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. This is resulting in regulatory actions to advance the adoption of zero-emission vehicles and a shift away from tax incentives and grants for natural gas trucks and RNG infrastructure. For example, in April 2024, the EPA established new GHG emissions standards applicable to heavy-duty vehicles that rely on increased deployment of electric vehicles to meet declining emissions targets; however, the current administration has signaled its intent to withdraw these regulations. California also has been active in pursuing policies promoting vehicle electrification, despite U.S. Congressional and presidential administration efforts to push back on the state’s electrification agenda. The full impact of these standards and regulations is uncertain, as several of the specific regulations are the subject of legal challenge and could impact our long-term vehicle fleet strategies.

Current options for heavy-duty electric powered vehicles lack sufficient range, recharging infrastructure and efficiency and proven experience for our operations, but we are proactively engaging in pilots of electric powered heavy-duty vehicles and anticipate that we could redirect future planned capital investments in our fleet toward these assets when the vehicles prove economically and operationally viable. We also are actively working with policymakers to help them understand the challenges involving the electrification of heavy-duty collection vehicles. If regulation requires widespread adoption of electric powered vehicles before the technology improves, we may suffer operational inefficiencies and incur higher operating costs. Regulation mandating an accelerated transition to electric powered vehicles would increase our cost to acquire vehicles needed to service our customers, and capital investment required to establish sufficient charging infrastructure could be significant. Additionally, the investments we have made in an industry-leading natural gas fleet and infrastructure could be impaired. Tax incentives and grants that advance the adoption of zero-emissions vehicles and lead to a shift away from natural gas trucks and RNG infrastructure would likely also negatively impact our investments in RNG production facilities.

Renewable Energy

In recent years, we have discussed our sustainability growth strategy that includes significant planned and ongoing investments in our Renewable Energy segment. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and process it into RNG and electricity. RNG produced from our landfills constitutes a significant source of fuel allocated to our natural gas collection vehicles. The primary drivers of renewable fuel development at our landfills are tax policies, such as federal tax credits for investments in RNG production under the IRA and OBBBA, and federal and state incentive programs, such as the federal RFS program, California Low Carbon Fuel Standard and similar state programs that promote the production and use of renewable transportation fuels. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. Many of our facilities are EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. The Company has invested, and continues to invest, in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program, and the Company has grown and stated its intention to continue to grow its asset base to increase its RNG production.

RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been volatile. Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. The current U.S. presidential administration, meanwhile, revisited and retroactively lowered the 2024 blending volumes, has proposed to revisit and lower the 2025 standards, has proposed low volumes for compliance years

2026 and 2027 and departed from the previous administration in granting small refinery exemptions from RFS program requirements. We do not yet know how these changes may impact the demand for renewable fuels and the value of RINs. In an effort to mitigate against such risk and stabilize our RNG portfolio, we are pursuing long-term RNG sales transactions in the voluntary market. We continue to advocate for policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RINs market or the structure of the RFS program can and has impacted the financial performance of our facilities. We are closely working with state policymakers and non-governmental stakeholders to understand the role of RNG as a renewable energy resource and in delivering GHG reductions.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon, Washington, and New Mexico, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. A similar program has been adopted in Canada under the Clean Fuel Regulations. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their GHG emissions profiles. However, these state and voluntary programs may be altered, paused, or otherwise revoked by the applicable governmental authorities or as result of legal challenges.

Community Engagement – Environmental Justice

Certain governmental bodies are in various stages of adopting or considering the adoption of requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to a project’s potential to disproportionately impact low-income and minority communities and to proactively plan for community engagement. Environmental justice and community consultation considerations are also being increasingly adopted beyond permitting actions; for example, in rulemaking and enforcement priorities. Our Company supports policies seeking to advance high standards of environmental performance and the fair treatment of people of all races, cultures, and incomes, and we continue to proactively engage with local communities. We are actively monitoring regulatory developments in this area, particularly with respect to permitting, as additional conditions imposed on permitting decisions could increase the time and cost involved to pursue and maintain necessary authorizations.

Privacy and Information Security Regulation

Various U.S. and international laws and regulations related to data privacy, the protection of confidential information and secure information destruction services apply to our business. Applicable laws require businesses to provide notice under certain circumstances to individuals and/or regulators where personal information has been disclosed in a data breach. Regulatory enforcement action concerning privacy and security is generally increasing, including significant fines imposed by regulators. Secure handling and disposal of waste that may contain sensitive information may be subject to heightened privacy requirements, and in the event of a breach, could result in regulatory penalties or wider enforcement action, reputational harm, and financial liabilities.

Item 1A. Risk Factors.

Our business, financial condition and results of operations are subject to numerous risks and uncertainties, some of which are not presently known or not currently believed to be material. You should carefully consider the following risk factors in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 1. Business for more information on our business strategy. There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. Our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations.
●	We may be unsuccessful in implementing our technology-led automation and optimization strategy and other improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved, including through our automation and optimization or acquisition integration efforts, due to inflationary cost pressures or otherwise.
●	Execution of our growth strategy, including acquisitions and expansion of operations, has caused, and may in the future cause, us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.
●	Expansion of our Recycling Processing and Sales and Renewable Energy segments may introduce additional compliance and regulatory risks and additional volatility to our financial performance.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings or lines of business may not increase our earnings to the extent or in the timeframe anticipated, or at all, due to complexities or difficulties operating in new markets or providing new service offerings or lines of business, failure of technologies to perform as expected, failure to achieve targeted revenue growth or market expansion, inability to manage costs within budget, integration issues, or regulatory issues and compliance costs, among others, and we may experience issues successfully integrating acquisitions into our internal controls, operations, and/or accounting systems.
●	Integration of acquisitions and/or new services offerings or lines of business, such as our Healthcare Solutions segment, and additional expansion outside of North America, results in our business being subject to new regulations, greater exposure to risk of inadvertent noncompliance and additional compliance costs.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated, and businesses or assets we acquire may have undisclosed liabilities, despite our efforts to minimize exposure to such risks through due diligence and other measures.

In addition to the risks set forth above, implementation of our business strategy could be affected by other factors beyond our control, such as increased competition, legal developments, government regulation, global geopolitical instability, general economic conditions, increased operating costs and changes in industry trends. Implementation of our strategy may not improve our operating results to the extent we anticipate, or at all.

We may not realize the strategic benefits, revenue and earnings growth, or cost synergies anticipated from the Stericycle acquisition.

The acquired Stericycle business, which is now presented as our Healthcare Solutions segment, is subject to numerous risks and uncertainties such as decreases in the volume of medical waste and controlled substances wastes or personal and confidential information collected from customers; disruptions resulting from deployment of operational or technological systems, including with respect to Healthcare Solution’s enterprise resource planning (“ERP”) system and related billing and collection issues and delays; customer loss resulting from frustration due to billing or service issues; delayed revenue growth from planned pricing increases due to factors including customer retention, stabilization of customer data engagement systems and processes, and more prolonged development of market and customer-specific insights than initially planned; changing market conditions in the healthcare industry; competition and demand for services for the medical waste, controlled substances waste and secure information destruction industries; commodity price volatility; changes in regulation of the collection, transportation, treatment and disposal or destruction of medical waste and controlled substances waste or the proper handling and protection of personal and confidential information; the level of government enforcement of regulations governing medical waste and controlled substances waste collection and treatment or the proper handling and protection of personal and confidential information; and the outcome of pending, future or settled litigation or investigations. If we are unsuccessful in achieving financial and operational targets and implementing the Healthcare Solutions business strategy, it could negatively impact our realization of benefits from the acquisition, as well as our stock price and our future business and financial results.

The benefits that are expected to result from our acquisition of Stericycle also depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these benefits and cost synergies, and the timing of this realization, depends on the successful integration of the Stericycle business. The acquisition of Stericycle may not result in realization of the benefits and cost synergies that we currently expect, and we cannot guarantee that these benefits and cost synergies will be achieved within anticipated time frames. Additionally, we have, and may continue to, incur substantial expenses in connection with the integration of the Stericycle business, which may exceed expectations and offset certain benefits.

Our operations must comply with extensive existing regulations, and changes in regulations, including with respect to emerging contaminants and extended producer responsibility, can restrict or alter our operations, increase our operating costs, increase our tax liabilities, reduce revenues, or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada, as well as other international jurisdictions where we operate, have a substantial impact on our operations, and compliance with such regulations is costly. See Item 1. Business – Regulation for additional information. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation, ethical business conduct, data privacy and security, and other related and similar subjects. Among other things, governmental regulations and enforcement actions restrict our operations at times and may adversely affect our financial condition, results of operations and cash flows by imposing limitations or other conditions on constructing or expanding facilities; collection and disposal pricing and volume; transportation of out-of-state waste and management and processing of certain waste streams.

Regulations affecting the siting, design and closure of landfills require us, at times, to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. We have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills and we establish accruals for these estimated costs. Expenditures could be accelerated or materially exceed our accruals due to earlier than expected closure of landfills; the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators; environmental regulatory changes; new information about waste types previously collected, or other emerging contaminants. Similar issues can also result in a significant increase in operating costs; for example, developments in recent years related to management of per- and polyfluoroalkyl substances (“PFAS”) have increased our landfill operating costs. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – PFAS for additional information. We may face increased exposure to testing, remediation and litigation costs as a result of new and emerging PFAS regulations and requirements.

Regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in certain states in the U.S. and provinces and territories in Canada. EPR regulations are designed to place either partial or total responsibility on producers of consumer-packaged goods and other products to fund the post-use life cycle of the products and packaging they create. At the same time, concerns over price and affordability have led some jurisdictions to scale back previously enacted EPR requirements, and certain programs have faced lawsuits and potential constitutional review, creating uncertainty for long-term planning. For additional information, See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Extended Producer Responsibility. A significant reduction in the waste, recycling and other streams we manage, including with respect to quality and volume, could have a material adverse effect on our financial condition, results of operations and cash flows. Conversely, changes in program requirements or deregulatory rulings in jurisdictions where we have adapted to meet customer demand could affect our operations, financial condition or results of operations.

We are also subject to additional laws and regulations in the U.S. and internationally concerning transportation, management and disposal or destruction of medical waste streams, including regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal or destruction of medical waste and controlled substances waste, along with extensive recordkeeping and documentation requirements. Our secure information destruction services are subject to additional laws and regulations regarding proper handling and protection of personal and confidential information. Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of medical waste and controlled substances waste and personal and confidential information could increase the number of competitors we face or reduce or delay the need for these services.

The current U.S. presidential administration has implemented substantial changes to foreign trade policy and is generally in favor of reducing regulation, including environmental regulation. The impact and timing of these shifts in regulatory policy impacting our industry and our Company remain uncertain, as many are subject to ongoing litigation and agency review. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to our industry is also a barrier to rapid entry that benefits our Company. It is likely that some policies adopted by this administration will benefit us and others will negatively affect us.

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

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, processing facilities, recycling facilities and other disposal or destruction facilities, and landfill gas-to-energy facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures, and improper use of dangerous equipment. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that are sometimes triggered by weather or natural disasters. There are also risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors, and we have proactively incurred increased costs to manage leachate in response to this risk. We build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems, as well as operation of heavy machinery and management of flammable materials at our recycling facilities and transfer stations, involves additional risks of fire and explosion. The Healthcare Solutions business requires handling of medical waste and controlled substances waste and operates incineration facilities. Incidents such as truck accidents, damaged or leaking containers, improper storage of medical waste and controlled substances waste, placement of prohibited materials into the waste stream, or malfunctioning plant or incineration equipment could result in exposure to contaminated or infectious waste or other hazardous materials.

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

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits, authorizations, approvals, certificates, and other governmental permissions necessary to operate landfill sites, recycling facilities, compost facilities, processing facilities, landfill gas-to-energy facilities, incineration facilities and transfer stations in the various jurisdictions in which we operate. Changes in applicable laws and regulations could require us to obtain new permits or to change the way in which we operate our business. Even where permits are obtained, they may contain conditions or restrictions that limit our ability to operate efficiently. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for alleged environmental damage. Such actions could also impact our ability to do business by causing reputational harm. Our ability to receive permits is also impacted by land scarcity, particularly in densely populated areas. Diminishing disposal capacity, typically in proximity to major metropolitan areas, sometimes requires us to transport waste by rail or find alternative disposal solutions in affected areas, increasing our operating costs. Certain governmental bodies are in various stages of adopting or considering the adoption of requirements for environmental justice reviews as part of certain permitting decisions. These policies generally require permitting agencies to give heightened attention to a project’s potential to disproportionately impact low-income and minority communities and to proactively plan for community engagement. Responding to permit challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. Our failure to obtain the required permits and necessary capacity expansion to operate our business, including our landfills, could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to attract, hire, develop and retain key team members and a high-quality workforce, and comply with applicable employment regulations, it could result in business and strategic disruption and increased costs, negatively impacting our results of operations.

Our operations require us to attract, hire, develop and retain a high-quality workforce; this includes key individuals in leadership and specialty roles, as well as a very large number of skilled drivers, technicians and other front-line and back-office team members necessary to provide our environmental services. We experience significant competition to hire and retain certain front-line positions, such as commercial truck drivers. Additionally, the market for employees that serve on our digital team and support our investments in our technology-led automation and optimization strategy is highly competitive. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. Labor shortages, as we have experienced in the past, could result in increased costs due to wage adjustments, overtime hours, training costs and inability to service customers. As an employer of over 60,000 individuals throughout the U.S. and Canada, as well as Western Europe and India, we are subject to numerous employment related regulations, including federal and state wage and hour laws and rapidly changing laws related to employment eligibility. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, if we experience significant employee turnover, or if we fail to comply with applicable employment regulations, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations.

Increases in our labor costs as a result of unions organizing, Multiemployer Pension Plan withdrawals, changes in regulations related to labor unions or increases in minimum wages, could adversely affect our future results.

Labor unions continually attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are currently represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, would enhance organized labor’s leverage to obtain higher than expected wage and benefits costs and resist the introduction of new technology and other initiatives, which can result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur significant expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal that could have a material adverse effect on results of operations or cash flows.

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

Our financial and operating results may fluctuate for many reasons. Our operating revenues and volumes typically experience seasonal increases in the summer months, that are reflected in second and third quarter revenues and results of operations. Service or operational disruptions caused by severe storms, extended periods of inclement weather or climate events can significantly affect the operating results of the geographic areas affected. Extreme weather events may also lead to supply chain disruption and delayed project development, or disruption of our customers’ businesses, reducing the amount of waste generated by their operations. Conversely, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the geographic areas affected as a result of the waste volumes generated by these events. Margins on weather-related and other event-driven projects may not be consistent with our ordinary course business. For these and other reasons, operating results in any period may not be indicative of operating results for any other period. Our stock price may be negatively impacted by interim variations in our results.

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

We may not be able to achieve our sustainability-related goals, including reduction of our greenhouse gas ("GHG") emissions, or achieve the results and benefits anticipated from our sustainability-related investments and initiatives within planned timelines or anticipated budget.

We have set goals to reduce our GHG emissions and announced other sustainability-related goals and initiatives. We may not be able to meet such goals or implement such initiatives in the manner or on timelines contemplated due to challenges including, but not limited to, unforeseen costs or delays, changes in how GHG emissions are calculated or otherwise reported, supply chain disruptions, regulatory impacts, integration of acquired assets or businesses, technology limitations or technical difficulties associated with achieving such goals. Changes to our business or asset base that were not contemplated when we set our sustainability-related goals could adversely impact our progress towards these goals and require us to adjust them. These changes could negatively impact public perception of our Company and stakeholders may view these changes unfavorably. Also, despite voluntarily announcing such sustainability goals, we may receive pressure from investors or other groups to adopt more aggressive sustainability-related goals that may not be technically, operationally, or financially feasible.

In addition, we have made significant investments in our Recycling Processing and Sales and Renewable Energy segments. Timing and achievement of the results and benefits anticipated from these investments may be impacted by the numerous risks and uncertainties including financial and operating performance; availability of technology and financing; compliance with regulations; inability to develop, obtain or scale necessary equipment; technology and innovations; challenges arising from the availability or cost of materials and infrastructure; difficulty obtaining regulatory approvals or permits; commodity price fluctuation and general economic conditions. (Also see Item 1A. Risk Factors — Our revenues, earnings and cash flows fluctuate based on changes in commodity prices and demand and may fluctuate substantially without notice in the future and — Changes to federal and state renewable fuel policies could affect the financial performance of our Renewable Energy segment). Favorable expectations regarding potential investment tax credits or other benefits stemming from the IRA and the OBBBA may not materialize or could fail to meet expectations. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Tax Legislation for additional information.

We have also forecasted or projected certain operational and financial information with respect to our sustainability investments and initiatives. For example, the amount of gas produced over time at landfills can vary depending on many factors, including weather and the composition of the inbound waste stream. Gas curves are inherently uncertain, and if we have less gas than predicted at a site where we have invested in RNG infrastructure, it may take longer to achieve our return on investment. Relatedly, the quality of the gathered gas is subject to the composition of the waste deposited at our landfills, and the prevalence of certain chemical compounds may adversely affect the usability of such gas and require further investment in the treatment and management of such compounds. Regulations requiring diversion of organic waste away from landfills could have the effect of decreasing the amount of landfill gas produced over time in our landfills.

Focus on, and regulation of, sustainability performance and disclosure can result in increased costs, risk of noncompliance, damage to our reputation and related adverse effects.

The nature, scope, and complexity of matters that our Company must assess, quantify and disclose are expanding due to current, proposed, and recently enacted governmental reporting requirements pertaining to sustainability and climate-related risks and other topics, such as water usage, waste production, labor, human capital, environmental justice, cybersecurity, privacy, and risk oversight. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Climate and Sustainability for more information. Methodology and timelines for mandatory reporting requirements may be inconsistent with requirements enacted by other governmental entities, including with respect to measuring emissions and requiring a determination of “materiality” that may differ from traditional disclosure requirements under U.S. federal securities laws.

Our industry faces challenges to implement these rapidly developing disclosure requirements, as well as the risk of enforcement actions by governmental and regulatory agencies for noncompliance. Significant expenditures and commitment of time by management, employees and consultants is involved in developing, implementing and overseeing policies, practices, additional disclosures and internal controls related to environmental and sustainability risk and performance. Public statements with respect to sustainability matters are subject to heightened scrutiny related to the risk of potential “greenwashing,” i.e., allegations of misleading information or false claims overstating potential sustainability benefits made by governmental authorities, non-governmental organizations and other private actors. An inability to implement such policies, practices, and internal controls and maintain compliance with laws and regulations, or a perception among stakeholders that our sustainability disclosures and goals are insufficient or our goals are unattainable, could harm our reputation and competitive position and negatively impact our stock price and business performance.

External and Industry Risks

Market disruption, including labor shortages, external strikes, supply chain constraints and major external events, and macroeconomic pressures, including inflation, have recently had, and may in the future have, an adverse impact on our business and results of operations.

Market disruption resulting from labor shortages, external labor disputes and strikes, supply chain and transportation constraints, major external events, including pandemic conditions, and macroeconomic pressures have recently had, and may in the future have, an adverse impact on our results and can create risk and uncertainty in financial outlook. Inflation can and has increased costs for the goods and services we purchase, particularly for labor, repair and maintenance, and subcontractor costs. Aspects of our business rely on third-party transportation providers, and such services have become more limited and expensive. Significant restrictions and tariffs on foreign trade have a negative impact on our recycling export business and our cross-border commerce, particularly with Canada, decrease paper mills’ demand for recycled corrugated cardboard used in packaging and increase the cost of certain equipment and other materials used in our operations that we procure from outside the U.S., including our trucks and certain equipment used to implement our sustainability growth strategy. Geopolitical conflicts and the resulting international responses may also exacerbate market disruption, leading to volatility in commodity prices, impacts on the availability and cost of energy, increased cyberattacks, and vendor and supplier disruptions across the global supply chain. Major external events, like pandemics or widespread social restrictions, could also have an adverse impact on our volumes, costs and operations. The extent and duration of the impact of these challenges are subject to numerous external factors beyond our control. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

Accelerated and pronounced economic pressures, such as rising interest rates and inflationary cost pressures, have in the past and may in the future impact our cost structure and capital expenditures. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and inflation, and we may not be able to dynamically manage our cost structure in response to such changes. A significant portion of our revenue is tied to a price escalation index with a lookback provision, resulting in a timing lag in our ability to recover increased costs under those contracts during periods of rapid inflation. Separately, for many of our customers we provide services under multi-year contracts that can restrict our ability to increase prices and the timing of such increases. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these conditions on our business, will increase our costs of doing business and reduce our margins.

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

Prices and demand for recyclables fluctuate and are particularly susceptible to volatility based on macroeconomic conditions and regulations. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows negatively, as we experienced in 2025, or positively, as we experienced in 2024. The decline in market prices in 2025 for recyclable commodities resulted in a year-over-year decrease in revenue of $166 million, and the increase in market prices in 2024 for recyclable commodities resulted in a year-over-year increase in revenue of $245 million.

Regulations affecting, and in some cases restricting, the international flow of certain recyclables have led, and could in the future lead, to a reduction in export activity for such recyclables, as well as higher quality requirements and higher processing costs. We have made significant investments in our recycling business to increase automation and reduce labor dependency and address increases in regulatory- and customer-driven quality requirements for commodities. These investments increase our exposure to commodity price fluctuations. Future regulation, tariffs, international trade policies or other initiatives, including regulations addressing climate change or GHG emissions, may impact supply and demand of material and availability of counterparties, or increase operating costs, which could impact the profitability of our recycling operations. If we do not effectively manage changes in demand and commodity prices for recyclable materials, or if we do not successfully execute our sustainability growth strategy, our investments in recycling infrastructure and technology may not yield the results anticipated.

Fluctuation in energy-related prices also affects our business, including recycling of plastics manufactured from petroleum products. Our Renewable Energy segment generates and sells credits referred to as RINs. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand, and have historically been very volatile. Additionally, significant variations in the price of biogas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding impact to our revenue from yield from such operations. Recent expansion of our Renewable Energy segment may introduce additional risks and volatility to our financial performance.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of materials at landfills, such as recyclables (cardboard, bottles and cans), yard waste, food waste and electronics. Where organic waste is not banned from disposal in landfills, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many large North American and global companies and government agencies. This increased focus on minimizing climate impacts may require the Company to invest in higher-cost technologies. These developments reduce the volume of waste going to our landfills, which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. Reducing landfilled organic waste also reduces the amount of landfill gas produced from our landfills, adversely impacting our landfill gas-to-energy facilities. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills, and providing alternative services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

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

General economic conditions and consumer trends can directly and adversely affect revenues for our services, our income from operations margins and our overall financial results.

Our business is directly affected by changes in consumer trends and economic factors that are outside of our control, including consumer preferences and priorities, consumer confidence, inflation, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which negatively impacts the ability to grow through new business or service upgrades, and may result in customer turnover and reduction in customers’ waste service needs. Consumer uncertainty and the loss of consumer confidence may also reduce the number and variety of services requested by customers. Additionally, a weak market for consumer goods, or reduction in international trade due to tariffs or other factors, can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging, which can constrict availability of counterparties and negatively impact commodity prices and our operating income and cash flows. While sustainability remains a priority for many customers, we have observed a shift in prioritization by some companies with respect to sustainability objectives, including a decreased willingness to pay premium prices for recycled materials or enhanced sustainability solutions, which impacts demand for, and viability of, some of our offerings.

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

We provide service to a number of governmental entities, municipalities, and large national accounts. During periods of economic weakness, governmental entities and municipalities can suffer significant financial difficulties, due in part to reduced tax revenue and/or high-cost structures. During these periods, such entities, and our non-governmental customers, could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates. In addition, the financial difficulties of municipalities could reduce investor demand for municipal bonds and cause a correlating increase in interest rates. As of December 31, 2025, we had $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

Reduction in volumes of medical waste, controlled substances wastes, and personal and confidential information, and changing conditions in the healthcare industry could adversely affect our financial results.

Through our Healthcare Solutions segment, we provide compliance-based services that rely on the generation of medical waste, controlled substances waste and personal and confidential information by our customers. The volume of such material may be impacted by macroeconomic trends associated with manufacturing and industrial markets, healthcare market dynamics, and trends associated with an increase in work-from-home arrangements and electronic and digital record keeping. Long-term trends resulting from these factors could reduce the demand for these services.

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

Technology, Intellectual Property and Information Security Risks

If we are not able to develop new service offerings and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers require that we invest in, develop, license, and protect new technologies. Our Company is continuing our multi-year commitment to strategic investments in technology that automate and innovate our operations, improve the customer experience, provide alternatives to traditional disposal and maximize the resource value of waste. Research, development and implementation of enhanced technology often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or implementation of technologies in which we have invested or acquired, which may negatively impact our operating results and prevent us from recouping or realizing a return on these investments and acquisitions. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult and expensive, and an inability to obtain or protect new technologies could impact our services to customers and the development of new revenue sources. We rely on a combination of patents and trade secrets to protect our intellectual property, as well as confidentiality and non-disclosure agreements with employees, contractors, and other third parties. We cannot guarantee that these measures will fully prevent unauthorized access or use. Furthermore, there is no assurance that current or future applications will result in issued patents or, if issued, will provide adequate protection against competitors or other third parties. If a competitor or other third party develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in our industry, or if we have inferior intellectual property to our competitors, our financial results may suffer.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. Intellectual property including the WM brand name, trademarks and logos are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them.

We are increasingly dependent on technology, and if our technology fails, our business would be adversely affected.

Our Company, our customers, and the economy in general are increasingly dependent on continuous information technology systems and digital tools to conduct operations. This dependence spans nearly all areas of our business, from overseeing and controlling critical infrastructure to processing and securing proprietary and sensitive information. The information technology systems and networks that we, our customers, suppliers, and other third parties rely on can be vulnerable to disruptions from cyberattacks, power failures, telecommunications outages, major events like natural disasters, acts of war or terrorism, employee errors, and other unexpected or uncontrollable occurrences. Systems that increase our utilization of, and dependency on, third-party cloud computing services and digital platforms also increase various technology risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions. Challenges in implementing new systems can affect our ability to comply with laws and regulations and realize projected cost savings or other benefits. Should our systems be compromised or cease to function effectively, we may face substantial costs to repair or replace them, as well as potential liability, loss of crucial data, reputational harm and interruptions to our services or operations.

Inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.

Artificial intelligence could disrupt certain aspects of our business and change use of technology in ways that are not yet known. Artificial intelligence technologies are subject to a variety of laws and compliance risk, including intellectual property, data protection and privacy, cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to adapt and effectively incorporate potential advantages of artificial intelligence in our business, it may negatively impact our ability to compete. If we are not able to effectively govern the use and manage the risks of artificial intelligence, we may suffer harm to our results of operations and reputation.

Significant cybersecurity incidents may negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees, customers, vendors, as well as other individuals and third parties. These uses give rise to cybersecurity risks, including security breach, ransomware, espionage, system disruption, theft and/or inadvertent, accidental, unlawful, unauthorized access, loss, alteration, destruction and/or disclosure or release of information. Our business necessitates the processing, collection, use, storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including individuals’ personal information, private and sensitive employment-related personal data, and financial and strategic information about the Company and other businesses. In addition to our own safeguarding efforts, we also rely on third parties to process, collect and store sensitive data, including a Payment Card Industry compliant third-party to protect our customers’ credit card information. We are regularly the target of attempted cyber intrusions, have experienced cyber intrusions, and anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Technological advancements, including the progression of the capabilities of artificial intelligence, also increase the risk, likelihood and precision of cyber incidents. As such, we must commit substantial resources to continuously monitor and further enhance our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer malware and other events. These protections and other systems designed to mitigate cybersecurity risks may not fully defend against an attack or future cybersecurity incident, which can be unpredictable in nature. Data security measures that our third-party service providers have implemented may not be effective against all current or future security threats. We also cannot guarantee that the systems, networks, equipment or software used by us or our third-party service providers have not been breached or otherwise compromised.

Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. The magnitude of future cyber intrusions that result in a theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information (belonging to us or third parties) or intellectual property, or material interference with our information technology systems or the technology systems of third parties on which we rely cannot be predicted, such incidents could result in material business disruption, direct financial loss, remediation costs, reputational harm, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory investigations and enforcement or private litigation liability and competitive disadvantage. To mitigate these risks, we maintain a cybersecurity insurance policy; however, due to policy terms, limits and exclusions, such insurance may not apply in all cases, and it may not be adequate to cover all liabilities incurred. Regulatory enforcement action concerning privacy infringement and security incidents is generally increasing, including significant fines recently imposed by U.K. and European regulators. Our Healthcare Solutions operations in Western Europe may subject us to short notification deadlines in international jurisdictions in the event of a significant cybersecurity incident that impacts us globally; it may not be possible for us to comply with such notification deadlines due to the time required to conduct investigations and assess the impact of such incident. Failure to comply with applicable laws and regulatory deadlines could attract enforcement action, penalties, litigation, investigations, proceedings, reputational harm and brand damage.

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

The legislative and regulatory framework for security, privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect, use, share, retain, delete and otherwise process certain personal data and other sensitive information in connection with our operations and are subject to increasingly demanding U.S. and international laws and regulations related to data protection and privacy and the protection of confidential information. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, customers, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, transmit and destroy personal data. The continued emphasis on personal privacy and information security may result in customers requesting that we implement additional safeguards or controls. One recent focus area involves the use of phone, text and email information for sales, marketing and other business purposes. We must continually monitor the development and adoption of, and commit substantial time and resources to comply with, new and emerging laws and regulations and/or expanded or novel interpretations of existing laws. Additionally, customers and regulators may seek to hold us responsible for the actions of third parties we work with, such as sub-processors, vendors or developers.

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

Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including through acquired companies or third parties, could subject us to regulatory enforcement, private litigation, public criticism, business disruption, loss of customers, additional costs and legal liability, reputational damage and other harm.

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

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which governmental entities, private groups or individuals seek to impose liability on us for alleged environmental damage, violation of statutes, failure to meet contractual remediation conditions or desire to revoke or deny permits required for our operations. We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

Changes to federal and state renewable fuel policies could affect the financial performance of our Renewable Energy segment.

The primary drivers of value for renewable fuel produced at our landfills are tax policies, such as the federal tax credits for investments in RNG production under the IRA and OBBBA, and federal and state incentive programs, such as the federal RFS program, the California Low Carbon Fuel Standard and similar state programs that promote the production and use of renewable transportation fuels, which are all subject to change. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy RINs from renewable fuel producers. The Company has made significant investments in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program. RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been volatile. While the previous rules under the RFS program reflected the outsized role of biogas under the program and delivered reforms benefiting the solid waste sector, the current administration has retroactively lowered 2024 blending volumes, proposed reductions for 2025, set low targets for 2026–2027 and begun to grant small refinery exemptions from RFS program requirements. See Item 1. Business – Regulation –

Recent Developments and Focus Areas in Policy and Regulation – Renewable Energy for additional information. Changes and volatility in the RINs market, or changes in the structure of the RFS program or other clean fuel standard programs, can and has impacted the financial performance of our facilities. Further changes could impact future growth investments in our Renewable Energy segment.

The impact of climate change, and the adoption of climate change legislation or regulations restricting emissions of GHGs, could increase our costs to operate.

We continue to assess the physical risks, such as sea-level rise, catastrophic storms and other extreme weather conditions and long-term shifts in climate patterns, and transition risks, such as regulatory, market, policy, and technology changes, to our operations from the effects of climate change. These risks are expected to be unpredictable and widespread. Damage to our facilities or disruption of service caused by more frequent or more severe storms associated with climate extremes could negatively impact operating results. We have also identified risk to our assets and our employees associated with drought or water scarcity, flooding, extreme heat and rain events, and fire conditions associated with climate change. For example, wildfires influenced by climate change can damage landfill infrastructure such as gas collection systems, and extreme rain events and flooding in low-lying areas enhanced by sea level rise can result in greater maintenance expenses at our facilities, service disruption, erosion of the protective vegetative caps on our landfills and increased volumes of leachate to manage. We have incurred and will incur costs to develop and implement protocols to address these conditions, but these protocols may not be effective in offsetting these risks. Additionally, the actions of others in response to climate change effects, such as rolling power blackouts, can result in service disruptions and increase our costs to operate.

Landfill operations emit methane, identified as a GHG. Existing technology presents challenges to quantify landfill emissions precisely. Ongoing review by government agencies of emerging methane measurement technologies and related regulatory developments could result in changes to how we have historically reported GHG emissions and may result in increases in such emissions reported for our operations. Such regulatory developments could also result in increased compliance costs and adversely affect our operations. See Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation – Climate and Sustainability for additional information.

Meanwhile, a number of legislative and regulatory efforts at the state, provincial, regional and federal levels and internationally aim to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change, and otherwise to promote adaptation to climate change, support the transition to a low-carbon economy, and require disclosure of climate-related matters. We continue to monitor these efforts and the potential impacts to our operations. Should comprehensive federal climate change legislation be enacted, we expect it could impose operational and compliance costs that might not be offset by the revenue increases associated with our lower-carbon service options. Climate change laws and regulations could also result in increased operational costs or disruption to the business of our customers, potentially impacting our operations and financial condition. We could experience damage to our reputation and brand, including as a result of a failure or perceived failure to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

Failure to maintain an effective system of internal control over financial reporting, due to technology issues, difficulties integrating Stericycle’s operations and systems, or otherwise, could adversely affect our ability to provide accurate and timely financial statements, which may harm our business and reputation.

It is critical that we maintain an effective system of internal control over financial reporting. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, and the time and expenditures needed may exceed our expectations. If we encounter issues with technology systems, including issues related to Stericycle’s ERP system or difficulties integrating Stericycle’s operations and systems into our system of internal control over financial reporting, and if we are unable to correct any issues encountered in a timely manner, our ability to record, process, summarize, and report financial data may be adversely affected, which may impact the accuracy, quality and completeness of our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability, and penalties. Additionally, if we are unable to conclude that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence and suffer an adverse effect on our stock price.

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

At the time of our acquisition of Stericycle, it was, and had been, involved in certain government investigations, enforcement proceedings, lawsuits and other disputes alleging noncompliance with applicable regulations, including alleged noncompliance with the Controlled Substances Act and other statutes involving its now-divested Domestic Environmental Solutions business, which collected, transported and destroyed controlled substances from retail customers. Resolution of these matters may result in adverse consequences, including permit revocations or denials and civil, criminal and administrative penalties.

Financial Risks

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured, and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy, manage interest rate exposure and incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. An important factor in our credit ratings is our leverage. If we do not achieve our projected reduction in leverage following our acquisition of Stericycle, it could negatively impact our credit ratings. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected. We have $2.9 billion of debt as of December 31, 2025 that is exposed to changes in market interest rates within the next 12 months, associated with our commercial paper borrowings and tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) to meet our cash needs, to the extent available, until maturity in May 2029. As of December 31, 2025, we had no outstanding borrowings under this facility. We had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $227 million of letters of credit issued, both supported by this facility, leaving unused and available credit capacity of $2.2 billion as of December 31, 2025. In the event of a default under our $3.5 billion revolving credit facility we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to operate.

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

Events that have in the past and may in the future lead to an impairment include, but are not limited to, shutting down or divesting an underperforming or non-strategic asset or operation, abandoning a development project, project cost overruns or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheets, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We have in the past and may in the future be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying amount. Any such charges could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Strategy, Governance and Risk Management

Our Technology Risk Program is designed to proactively identify, monitor, and mitigate technology-related risks across our digital operations and assess cybersecurity risks related to third-party vendors and suppliers. Our Cybersecurity Program and our Technology Risk Program are led by our Chief Information Security Officer (“CISO”), a Certified Information Systems Security Professional with two decades of cybersecurity leadership. The CISO and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The Technology Risk Oversight Committee chaired by our CISO, with members representing leadership throughout our Company, provides oversight and guidance to technology risks, including cybersecurity, and our policies and procedures related to our development, deployment and monitoring of artificial intelligence.

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

While we have experienced cybersecurity threats and breaches targeting our information and operations technology systems and networks and those of our third-party providers, including within the last three years, these incidents have not had a material impact on our Company, including our business strategy, results of operations or financial condition. Risks from cybersecurity threats, including previous cybersecurity incidents encountered by the Company and known incidents encountered by third parties with a connection to the Company, are also not currently viewed as reasonably likely to materially impact our Company, including our business strategy, results of operations or financial condition. We are regularly the target of attempted cyber intrusions, have experienced cyber intrusions, and we anticipate continuing to be subject to such attempts as cyber intrusions become increasingly sophisticated and more difficult to predict and protect against. Geopolitical conflicts and developments and technological advancements, including the progression of the capabilities of artificial intelligence, also increase the risk, likelihood and precision of cyber incidents.

As such, we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer malware and other events. Although we have implemented and maintain commercially reasonable security measures, safeguards, policies and procedures, including to protect against and identify potential threats, these protections and other systems designed to mitigate cybersecurity risks may not fully defend against an attack or future cybersecurity incident, which can be unpredictable in nature. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. See Item 1A. Risk Factors — Significant cybersecurity incidents may negatively impact our business and our relationships with customers, vendors and employees and expose us to increased liability for additional discussion.

Board Oversight

Management has primary responsibility for risk management within our Company. The Company’s Board of Directors, with the support of its committees, oversees risk management to ensure that the processes designed, implemented and maintained by our executives are functioning as intended and adapted when necessary to respond to changes in our Company’s strategy as well as emerging risks. The Audit Committee of the Company’s Board of Directors has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses. The Audit Committee receives reports on these matters from our most senior executives in the digital organization, including our Chief Information Officer and CISO, and the Company’s executive officers, at least twice a year. Topics historically covered in such reports, and for which our Board exercises oversight, include third-party evaluation of our technology infrastructure and information security against the NIST cybersecurity framework; management of emerging cyber threats such as merger and acquisition activity; use and governance of artificial intelligence, including oversight of our artificial intelligence policies and procedures; risk mitigation through the Company’s enterprise-wide cybersecurity training, including our Board of Directors, conducted at least annually; regular simulated phishing tests and third-party penetration testing; review of the Company’s cyber incident insurance coverage and external cyber incident resources; review of the Company’s Cybersecurity Incident Response Plan; review of readouts from cyber incident table top exercises and consideration of applicable laws and regulations, including those related to privacy. The Company’s Cybersecurity Incident Response Plan includes a section on Board escalation that specifies the process for notification of the Chair of the Audit Committee and the Chair of the Board of the Directors upon certain triggering events, and that group then determines the appropriate form and frequency of communication with the full Audit Committee or Board of Directors, depending on the unique characteristics of the incident.

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

Our principal property and equipment consist of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for the replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation. In addition, we continue to make progress on our investments to expand our Recycling Processing and Sales and Renewable Energy segments. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2025	2024(c)
Landfills owned or operated (a)	257	262
Transfer stations (b)	482	506
Recycling and organics facilities	162	154
Autoclave or alternative medical waste treatment facilities	51	69
Medical waste incinerator facilities	17	18
Secure information destruction processing facilities	99	107

(a)	Includes 103 landfill gas beneficial use projects producing commercial quantities of methane gas in 2025 and 2024.
(b)	Includes 140 and 167 transfer stations in 2025 and 2024, respectively, that are related to our Healthcare Solutions segment.
(c)	Includes 35 Spain and Portugal locations consisting of 19 transfer stations, 12 autoclave or alternative medical waste treatment facilities, one medical waste incinerator facility and three secure information destruction processing facilities which were sold on January 2, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 5, 2026 was 6,682.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Waste Management, Inc.	$100	$144	$137	$160	$182	$202
S&P 500 Index	$100	$129	$105	$133	$166	$196
Dow Jones Waste & Disposal Services Index	$100	$140	$132	$156	$186	$196

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases are a part of our long-term strategy and incorporated into our overall capital allocation plan to enhance our Company’s performance, in conjunction with our other uses of capital, and to return value to stockholders in a tax-efficient manner. There were no common stock repurchases during 2025. We announced in December 2025 that our Board of Directors has authorized up to $3.0 billion in future share repurchases, exclusive of fees, commissions and taxes. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2023. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Additionally, in December 2025, we announced that our Board of Directors expects to increase the quarterly dividend from $0.825 to $0.945 per share for dividends declared in 2026. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our leverage level, net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the year ended December 31, 2025. This discussion may contain forward-looking statements. See “Cautionary Statement about Forward-Looking Statements” in Part I of this Annual Report on Form 10-K for more information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and may also be described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

For further discussion regarding our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

We are North America’s leading provider of comprehensive environmental solutions, primarily providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Waste Management Renewable Energy (“Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Following our 2024 acquisition of Stericycle, Inc. (“Stericycle”), our Healthcare Solutions segment provides regulated waste and compliance services (“RWCS”) and secure information destruction (“SID”) services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

Stericycle Acquisition

On November 4, 2024, we completed our acquisition of all outstanding shares of Stericycle for $62.00 per share in cash, pursuant to an Agreement and Plan of Merger dated June 3, 2024. Total enterprise value of the acquisition was $7.2 billion (net of cash acquired) when including the assumption of $0.5 billion of debt and the repayment of approximately $0.8 billion of net debt. The acquisition expanded our offerings in the U.S., Canada and parts of Western Europe. The post-closing operating results of Stericycle have been included in our Consolidated Financial Statements within our Healthcare Solutions segment.

For the year ended December 31, 2025, we incurred acquisition and integration related costs of $120 million, comprised of $89 million of selling, general and administrative costs and $31 million of restructuring costs. For the year ended December 31, 2024, we incurred acquisition and integration related costs of $160 million, which were primarily classified as selling, general and administrative expenses.Refer to Note 19 for more information on the performance of our Healthcare Solutions segment.

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer and disposal. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western, Southern and Central U.S., including the upper Midwest region, and British Columbia, Canada. Additionally, we provide Other Ancillary services that are not managed through the Tier segments but that support our collection and disposal operations. Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

Our Collection and Disposal businesses’ operating revenues are primarily generated from fees charged for our collection, transfer and disposal. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or recycling facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste deposited, considering our cost of loading, transporting and disposing of the solid waste at a disposal site. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, considering our cost of loading, transporting and disposing of the solid waste at a disposal site. The fees we charge for our services generally include applicable fees, such as our energy surcharge, which are intended to pass through to customers for direct and indirect costs incurred.

Included within our Collection and Disposal businesses are landfills having (i) 19 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 17 third-party RNG facilities processing landfill gas to be sold to natural gas suppliers and (iii) nine third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, renewable identification numbers (“RINs”), electricity and capacity, Renewable Energy Credits (“RECs”) and related environmental attributes from the 86 landfill beneficial use renewable energy projects owned by Renewable Energy on our active landfills, which is eliminated in consolidation.

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

Renewable Energy

Our Renewable Energy segment develops, operates and promotes projects for the beneficial use of landfill gas. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. Renewable Energy converts landfill gas into several sources of renewable energy which include RNG, electricity and capacity, heat and/or steam. Renewable Energy also generates (i) RINs under the Renewable Fuel Standard (“RFS”) program; (ii) other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet and (iii) RECs associated with the production of electricity. The RINs, RECs, and other credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs, RECs, and other credits proportionate to their fossil fuel production and imports. RINs and RECs prices generally fluctuate in response to regulations enacted by the Environmental Protection Agency (“EPA”) or other regulatory bodies, as well as changes in supply and demand.

As of December 31, 2025, we had 103 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 62 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 24 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 17 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three projects are on third-party landfills. The revenues from these facilities are primarily generated through (i) the sale of captured and converted landfill methane gas; (ii) the sale of RINs under the RFS program implemented by the EPA; (iii) sale of Low Carbon Fuel credits designed to stimulate the use of low-carbon fuels and (iv) the sale of energy (electricity and capacity) and associated RECs. Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, Renewable Energy operates and maintains six third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 54 additional third-party landfill beneficial gas use projects in the form of royalties.

Healthcare Solutions

Our Healthcare Solutions segment includes (i) RWCS which provide compliance programs and collection, processing, and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste and (ii) SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. While the Healthcare Solutions businesses manage large volumes of waste and other materials, the average volume per customer site is relatively small.

Our customers typically enter into a contract for the provision of services on a scheduled basis, including weekly, monthly or on an as-needed basis over the contract term. Under the contract terms, the Healthcare Solutions businesses receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the type and volume or weight of waste. Operating revenues are invoiced based on the terms of the underlying contract either on a regular basis, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

As of December 31, 2025, our Healthcare Solutions segment operates out of approximately 307 leased and owned facilities worldwide with 51 autoclaves or other alternative medical waste treatment facilities, 17 medical waste incinerator facilities, 99 SID processing facilities and 140 transfer stations.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also included within our Corporate and Other businesses closed sites are (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 17 landfill beneficial use renewable energy projects owned by Renewable Energy on our closed sites, which is eliminated in consolidation.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing medical waste services and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2025 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the expansion of the Company’s Recycling Processing and Sales and Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. For further discussion see Item 1. Business – Regulation – Recent Developments and Focus Areas in Policy and Regulation.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and Renewable Energy segments. During 2025, we experienced decreases in market prices for recycled commodities when compared to prior year caused by a number of factors, including the closure of domestic paper mills, a decrease in demand for recycled content by certain consumer goods producers, focused reduction in cardboard packaging and overall market conditions. While the combined impacts of commodity price fluctuations from the prior year had a modestly favorable impact on the Renewable Energy segment, we may experience more significant impacts from fluctuations in the prices of RINs and natural gas in the future. We continue to take proactive steps to adjust our business models to protect against the down-side risk of changes in commodity prices.

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

Financial Results

During 2025, we continued to focus on our priorities to advance our strategy – enhancing employee engagement, permanently reducing our cost to serve our customers through the use of technology and automation, investing in growth through our Recycling Processing and Sales and Renewable Energy segments and integrating the Stericycle business. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. We remain committed to our investment in recycling automation, which reduces costs and increases throughput, positioning us to overcome commodity price headwinds and deliver a differentiated service. As part of the ongoing integration of Stericycle, which constitutes our Healthcare Solutions segment, we achieved synergies by reducing costs of duplicative business processes, established a performance management approach aimed at accountability and continued to improve customer engagement, billing and collection processes to deliver cash flow.

Key elements of our 2025 financial results include:

●	Revenues of $25,204 million for 2025 compared with $22,063 million in 2024, an increase of $3,141 million, or 14.2%. The increase was primarily due to (i) our recent acquisitions, particularly Stericycle; (ii) higher yield in our Collection and Disposal businesses and (iii) higher volumes primarily in our landfill, renewable energy and recycling businesses. The increase was partially offset by lower residential collection volumes and a reduction in single-stream and brokerage recycled commodity prices;
●	Operating expenses of $15,012 million in 2025, or 59.6% of revenues, compared with $13,383 million, or 60.7% of revenues, in 2024. The $1,629 million increase in operating expense compared to prior year related primarily to (i) our recent acquisitions, particularly Stericycle; (ii) incremental costs attributable to RNG facilities brought on line during 2025; (iii) increased landfill volumes and (iv) a decrease in the gains on sale of non-strategic assets. These increases were offset by (i) lower residential volumes; (ii) decreased costs of goods sold due to lower recycling commodity prices and (iii) continued efficiency and cost control in our Collection and Disposal business. Despite the increase in operating expenses, we significantly reduced our operating expenses as a percentage of revenue when compared to prior year through efficiency gains, improved employee turnover, momentum in truck deliveries, the benefit of customer price increases and higher margin special waste volumes;
●	Selling, general and administrative expenses of $2,722 million in 2025, or 10.8% of revenues, compared with $2,264 million, or 10.3% of revenues, in 2024. The $458 million increase was primarily due to our recent acquisitions, particularly Stericycle, including consulting and technology costs incurred to support Stericycle’s integration;
●	Income from operations of $4,308 million, or 17.1% of revenues, in 2025 compared with $4,063 million, or 18.4% of revenues, in 2024. The $245 million increase in the current year earnings was primarily due to (i) growth in our Collection and Disposal businesses; (ii) non-recurring transaction costs incurred in the prior year in connection with our Stericycle acquisition and (iii) higher volumes in our Renewable Energy business due to the completion of projects that increase the beneficial use of landfill gas sold to third parties. This growth was partially offset by an impairment charge in our Recycling Processing and Sales business and higher depreciation and amortization costs and integration related expenses arising from our Stericycle acquisition;
●	Net income attributable to Waste Management, Inc. was $2,708 million, or $6.70 per diluted share, compared with $2,746 million, or $6.81 per diluted share, in 2024. The $38 million decrease is primarily due to an increase in interest expense related to the additional debt incurred to finance our Stericycle acquisition. This decline was partially offset by the increase in income from operations, discussed above;
●	Net cash provided by operating activities was $6,043 million in 2025, compared with $5,390 million in 2024. The $653 million increase in net cash provided by operating activities was primarily due to (i) higher earnings in our Collection and Disposal businesses; (ii) contributions from our recent acquisitions and (iii) lower cash tax payments. This increase was partially offset by (i) higher cash interest payments primarily due to additional debt incurred to fund our acquisition of Stericycle; (ii) unfavorable changes in working capital, net of effects from acquisitions and divestitures and (iii) higher annual incentive compensation payments;
●	Free cash flow was $2,937 million in 2025, compared with $2,317 million in 2024. The $620 million increase in free cash flow was primarily due to the increases in operating cash described above and planned reductions in capital investment in our sustainability growth projects as we move from peak construction of this portfolio into a period where we will harvest strong returns on these businesses. These increases were partially offset by increased capital expenditures to support the business as well as within our Healthcare Solutions segment and lower proceeds from the sale of certain non-strategic assets. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the years ended December 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues(a)	Revenues
Year Ended December 31:
2025
Commercial	$5,630	$890	$6,520
Industrial	3,106	883	3,989
Residential	3,510	87	3,597
Other collection	3,175	288	3,463
Total collection	15,421	2,148	17,569
Landfill	3,781	1,566	5,347
Transfer	1,502	1,127	2,629
Total Collection and Disposal	20,704	4,841	25,545
Recycling Processing and Sales	1,492	374	1,866
Renewable Energy	478	3	481
Healthcare Solutions(b)	2,508	443	2,951
Corporate and Other	22	30	52
Total	$25,204	$5,691	$30,895

2024
Commercial	$5,371	$798	$6,169
Industrial	3,089	794	3,883
Residential	3,466	89	3,555
Other collection	2,964	230	3,194
Total collection	14,890	1,911	16,801
Landfill	3,445	1,513	4,958
Transfer	1,381	1,067	2,448
Total Collection and Disposal	19,716	4,491	24,207
Recycling Processing and Sales	1,603	287	1,890
Renewable Energy	318	3	321
Healthcare Solutions(b)	403	68	471
Corporate and Other	23	25	48
Total	$22,063	$4,874	$26,937
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within our Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the years ended December 31, 2025 and 2024 activity were made to properly reflect intra-segment activity for both periods. Intra-segment operating revenues within Healthcare Solutions for the years ended December 31, 2025 and 2024 are $425 million and $58 million, respectively.

The following table provides details associated with the period-to-period change in revenues and average yield for the year ended December 31 (dollars in millions):

	2025 vs. 2024
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$719	3.8%
Recycling Processing and Sales and Renewable Energy (c)	(155)	(7.9)
Energy surcharge and mandated fees	44	4.9
Total average yield (d)			$608	2.8%
Volume (e)			206	0.9
Healthcare Solutions (f)			6	—
Internal revenue growth			820	3.7
Acquisitions			2,365	10.7
Divestitures			(31)	(0.1)
Foreign currency translation			(13)	(0.1)
Total			$3,141	14.2%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenues adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenues adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	The amounts reported herein represent the change in our revenues attributable to average yield for the total Company.
(e)	Includes activities from our Corporate and Other businesses.
(f)	The amounts reported herein represent the change in our revenues attributable to our Healthcare Solutions business in the period following the anniversary of the acquisition.

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

The details of our revenue growth from Collection and Disposal average yield for the year ended December 31 are as follows (dollars in millions):

	2025 vs. 2024
		As a % of
		Related
	Amount	Business
Commercial	$290	5.1%
Industrial	99	2.8
Residential	181	5.4
Total collection	570	4.3
Landfill	84	2.6
Transfer	65	4.9
Total Collection and Disposal	$719	3.8%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to focus on yield growth in our landfill business. This growth was primarily driven by municipal solid waste, which achieved yield of 6.5% in 2025.

Recycling Processing and Sales and Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $166 million in 2025 as compared to prior year. Average market prices for single-stream recycled commodities declined approximately 20% in 2025 as compared to the prior year. Revenues attributable to yield in our Renewable Energy segment increased $11 million in 2025 as compared to prior year primarily driven by increases in natural gas and electricity pricing partially offset by declines in RINs pricing. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately mitigate the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees increased $44 million as compared to prior year. Mandated fees increased $33 million while fluctuations in energy surcharges drove an increase of $11 million as compared to prior year. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations, particularly in our West Tier as a result of wildfire activity.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures) increased $206 million, or 0.9%, in 2025 as compared to prior year. Volume growth during 2025 was led by our landfill business, with notable increases in special waste and municipal solid waste volumes in the West Tier, particularly driven by wildfire clean-up efforts. Contributions from growth projects also drove gains in our Renewable Energy and Recycling Processing and Sales segments, and volumes in our Strategic Business Solutions business continued to see growth due to our differentiated service model. These gains were partially offset by declines in residential collection volumes, reflecting our strategic exit from lower-margin contracts.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $2,334 million, or 10.6%, in 2025 as compared to prior year. The increase was primarily due to our acquisition of Stericycle in November 2024. The remaining increase was primarily related to our ongoing investment in tuck-in acquisitions of collection and disposal businesses.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) cost of goods sold, which includes the cost to purchase recycling materials for our Recycling Processing and Sales segment, including certain rebates paid to suppliers; (vi) fuel costs, net of tax credits for alternative fuel, which represent the costs of fuel to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies. Variations in volumes year-over-year, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses.

The following table summarizes the major components of our operating expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2025		2024
Labor and related benefits	$4,476	17.8%	$3,845	17.4%
Transfer and disposal costs	1,399	5.5	1,331	6.0
Maintenance and repairs	2,227	8.8	2,079	9.4
Subcontractor costs	2,514	10.0	2,240	10.2
Cost of goods sold	924	3.6	1,048	4.7
Fuel	521	2.1	437	2.0
Disposal and franchise fees and taxes	803	3.2	744	3.4
Landfill operating costs	549	2.2	524	2.4
Risk management	373	1.5	351	1.6
Other	1,226	4.9	784	3.6
	$15,012	59.6%	$13,383	60.7%

During 2025, efficiency gains, improved employee turnover, momentum in truck deliveries, the benefit of customer price increases and higher margin special waste volumes, positioned us to significantly reduce our operating expenses as a percentage of operating revenue. The increase in total operating expenses as compared to prior year related primarily to (i) our recent acquisitions, particularly Stericycle; (ii) incremental costs attributable to RNG facilities brought on line during 2025; (iii) increased landfill volumes and (iv) a decrease in gains on the sale of non-strategic assets in 2025. These increases were partially offset by (i) lower residential volumes; (ii) decreased cost of goods sold attributable to lower recycling commodity prices and (iii) continued operating efficiency and cost control initiatives in our Collection and Disposal businesses.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was driven by the addition of employees as a result of our recent acquisitions and annual employee wage increases. These increases were offset in part, by (i) lower annual incentive compensation and employee benefit expenses; (ii) collection efficiency improvements; (iii) lower residential volumes attributable to intentional shedding of lower margin contracts and (iv) improved driver retention.

Transfer and Disposal Costs — The increase in transfer and disposal costs was primarily due to our recent acquisitions and inflationary cost pressures, which includes increased disposal fees at third-party sites and higher rates from our third-party haulers. These increases were offset, in part, by lower residential volumes attributable to intentional shedding of lower margin contracts.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily due to (i) additional costs incurred as part of our recent acquisitions; (ii) inflation in parts, supplies and third-party services; (iii) annual wage increases and (iv) higher technician headcount. These increases were offset, in part, by an increase in new truck deliveries, which lowered the average fleet age and reduced demand for parts, supplies and third-party services.

Subcontractor Costs — The increase in subcontractor costs was primarily due to additional costs incurred as a part of our recent acquisitions and inflationary cost pressures, particularly labor costs from third-party haulers.

Cost of Goods Sold — The decrease in cost of goods sold was primarily due to a nearly 20% decrease in average market prices for single-stream recycling commodities. This decrease was partially offset by additional pipeline transportation costs attributable to new RNG facilities brought on line during 2025.

Fuel — The increase in fuel costs was primarily due to our recent acquisitions and the expiration of the federal alternative fuel tax credit on December 31, 2024. This increase was partially offset by a decrease of approximately 3% in average market prices for diesel fuel and reduced diesel consumption due to declines in residential collection volumes.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily due to an increase in landfill volumes and an overall rate increase in fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to an increase in volumes and higher leachate treatment costs in our West Tier.

Risk Management — The increase in risk management costs was primarily due to additional claims and premiums attributable to our recent acquisitions and higher insurance recoveries for property claims in the prior year as compared to 2025 offset, in part, by improved claims experience.

Other — The increase in other operating costs was primarily due to (i) additional expenses attributable to our recent acquisitions; (ii) gains on the sale of real estate in 2024 and, to a much lesser extent, (iii) increased utility costs and property taxes largely attributable to new RNG plants brought on line during 2025.

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

The following table summarizes the major components of our selling, general and administrative expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2025		2024
Labor and related benefits	$1,655	6.5%	$1,400	6.4%
Professional fees	398	1.6	358	1.6
Provision for bad debts	93	0.4	51	0.2
Other	576	2.3	455	2.1
	$2,722	10.8%	$2,264	10.3%

Selling, general and administrative expenses increased from prior year primarily due to our recent acquisitions, particularly Stericycle.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was primarily due to (i) our recent acquisitions; (ii) higher long-term incentive compensation costs and (iii) annual employee wage increases. These increases were partially offset by lower annual incentive compensation and employee benefit expense.

Professional Fees — The increase in professional fees was primarily due to our acquisition and integration of Stericycle.

Provision for Bad Debts — The increase in the provision for bad debts was primarily attributable to our Healthcare Solutions segment, driven by data and system challenges, and an overall increase in revenue and increase in customer account write-offs.

Other — The increase in other expenses was primarily due to increased spend across multiple cost categories, including technology, risk management and advertising, largely driven by the acquisition and integration of Stericycle.

Depreciation, Depletion and Amortization Expenses

The following table summarizes the components of our depreciation, depletion and amortization expenses for the year ended December 31 (dollars in millions and as a percentage of revenues):

	2025		2024
Depreciation of tangible property and equipment	$1,544	6.1%	$1,292	5.9%
Depletion of landfill airspace	898	3.6	795	3.6
Amortization of intangible assets	421	1.7	180	0.8
	$2,863	11.4%	$2,267	10.3%

The increase in depreciation of tangible property and equipment was primarily due to our recent acquisitions and increased investments in capital assets such as equipment, primarily within our sustainability businesses, and trucks. The increase in depletion of landfill airspace from prior year was primarily due to increased volumes at our landfills, particularly in our West Tier, and changes in amortization rates from revisions in landfill estimates. The increase in amortization of intangible assets from prior year was primarily due to the incremental amortization of customer relationships and other intangibles acquired as part of the Stericycle acquisition.

Restructuring

Restructuring charges for the year ended December 31, 2025 were primarily due to employee costs related to integration of our acquisition of Stericycle as well as employee retention and severance costs incurred to support automation at our recycling facilities and in certain back-office functions.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2025	2024
Gain from divestitures, net	$—	$(26)
Asset impairments	232	90
Other, net	16	18
	$248	$82

During the year ended December 31, 2025, we recognized $248 million of net charges primarily consisting of (i) a $160 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier; (iii) a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services reflected in Other Ancillary within our Collection and Disposal businesses and (iv) $11 million negotiated payment for early termination of a contract in our Renewable Energy segment.

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

Income from Operations

The following table summarizes income from operations for the year ended December 31 (dollars in millions):

			Period-to-
			Period
	2025	2024	Change
Collection and Disposal:
East Tier	$2,904	$2,760	$144	5.2%
West Tier	2,889	2,693	196	7.3
Other Ancillary	(16)	(9)	(7)	*
Collection and Disposal	5,777	5,444	333	6.1
Recycling Processing and Sales	(80)	86	(166)	*
Renewable Energy	135	99	36	36.4
Healthcare Solutions	(88)	(69)	(19)	27.5
Corporate and Other	(1,436)	(1,497)	61	(4.1)
Total	$4,308	$4,063	$245	6.0%
Percentage of revenues	17.1%	18.4%

* Percentage change does not provide a meaningful comparison.

Significant items affecting the comparison of income from operations for our segments between the reported periods include:

●	Collection and Disposal — Income from operations in our Collection and Disposal businesses increased primarily due to (i) revenue growth from price increases, which translate into increased yield or average unit price; (ii) actions to improve the efficiency and operating costs incurred to serve our customers and (iii) elevated special waste volume in our West Tier, which was favorably impacted by the wildfire clean-up activities. These increases were partially offset by higher depreciation and depletion costs, as discussed in Depreciation, Depletion and Amortization Expenses above, as well as a decrease on the gains on the sale of non-strategic assets when compared to prior year.
●	Recycling Processing and Sales — Income from operations in our Recycling Processing and Sales segment decreased primarily due to a $160 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities due to significant deterioration of market pricing and demand for post-consumer plastics and declining commodity prices compared to prior year. This decrease was partially offset by increased volumes, which can be attributed to the improved throughput of our facilities, the addition of new market facilities and improved operating costs from the automation of our recycling facilities.
●	Renewable Energy — Income from operations in our Renewable Energy segment increased primarily due to higher volumes resulting from the completion of projects that increase the beneficial use of landfill gas sold to third parties and higher electricity pricing.
●	Healthcare Solutions — The positive earnings contributions from the Healthcare Solutions business were more than offset by depreciation and amortization expenses and integration related expenses, driving a loss in both periods.
●	Corporate and Other — Income from operations in our Corporate and Other segment increased primarily due to (i) non-recurring transaction costs incurred in the prior year in connection with our Stericycle acquisition; (ii) lower annual incentive compensation, and (iii) a decline in risk management expenses. The increase was partially offset by (i) annual employee wage increases; (ii) higher long term incentive compensation and (iii) increases in consulting fees driven by integration and business optimization activities related to the acquisition of Stericycle.

Interest Expense, Net

Our interest expense, net was $912 million and $598 million in 2025 and 2024, respectively. The increase in interest expense, net was primarily related to an increase in our average debt balances and borrowing rates resulting from debt incurred to fund our acquisition of Stericycle. See Note 6 to the Consolidated Financial Statements for more information related to our debt balances.

Income Tax Expense

We recorded income tax expense of $717 million and $713 million in 2025 and 2024, respectively, resulting in effective income tax rates of 20.9% and 20.6% for the years ended December 31, 2025 and 2024, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Renewable Natural Gas — Through our Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Section 48 of the Internal Revenue Code. We completed construction of seven RNG facilities in 2025 and five RNG facilities in 2024, resulting in a reduction to our income tax expense of $184 million and $137 million, respectively (additional information related to these tax credits is included below under the Tax Legislation section);
●	Low-Income Housing — During the years ended December 31, 2025 and 2024, we recognized income tax expense of $96 million and $78 million, respectively, related to amortization under ASU 2023-02, and a reduction in our income tax expense of $137 million and $104 million, respectively, primarily due to federal tax credits realized from these investments. See Notes 2, 8, and 18 to the Consolidated Financial Statements for additional information related to these unconsolidated variable interest entities;
●	Tax Implications of Impairments — During the year ended December 31, 2024, we recognized additional income tax expense of $14 million due to non-cash impairment charges that were not deductible for tax purposes in the year of impairment. See Note 11 to the Consolidated Financial Statements for more information related to our impairment charges; and
●	Tax Legislation — On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. We have evaluated the business tax provisions in the legislation, none of which had a material impact on our effective tax rate. However, we had a beneficial impact to cash taxes related to bonus depreciation.

The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture, and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. The provisions of the IRA related to alternative fuel tax credits secured approximately $60 million of annual pre-tax benefit (recorded as a reduction in our operating expense) from tax credits in 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company without further legislative action. With respect to the investment tax credit, we expect the cumulative benefit to be between $400 million and $425 million, the remainder of which we expect to recognize through 2027. The expected benefit from the investment tax credit is dependent on a number of estimates and assumptions, including the timing of project completion. Finally, we believe that the production tax credit incentives for investments in renewable energy and carbon capture, as expanded by the IRA, may result in an incremental benefit to the Company, although at this time, the anticipated amount of such benefit has not been quantified due, in part, to the lack of regulatory guidance.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 253 solid waste landfills and four hazardous waste landfills as of December 31, 2025 and 257 solid waste landfills and five hazardous waste landfills as of December 31, 2024. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the year ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2025			2024
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	5,174	165	5,339	5,211	161	5,372
Acquisitions, divestitures, newly permitted landfills and closures	3	—	3	—	8	8
Changes in expansions pursued (a)	—	40	40	—	58	58
Expansion permits granted (b)	66	(66)	—	64	(64)	—
Depletable tons received	(129)	—	(129)	(125)	—	(125)
Changes in engineering estimates and other (c)	(12)	1	(11)	24	2	26
Balance as of end of year (in tons) (d)	5,102	140	5,242	5,174	165	5,339
Balance as of end of year (in cubic yards) (d)	4,982	144	5,126	5,049	165	5,214
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at 13 of our landfills during 2025 and 11 of our landfills during 2024, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.
(d)	See Note 2 to the Consolidated Financial Statements for discussion of converting remaining cubic yards of airspace to tons of capacity.

The depletable tons received at our landfills for the year ended December 31 are shown below (tons in thousands):

	2025			2024
	# of	Depletable	Tons per	# of	Depletable	Tons per
	Sites	Tons	Day	Sites	Tons	Day
Solid waste landfills (a)	253	127,698	470	257	124,271	456
Hazardous waste landfills	4	687	3	5	626	2
	257	128,385	473	262	124,897	458
Solid waste landfills closed, divested, held for sale, or lease or other contractual agreement expired during related year	8	434		2	113
		128,819			125,010
(a)	As of December 31, 2025 and 2024, we had 16 and 15 landfills, respectively, which were not accepting waste.

As of December 31, 2025, we owned or managed 244 sites that are either in closure or post-closure, have received a certification post-closure, or are regulated under a remedial action plan.

Based on remaining permitted airspace as of December 31, 2025 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 38 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 39 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2025, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	24
6 to 10 years	23
11 to 20 years	55
21 to 40 years	61
41+ years	94
Total	257	(a)
(a)	Of the 257 landfills, 219 are owned, 26 are operated under lease agreements and 12 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace depletion for the year ended December 31, 2025 are reflected in the table below (in millions):

		Accumulated	Net Book
	Cost Basis of	Landfill Airspace	Value of
	Landfill Assets	Depletion	Landfill Assets
December 31, 2024	$20,273	$(12,259)	$8,014
Capital additions	832	—	832
Asset retirement obligations incurred and capitalized	86	—	86
Depletion of landfill airspace	—	(898)	(898)
Foreign currency translation	57	(26)	31
Asset retirements and other adjustments	(72)	239	167
December 31, 2025	$21,176	$(12,944)	$8,232

As of December 31, 2025, we estimate that we will spend approximately $874 million in 2026, and approximately $1.8 billion in 2027 and 2028 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2025 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2024	$3,057	$222
Obligations incurred and capitalized	86	—
Obligations settled	(181)	(29)
Interest accretion	142	—
Revisions in estimates	217	38
Acquisitions, divestitures and other adjustments	(16)	—
December 31, 2025	$3,305	$231

Landfill Operating Costs — The following table summarizes our landfill operating costs for the year ended December 31 (in millions):

	2025	2024
Interest accretion on landfill and environmental remediation liabilities	$142	$133
Leachate and methane collection and treatment	235	230
Landfill remediation costs and discount rate adjustments to environmental remediation liabilities and recovery assets	24	18
Other landfill site costs	148	143
Total landfill operating costs	$549	$524

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

The following table presents our landfill airspace depletion expense on a per-ton basis for the year ended December 31:

	2025	2024
Depletion of landfill airspace (in millions)	$898	$795
Tons received, net of redirected waste (in millions)	129	125
Average landfill airspace depletion expense per ton	$6.96	$6.36

Different per-ton depletion rates are applied at each of our 257 landfills, and per-ton depletion rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace depletion expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

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

Summary of Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2025 (other than recorded obligations related to liabilities associated with environmental remediation costs and non-cancelable operating lease obligations, which are discussed further in Notes 3 and 7 to the Consolidated Financial Statements, respectively) and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Recorded Obligations:
Final capping, closure and post-closure liabilities (a)	$186	$237	$224	$193	$313	$4,200	$5,353
Debt payments (b)	1,802	1,997	1,968	2,106	1,672	13,518	23,063
Unrecorded Obligations:
Interest on debt (c)	942	838	783	712	629	4,233	8,137
Estimated unconditional purchase obligations (d)	269	234	130	78	63	594	1,368
Anticipated liquidity impact as of December 31, 2025	$3,199	$3,306	$3,105	$3,089	$2,677	$22,545	$37,921
(a)	Includes liabilities for final capping, closure and post-closure costs recorded in our Consolidated Balance Sheet as of December 31, 2025, without the impact of discounting and inflation. Our recorded liabilities for final capping, closure and post-closure costs will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments based on their contractual maturities related to our long-term debt and financing leases, excluding interest. Refer to Note 6 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(c)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2025. As of December 31, 2025, we had $233 million of accrued interest related to our debt obligations.
(d)	Our obligations represent purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees that we do not expect to materially affect our current or future financial position, results of operations or liquidity. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations and guarantees.

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances as of December 31 (in millions):

	2025	2024
Cash and cash equivalents	$201	$414
Restricted funds:
Insurance reserves	$472	$385
Final capping, closure, post-closure and environmental remediation funds	140	128
Other	10	—
Total restricted funds (a)	$622	$513
Debt:
Current portion	$711	$1,359
Long-term portion	22,196	22,541
Total debt	$22,907	$23,900
(a)	As of December 31, 2025 and 2024, $109 million and $100 million, respectively, of these account balances was included in other current assets in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2025 are described in Note 6 to the Consolidated Financial Statements.

As of December 31, 2025, we had approximately $3.7 billion of debt maturing within the next 12 months, including (i) $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.1% senior notes that mature in August 2026; (iv) $364 million of 2.6% Canadian senior notes that mature in September 2026 and (v) $200 million of other debt with scheduled maturities within the next 12 months. As of December 31, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $711 million of debt maturing in the next 12 months is classified as current obligations.

We have credit lines in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2025	2024
Revolving credit facility (a)	$227	$224
Other letter of credit lines (b)	920	862
	$1,147	$1,086
(a)	As of December 31, 2025 and 2024, we had an unused and available credit capacity of $2.2 billion and $2.1 billion, respectively.
(b)	As of December 31, 2025, these other letter of credit lines are uncommitted with terms extending through December 2029.

Guarantor Financial Information

WM Holdings has fully and unconditionally guaranteed all of Waste Management, Inc.’s (“WMI’s”) senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. In lieu of providing separate financial statements for the subsidiary issuer and guarantor (WMI and WM Holdings), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for WMI and WM Holdings on a combined basis after elimination of intercompany transactions between WMI and WM Holdings and amounts related to investments in any subsidiary that is a non-guarantor (in millions):

December 31, 2025
Balance Sheet Information:
Current assets	$44
Noncurrent assets	13
Current liabilities	738
Noncurrent liabilities:
Advances due to affiliates	18,160
Other noncurrent liabilities	19,733

Year Ended
December 31, 2025
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	(674)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 (in millions):

	2025	2024
Net cash provided by operating activities	$6,043	$5,390
Net cash used in investing activities	$(3,566)	$(10,601)
Net cash provided by (used in) financing activities	$(2,673)	$5,155

Net Cash Provided by Operating Activities — Our operating cash flows increased $653 million in 2025 compared to 2024, primarily due to (i) higher earnings in our Collection and Disposal businesses; (ii) contributions from our recent acquisitions and (iii) lower cash tax payments. This increase was partially offset by (i) higher cash interest payments primarily due to additional debt incurred to fund our acquisition of Stericycle; (ii) higher annual incentive compensation payments and (iii) unfavorable changes in working capital, net of effects from acquisitions and divestitures. We continue to execute well in optimizing working capital, particularly in the reduction of days sales outstanding for our Healthcare Solutions business and alignment of our days-to-pay measure with contract terms, though overall working capital changes have been pressured by the Stericycle acquisition.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $404 million and $7,503 million in 2025 and 2024, respectively, of which $395 million and $7,488 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activity related to the timing of contingent consideration paid. Excluding our acquisition of Stericycle in 2024, substantially all of the remaining acquisitions are related to our solid waste and recycling businesses.
●	Capital Expenditures — We used $3,227 million and $3,231 million for capital expenditures in 2025 and 2024, respectively. The decrease in capital spending in 2025 compared to 2024 is primarily due to planned reductions in capital investment in our sustainability growth projects as we move from peak construction of this portfolio into a period where we will harvest strong returns on these businesses. The decrease in capital spending was mostly offset by increased capital expenditures to support the business and incremental spend within our Healthcare Solutions segment driven by the timing of the acquisition in late 2024.

●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $121 million and $158 million in 2025 and 2024, respectively. Proceeds in 2025 primarily related to the sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries. The remaining 2025 and 2024 proceeds were from the sale of certain non-strategic assets.
●	Other, Net — Our spending within other, net was $65 million and $40 million in 2025 and 2024, respectively. During 2025 and 2024, we used $56 million and $4 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. During 2024, we used $33 million to make initial cash payments associated with a low-income housing investment.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt for the year ended December 31 (in millions):

	2025	2024
Borrowings:
Commercial paper program	$20,162	$12,678
Term loan (a)	—	5,200
Senior notes	—	6,650
Tax-exempt bonds	252	50
	$20,414	$24,578
Repayments:
Commercial paper program	$(20,374)	$(12,319)
Term loan (a)	—	(5,200)
Senior notes	(922)	(156)
Tax-exempt bonds	(298)	(60)
Other debt	(153)	(135)
	$(21,747)	$(17,870)
Net cash borrowings (repayments)	$(1,333)	$6,708

(a)	In October 2024, we drew $5.2 billion of borrowings under a term credit agreement that were applied to funding our acquisition of Stericycle. In November 2024, we repaid all outstanding borrowings and contemporaneously terminated the term credit agreement.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. No share repurchases were made in 2025. During 2024, we allocated $262 million of available cash to common stock repurchases. See Note 13 to the Consolidated Financial Statements for additional information about our share repurchase activity.

We announced in December 2025 that our Board of Directors has authorized up to $3.0 billion in future share repurchases, exclusive of fees, commissions and taxes. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2023. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1.3 billion in 2025, or $3.30 per common share and $1.2 billion in 2024, or $3.00 per common share.

In December 2025, we announced that our Board of Directors expects to increase the quarterly dividend from $0.825 to $0.945 per share for dividends declared in 2026. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our leverage level, net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $61 million and $53 million from the exercise of 676,000 and 693,000 of employee stock options during 2025 and 2024, respectively.
●	Other, Net — During 2024, we acquired the remaining minority interests in a business engaged in accelerating film and plastic wrap recycling capabilities for $41 million.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the year ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2025	2024
Net cash provided by operating activities	$6,043	$5,390
Capital expenditures to support the business	(2,594)	(2,281)
Capital expenditures - sustainability growth investments (a)	(633)	(950)
Total capital expenditures	(3,227)	(3,231)
Proceeds from divestitures of businesses and other assets, net of cash divested	121	158
Free cash flow	$2,937	$2,317
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing RNG generation and we expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

We may perform either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative assessment is performed. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the reporting unit’s estimated fair value was less than its carrying amount. Fair value is typically estimated using an income approach using Level 3 inputs. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

Reporting units within our Healthcare Solutions segment are more sensitive than others to changes in estimated fair values, specifically changes driven by revenue growth, cost and discount rate assumptions, as compared to our other reporting units due to the fact that the Stericycle business comprising these reporting units was recently acquired. As such, the reporting units within our Healthcare Solutions segment have a greater risk of impairment should their operations or market conditions experience a significant downturn.

Acquisitions — In accordance with the acquisition method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. When we are in the process of valuing all of the assets and liabilities acquired in an acquisition, there can be subsequent adjustments to our estimates of fair value and resulting preliminary purchase price allocation. Generally, the valuation of our acquired assets and liabilities rely on complex estimates and assumptions.

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

Refer to Item 1A. Risk Factors for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and currency rates. From time to time, we use derivatives to manage some portion of these risks. As of December 31, 2025 our outstanding derivatives were immaterial.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2025 and 2024, we had $22.9 billion and $24.1 billion, respectively, of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives. As of December 31, 2025, we have $2.9 billion of debt that is exposed to changes in market interest rates within the next 12 months, compared to $2.7 million as of December 31, 2024, comprised primarily of (i) $1.1 billion of short-term borrowings under our commercial paper program and (ii) $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2025 interest expense by $35 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $0.8 billion as of December 31, 2025.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel, natural gas, electricity (and related renewable energy credits) and recycled materials, including old corrugated cardboard and plastics. We work to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues, operating costs and margins may also increase or decrease. Recycling revenues attributable to yield decreased $166 million and increased $245 million in 2025 and 2024, respectively, as compared to prior year periods. During 2025, we experienced decreases in market prices for recycled commodities when compared to prior year caused by a number of factors, including the closure of domestic paper mills, a decrease in demand for recycled content by certain consumer goods producers, focused reduction in cardboard packaging and overall market conditions. Average market prices for single-stream recycled commodities were down 20% and up 50% in 2025 and 2024, respectively, as compared to prior year periods. Variability in commodity prices can also impact the margins of our business as certain components of our revenue are structured as a pass through of costs, including recycling brokerage and fuel surcharges.

In recent years, we have discussed our sustainability growth strategy that includes significant planned and ongoing investments in our Renewable Energy segment. We have invested, and continue to invest, in facilities to capture methane produced from the Company’s landfills and process it into RNG and electricity. RNG produced from our landfills constitutes a significant source of fuel allocated to our natural gas collection vehicles. The primary drivers of renewable fuel development at our landfills are tax policies, such as federal tax credits for investments in RNG under the IRA and OBBBA, and federal and state incentive programs, such as the federal RFS program, California’s Low Carbon Fuel

Standard and similar state programs that promote the production and use of renewable transportation fuels. At the federal level, oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. Many of our facilities are EPA-registered producers of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. The Company has invested, and continues to invest, in facilities that capture and process landfill gas into RNG so that we can participate in the RFS program, and the Company has grown and stated its intention to continue to grow its asset base to increase its RNG production.

RINs prices generally respond to regulations enacted by the EPA, as well as fluctuations in supply and demand. The value of the RINs is set through a market established by the RFS program, which market has historically been volatile. Prior to 2022, the EPA had promulgated rules on an annual basis establishing refiners’ obligations to purchase RNG and other cellulosic biofuels under the RFS program, which introduced a level of uncertainty into the renewable fuels and RINs market. However, in 2023, the EPA issued a highly anticipated rule establishing biofuel blending volumes under the RFS program for compliance years 2023 through 2025. The rule reflected the outsized role of biogas under the program, delivered on many reforms that benefit the solid waste sector, and recognized the continued growth of the market for RNG in vehicle applications. The current U.S. presidential administration, meanwhile, revisited and retroactively lowered the 2024 blending volumes, has proposed to revisit and lower the 2025 standards, has proposed low volumes for compliance years 2026 and 2027 and departed from the previous administration in granting small refinery exemptions from RFS program requirements. We do not yet know how these changes may impact the demand for renewable fuels and the value of RINs. In an effort to mitigate against such risk and stabilize our RNG portfolio, we are pursuing long-term sales transactions in the voluntary market. We continue to advocate for policies that could reduce the potential for volatility in the RINs market and ensure long-term stability for renewable transportation fuels, as changes in the RINs market or the structure of the RFS program can and has impacted the financial performance of our facilities. Such changes could impact or alter our projected future investments, and such investments may not yield the results anticipated. Revenue in our Renewable Energy segment attributable to yield increased $11 million and $26 million in 2025 and 2024, respectively, as compared to prior year periods, primarily driven by the fluctuations in energy and RIN market prices.

The Company’s sustainability growth strategy also is informed by the increased adoption of state and Canadian clean fuel standard programs, utility policies, and voluntary market demand for RNG in transportation and industrial applications. Clean fuel standard programs, originally developed in California and subsequently adopted in Oregon, Washington, and New Mexico, establish annual carbon intensity benchmarks for transportation fuels that decrease over time. A similar program has been adopted in Canada under the Clean Fuel Regulations. These programs operate similar to the RFS program in that certain regulated parties purchase credits from fuel producers, including RNG producers, to meet their carbon intensity obligations. Like RINs, clean fuel standard program credit values can fluctuate with policy and market dynamics. As such, we are advocating for existing programs to adopt measures to promote stability in credit pricing and for other states to adopt similar programs that incentivize the growth in RNG. We also are working closely with stakeholders to encourage the voluntary market for RNG demand, including utility RNG procurement programs, and sustainability protocols, as companies and other customers increasingly look to reduce their GHG emissions profiles. However, these state and voluntary programs may be altered, paused, or otherwise revoked by the applicable governmental authorities or as result of legal challenges.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company, and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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
Houston, Texas February 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

Landfill Depletion Expense
Description of the Matter

At December 31, 2025, the Company’s landfill assets, net of accumulated depletion, totaled $8.2 billion and the associated depletion expense for 2025 was $898 million. As discussed in Note 2 of the consolidated financial statements, the Company updates the estimates used to calculate individual landfill depletion rates at least annually, or more often if significant facts change. Landfill depletion rates are used in the computation of landfill depletion expense.

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

To test the landfill depletion rates, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparably sized landfills accepting a similar type of waste. Regarding expansion airspace, we evaluated the Company’s criteria for inclusion of unpermitted expansions in remaining airspace and the application of that criteria to relevant facts. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY engineering specialists to assist with the evaluation of the Company’s landfill future development cost and airspace assumptions. We also tested the completeness and accuracy of the historical data utilized in the development of the landfill depletion rates.

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2025, the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $3.3 billion. As discussed in Note 2 of the consolidated financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process. Significant assumptions include: estimated future costs associated with the capping, closure and post-closure activities at each landfill, airspace consumed to date in relation to total estimated permitted and expansion airspace and the projected remaining landfill life.

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

To test the landfill asset retirement obligation, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g., gas monitoring and extraction), and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparably sized landfills accepting the same type of waste. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY engineering specialists to assist us in evaluating the reasons for significant changes in assumptions from the historical trend and determining whether the change from the historical trend was appropriate and identified timely. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate.

Goodwill Impairment Assessment - Healthcare Solutions Segment
Description of the Matter

At December 31, 2025, the Company’s goodwill related to the Healthcare Solutions segment totaled $3.8 billion. As discussed in Note 2 and Note 5 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized.

Auditing the Company’s annual goodwill impairment test for one Healthcare Solutions reporting unit was complex due to the significant estimation uncertainty in determining the fair value of the reporting unit. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions used in the income approach, including EBITDA margin and discount rate. These significant assumptions could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the goodwill impairment process. We tested management’s review controls over the significant assumptions described above.

To test the estimated fair value of the Healthcare Solutions reporting unit, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions described above used to develop the prospective financial information and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by management to determine the fair value estimate. We compared the significant assumptions used by the Company to relevant industry reports, historical operating results and other guideline companies within the same industry. We also performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 9, 2026

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$201	$414
Accounts receivable, net of allowance for doubtful accounts of $87 and $165, respectively	3,435	3,272
Other receivables, net of allowance for doubtful accounts of $3 and $4, respectively	620	415
Parts and supplies	225	206
Other current assets	429	467
Total current assets	4,910	4,774
Property and equipment, net of accumulated depreciation and depletion of $25,096 and $23,777, respectively	20,378	19,340
Goodwill	13,880	13,438
Other intangible assets, net	3,767	4,188
Restricted funds	513	413
Investments in unconsolidated entities	779	846
Other long-term assets	1,608	1,568
Total assets	$45,835	$44,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,867	$2,046
Accrued liabilities	2,211	2,180
Deferred revenues	735	673
Current portion of long-term debt	711	1,359
Total current liabilities	5,524	6,258
Long-term debt, less current portion	22,196	22,541
Deferred income taxes	3,160	2,815
Landfill and environmental remediation liabilities	3,278	3,048
Other long-term liabilities	1,686	1,651
Total liabilities	35,844	36,313
Commitments and contingencies (Note 10)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,676	5,496
Retained earnings	17,232	15,858
Accumulated other comprehensive income (loss)	(10)	(115)
Treasury stock at cost 227,340,757 and 228,788,284 shares, respectively	(12,914)	(12,993)
Total Waste Management, Inc. stockholders’ equity	9,990	8,252
Noncontrolling interests	1	2
Total equity	9,991	8,254
Total liabilities and equity	$45,835	$44,567

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Operating revenues	$25,204	$22,063	$20,426
Costs and expenses:
Operating	15,012	13,383	12,606
Selling, general and administrative	2,722	2,264	1,926
Depreciation, depletion and amortization	2,863	2,267	2,071
Restructuring	51	4	5
(Gain) loss from divestitures, asset impairments and unusual items, net	248	82	243
	20,896	18,000	16,851
Income from operations	4,308	4,063	3,575
Other income (expense):
Interest expense, net	(912)	(598)	(500)
Equity in net income (loss) of unconsolidated entities	10	4	(60)
Other, net	20	(11)	6
	(882)	(605)	(554)
Income before income taxes	3,426	3,458	3,021
Income tax expense	717	713	745
Consolidated net income	2,709	2,745	2,276
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	(28)
Net income attributable to Waste Management, Inc.	$2,708	$2,746	$2,304
Basic earnings per common share	$6.72	$6.84	$5.69
Diluted earnings per common share	$6.70	$6.81	$5.66

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year Ended December 31,
	2025	2024	2023
Consolidated net income	$2,709	$2,745	$2,276
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(9)	27	14
Available-for-sale securities, net	14	7	(11)
Foreign currency translation adjustments	98	(111)	26
Post-retirement benefit obligations, net	2	(1)	3
Other comprehensive income (loss), net of tax	105	(78)	32
Comprehensive income	2,814	2,667	2,308
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(1)	(28)
Comprehensive income attributable to Waste Management, Inc.	$2,813	$2,668	$2,336

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net income	$2,709	$2,745	$2,276
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,863	2,267	2,071
Deferred income tax expense (benefit)	363	124	83
Interest accretion on landfill and environmental remediation liabilities	142	133	130
Provision for bad debts	93	51	56
Equity-based compensation expense	169	118	93
Net gain on disposal of assets	(21)	(102)	(42)
(Gain) loss from divestitures, asset impairments and other, net	248	82	243
Equity in net (income) loss of unconsolidated entities, net of dividends	(10)	(4)	60
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(511)	(313)	(161)
Other current assets	(49)	40	(2)
Other assets	225	181	61
Accounts payable and accrued liabilities	41	281	90
Deferred revenues and other liabilities	(219)	(213)	(239)
Net cash provided by operating activities	6,043	5,390	4,719
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(395)	(7,488)	(170)
Capital expenditures	(3,227)	(3,231)	(2,895)
Proceeds from divestitures of businesses and other assets, net of cash divested	121	158	78
Other, net	(65)	(40)	(104)
Net cash used in investing activities	(3,566)	(10,601)	(3,091)
Cash flows from financing activities:
New borrowings	20,414	24,578	21,306
Debt repayments	(21,747)	(17,870)	(20,394)
Common stock repurchase program	—	(262)	(1,302)
Cash dividends	(1,334)	(1,210)	(1,136)
Exercise of common stock options	61	53	44
Tax payments associated with equity-based compensation transactions	(51)	(52)	(31)
Other, net	(16)	(82)	(11)
Net cash provided by (used in) financing activities	(2,673)	5,155	(1,524)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	6	(9)	3
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(190)	(65)	107
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	487	552	445
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$297	$487	$552

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$201	$414	$458
Restricted cash and cash equivalents included in other current assets	26	8	10
Restricted cash and cash equivalents included in restricted funds	70	65	84
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$297	$487	$552

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	(Loss) Income	Shares	Amounts	Interests
Balance, December 31, 2022	$6,864	630,282	$6	$5,314	$13,167	$(69)	(222,396)	$(11,569)	$15
Consolidated net income	2,276	—	—	—	2,304	—	—	—	(28)
Other comprehensive income (loss), net of tax	32	—	—	—	—	32	—	—	—
Cash dividends declared of $2.80 per common share	(1,136)	—	—	—	(1,136)	—	—	—	—
Equity-based compensation transactions, net	169	—	—	97	(1)	—	1,406	73	—
Common stock repurchase program	(1,315)	—	—	(60)	—	—	(7,840)	(1,255)	—
Other, net	6	—	—	—	—	—	3	—	6
Balance, December 31, 2023	$6,896	630,282	$6	$5,351	$14,334	$(37)	(228,827)	$(12,751)	$(7)
Adoption of new accounting standard	(12)	—	—	—	(12)	—	—	—	—
Consolidated net income	2,745	—	—	—	2,746	—	—	—	(1)
Other comprehensive income (loss), net of tax	(78)	—	—	—	—	(78)	—	—	—
Cash dividends declared of $3.00 per common share	(1,210)	—	—	—	(1,210)	—	—	—	—
Equity-based compensation transactions, net	187	—	—	104	—	—	1,530	83	—
Common stock repurchase program	(265)	—	—	60	—	—	(1,494)	(325)	—
Other, net	(9)	—	—	(19)	—	—	3	—	10
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	2,709	—	—	—	2,708	—	—	—	1
Other comprehensive income (loss), net of tax	105	—	—	—	—	105	—	—	—
Cash dividends declared of $3.30 per common share	(1,334)	—	—	—	(1,334)	—	—	—	—
Equity-based compensation transactions, net	259	—	—	180	—	—	1,445	79	—
Other, net	(2)	—	—	—	—	—	2	—	(2)
Balance, December 31, 2025	$9,991	630,282	$6	$5,676	$17,232	$(10)	(227,341)	$(12,914)	$1

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025, 2024 and 2023

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Waste Management Renewable Energy (“Renewable Energy”) segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Following our 2024 acquisition of Stericycle, Inc. (“Stericycle”), our Healthcare Solutions segment provides regulated waste and compliance services (“RWCS”) and secure information destruction (“SID”) services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments but that support our collection and disposal operations, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other. Refer to Note 19 for further discussion.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds, and accounts and other receivables. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2025 and 2024, no single customer represented greater than 5% of total accounts receivable.

Accounts and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables as well as existing and expected economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the year ended December 31 (in millions):

	2025	2024
Balance as of January 1	$165	$30
Additions charged to expense	85	65
Accounts written-off, net of recoveries	(171)	(55)
Acquisitions, divestitures and other, net	8	125
Balance as of December 31	$87	$165

To determine the allowance for doubtful accounts for trade receivables, we rely upon, among other factors, historical payment and loss trends, the age of outstanding receivables, as well as existing and expected economic conditions. We believe that trade receivables across our Collection and Disposal, Recycling Processing and Sales, and Renewable Energy segments share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether trade receivables continue to display similar risk characteristics.

Generally, the risk characteristics of Healthcare Solutions customers are similar to customers of our other business segments, though complexities within the customer engagement systems and processes of the acquired business have caused billing and collection delays. As of the acquisition date, the Company determined that these issues contributed to a portion of the acquired Stericycle receivables having a more-than-insignificant deterioration in credit quality since origination. As a result, a gross allowance for doubtful accounts of trade receivables was established with our opening balance sheet for the acquired business in the amount of $144 million. Over the course of 2025, $88 million of acquired and reserved trade account receivable balances related to the Stericycle acquisition was written off.

Based on aging analysis as of December 31, 2025 and 2024, approximately 85% of our trade receivables were outstanding less than 60 days.

To determine the allowance for doubtful accounts for other receivables, as well as loans and other instruments, we rely primarily on credit ratings and associated default rates based on the maturity of the instrument. Other receivables, as of December 31, 2025 and 2024, include receivables related to income tax payments in excess of our current income tax obligations of $482 million and $255 million, respectively. Other receivables as of December 31, 2025 and 2024 also include a receivable of $25 million and $46 million, respectively, related to alternative fuel tax credits. Based on an aging analysis as of December 31, 2025 and 2024, approximately 70% and 65%, respectively, of our other receivables were due within 12 months or less.

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

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. As of December 31, 2025, 2024 and 2023, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.50%, for each year. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2025 was approximately 4.9%.

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

These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2025, there were none that required approval by our Chief Financial Officer.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $8 million higher than the $231 million recorded in the Consolidated Balance Sheet as of December 31, 2025. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 30
Machinery and equipment (a)	3 to 30
Buildings and improvements	5 to 40
Furniture, fixtures and office equipment	3 to 10
(a)	Includes recycling and RNG facilities and Healthcare Solutions autoclaves and incinerators as well as containers.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may perform either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative assessment is performed. The quantitative assessment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the reporting unit’s estimated fair value is less than its carrying amount. Fair value is typically estimated using an income approach using Level 3 inputs. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

As part of our 2025 annual assessment, we performed a quantitative review for a reporting unit within our Healthcare Solutions segment due its sensitivity to changes in estimates of fair value, specifically changes driven by revenue growth, cost and discount rate assumptions, given the recent acquisition of the business. Based on our assessment no impairment was recorded for the year ended December 31, 2025. Refer to Note 11 for information related to impairments recognized during the reported periods.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. For our self-insured portions, the exposure for unpaid claims and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in Unconsolidated Entities

As a result of adopting Accounting Standards Update (“ASU”) 2023-02 in 2024, our investments in entities established to invest in and manage low-income housing properties are accounted for using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Equity investments in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are measured using a quantitative approach as these investments do not have readily determinable fair values. The quantitative approach, or measurement alternative, is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table summarizes our investments in unconsolidated entities as of December 31 (in millions):

	2025	2024
Equity method investments	$98	$86
Investments qualifying for proportional amortization method	624	707
Investments without readily determinable fair values	57	53
Investments in unconsolidated entities	$779	$846

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

The U.S. dollar/Canadian dollar exchange rate was 1.3724 at December 31, 2025, 1.4384 at December 31, 2024 and 1.3243 at December 31, 2023. The U.S. dollar/Euro exchange rate was 0.8514 at December 31, 2025 and 0.9659 at December 31, 2024. The U.S. dollar/British pound sterling exchange rate was 0.7421 at December 31, 2025 and 0.7990 at December 31, 2024. Refer to Note 12 for information regarding the impacts of foreign currency on our comprehensive income and results of operations.

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

Our Renewable Energy revenue is primarily generated from (i) the sale of captured and converted landfill methane gas; (ii) the sale of RINs under the Renewable Fuel Standard (“RFS”) program implemented by the U.S. Environmental Protection Agency (“EPA”); (iii) sale of Low Carbon Fuel credits designed to stimulate the use of low-carbon fuels and (iv) the sale of energy (electricity and capacity) and associated RECs.

Our Healthcare Solutions revenue is primarily generated from (i) RWCS, which provide collection, processing and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste, and compliance programs and (ii) SID services, which provide for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. The customers typically enter into a contract for the provision of services on a weekly, monthly or as-needed basis over the contract term. We receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending on measures including the volume, weight, and type of waste, as specified in applicable contracts.

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

As of December 31, 2025 and 2024, we had $237 million and $218 million of deferred contract costs, respectively, of which $177 million and $154 million, respectively, were related to deferred sales incentives. During each of the years ended December 31, 2025, 2024 and 2023, we amortized $31 million, $28 million and $26 million, respectively, of sales incentives to selling, general and administrative expense.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Contracts

Approximately 30% of our total revenue is derived from contracts with a remaining term greater than one year. The consideration for these contracts is primarily variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served, weight, number of containers served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have a weighted average remaining contract life of approximately four years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

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

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2025, 2024 and 2023, total interest costs were $1.0 billion, $728 million and $590 million, respectively, of which $82 million, $84 million and $63 million were capitalized in 2025, 2024 and 2023, respectively.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the year ended December 31 (in millions):

	2025	2024	2023
Interest, net of capitalized interest	$927	$530	$447
Accrued capital expenditures	465	620	508

Income taxes (net of refunds):
U.S. Federal	$304	$454	$465
U.S. State and Local	145	157	130
Foreign
Canada	42	32	37
Other	3	2	1
	45	34	38
Total	$494	$645	$633

During 2025, 2024 and 2023, we had $238 million, $474 million and $276 million, respectively, of non-cash financing activities primarily from our low-income housing investments and new financing leases. These are discussed further in Notes 6 and 8. Additionally, we had approximately $41 million, $20 million and $25 million of non-cash investing activities related to non-cash consideration transferred as part of our acquisitions in 2025, 2024 and 2023, respectively. See Note 17 for further discussion of our acquisitions.

Restructuring

During the year ended December 31, 2025, we recognized $51 million of pre-tax restructuring charges, primarily related to employee costs associated with the integration of Stericycle as well as employee retention and severance costs incurred to support automation at our recycling facilities and in certain back-office functions.

Adoption of New Accounting Standards in 2025

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which improves the transparency of income tax disclosures by requiring specific categories in the income tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures on income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for public entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis and accordingly, our income tax disclosures for years 2024 and 2023 have been retrospectively recast under this guidance. See Note 8 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2025			2024
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$186	$72	$258	$177	$54	$231
Long-term	3,119	159	3,278	2,880	168	3,048
	$3,305	$231	$3,536	$3,057	$222	$3,279

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2025 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2024	$3,057	$222
Obligations incurred and capitalized	86	—
Obligations settled	(181)	(29)
Interest accretion	142	—
Revisions in estimates	217	38
Acquisitions, divestitures and other adjustments	(16)	—
December 31, 2025	$3,305	$231

Our recorded liabilities as of December 31, 2025 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement.

4.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2025	2024
Land	$879	$873
Landfills	21,176	20,273
Vehicles	7,352	7,065
Machinery and equipment (a)	6,250	5,757
Containers	3,482	3,369
Buildings and improvements	5,709	5,210
Furniture, fixtures and office equipment	626	570
	45,474	43,117
Less: Accumulated depreciation of tangible property and equipment	(12,152)	(11,518)
Less: Accumulated depletion of landfill airspace	(12,944)	(12,259)
Property and equipment, net (b)	$20,378	$19,340
(a)	As of December 31, 2025 and 2024, includes (i) $1.7 billion related to recycling facilities; (ii) $1.2 billion and $834 million, respectively, related to RNG facilities and (iii) $340 million and $419 million, respectively, related to autoclaves, incinerators, and other equipment of Healthcare Solutions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes approximately $2.7 billion and $3.4 billion of construction in progress as of December 31, 2025 and 2024, respectively.

See Note 11 for information regarding asset impairments.

Depreciation and depletion expense, including for assets recorded as financing leases, consisted of the following for the year ended December 31 (in millions):

	2025	2024	2023
Depreciation of tangible property and equipment	$1,544	$1,292	$1,197
Depletion of landfill airspace	898	795	745
Depreciation and depletion expense	$2,442	$2,087	$1,942

See Note 5 for information regarding amortization of our intangible assets.

5.    Goodwill and Other Intangible Assets

Goodwill was $13.9 billion and $13.4 billion as of December 31, 2025 and 2024, respectively. As discussed in Note 2, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. The $442 million increase in goodwill during 2025 is primarily related to our solid waste and recycling acquisitions. This increase was offset by a $16 million goodwill impairment charge to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal businesses. There were no impairments of goodwill or other intangible assets for the year ended December 31, 2024. See Notes 11 and 17 for additional information.

Goodwill is included within each segment’s total assets. For segment reporting purposes, our recycling facilities and recycling brokerage services are included within our Recycling Processing and Sales segment. In 2025, we finalized the determination of our reporting units related to the Stericycle acquisition and allocated the goodwill balance to two reporting units within our Healthcare Solutions segment using a relative fair value allocation method. The following table presents changes in goodwill during the reported periods (in millions):

				Recycling
	Collection and Disposal			Processing	Healthcare
	East Tier	West Tier	Other Ancillary	and Sales	Solutions	Other	Total
Balance, December 31, 2023	$5,094	$3,766	$27	$366	$—	$1	$9,254
Acquired goodwill	553	30	—	5	3,633	—	4,221
Divested goodwill	—	(4)	—	—	—	—	(4)
Impairments	—	—	—	—	—	—	—
Foreign currency translation and other	(32)	—	—	(1)	—	—	(33)
Balance, December 31, 2024	$5,615	$3,792	$27	$370	$3,633	$1	$13,438
Acquired goodwill	272	13	—	30	—	—	315
Divested goodwill	—	—	—	—	—	—	—
Impairments	—	—	(16)	—	—	—	(16)
Foreign currency translation and other (a)	7	(18)	—	12	142	—	143
Balance, December 31, 2025	$5,894	$3,787	$11	$412	$3,775	$1	$13,880
(a)	For our Healthcare Solutions segment, this amount includes a $131 million purchase price allocation adjustment. See Note 17 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

		Customer	Covenants	Licenses,
	Trade names	and Supplier	Not-to-	Permits
		Relationships	Compete	and Other	Total
2025
Intangible assets	$753	$3,571	$41	$586	$4,951
Less: Accumulated amortization	(81)	(971)	(18)	(114)	(1,184)
	$672	$2,600	$23	$472	$3,767
2024
Intangible assets	$821	$3,549	$44	$579	$4,993
Less: Accumulated amortization	(21)	(673)	(14)	(97)	(805)
	$800	$2,876	$30	$482	$4,188

Amortization expense for other intangible assets was $421 million, $180 million and $129 million for 2025, 2024 and 2023, respectively. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2025 and 2024, we had $956 million and $970 million, respectively, of indefinite lived trade names, licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. As of December 31, 2025, we expect annual amortization expense related to other intangible assets to be $383 million in 2026, $307 million in 2027, $271 million in 2028, $223 million in 2029 and $189 million in 2030. See Note 17 for additional information related to intangibles acquired from our acquisitions.

6.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2025	2024
Commercial paper program (weighted average interest rate of 4.1% as of December 31, 2025 and 4.7% as of December 31, 2024)	$1,090	$1,250
Senior notes, maturing through 2054, interest rates ranging from 1.15% to 7.75% (weighted average interest rate of 4.3% as of December 31, 2025 and 4.2% as of December 31, 2024)	17,498	18,419
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	364	348
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.70% to 4.60% (weighted average interest rate of 3.4% as of December 31, 2025 and 3.7% as of December 31, 2024)	2,827	2,873
Financing leases and other, maturing through 2075 (weighted average interest rate of 4.8% as of December 31, 2025 and 4.9% as of December 31, 2024)	1,284	1,189
Debt issuance costs, discounts and other	(156)	(179)
	22,907	23,900
Current portion of long-term debt	711	1,359
Long-term debt, less current portion	$22,196	$22,541

Debt Classification

As of December 31, 2025, we had approximately $3.7 billion of debt maturing within the next 12 months, including (i) $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.1% senior notes that mature in August 2026; (iv) $364 million of 2.6% Canadian senior notes that mature in September 2026 and (v) $200 million of other debt with scheduled maturities within the next 12 months. As of December 31, 2025, we have classified $3.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $711 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of December 31, 2025, we had no outstanding borrowings under this facility. We had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $227 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.2 billion as of December 31, 2025.

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

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of December 31, 2025, we had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of December 31, 2025, we had utilized $920 million of other uncommitted letter of credit lines with terms extending through December 2029.

Debt Borrowings and Repayments

Commercial Paper Program — During the year ended December 31, 2025, we made cash repayments of $20.4 billion, which were partially offset by $20.2 billion of cash borrowings (net of related discount on issuance).

Senior Notes — We repaid $422 million of 3.125% senior notes in March 2025 and $500 million of 0.75% senior notes in November 2025, in both cases with available cash at their scheduled maturities.

Senior Notes Exchange Offer — On June 25, 2025, we completed an exchange offer pursuant to which we issued approximately $483 million of new notes (the “Registered Notes”) registered under the Securities Act of 1933, as amended, in exchange for a like amount of our outstanding unregistered 3.875% Senior Notes due 2029 (the “Restricted Notes”).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This amount represents approximately 99% of the $485 million aggregate principal amount of Restricted Notes that were originally issued on November 8, 2024, in a private offer in exchange for notes of Stericycle. The terms of the Registered Notes are substantially identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes are not subject to restrictions on transfer. The debt exchange is accounted for as a modification of debt, as the financial terms of the Registered Notes do not differ from the Restricted Notes, and there is no substantial difference between the present value of cash flows under each respective set of notes.

Tax-Exempt Bonds — We issued $252 million of tax-exempt bonds in 2025. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal and recycling facility construction and development. We also repaid $298 million of tax-exempt bonds in 2025 at their respective scheduled maturities with available cash on hand.

Financing Leases and Other — The increase in our financing leases and other debt obligations in 2025 is due to an increase of $248 million, primarily related to non-cash financing leases, partially offset by $153 million of cash repayments of debt at maturity.

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $1.8 billion in 2026, $2.0 billion in 2027, $2.0 billion in 2028, $2.1 billion in 2029, $1.7 billion in 2030 and $13.5 billion thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. As discussed above, we have the intent and ability to refinance our commercial paper borrowings on a long-term basis. See Note 7 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing lease obligations and the notes payable associated with our investments in low-income housing properties. See Notes 8 and 18 for additional information related to these investments.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under our $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of our $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The Company has not elected to increase the Leverage Ratio for an Elevated Leverage Ratio Period during the term of our $3.5 billion revolving credit facility. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility. As of December 31, 2025 and 2024, we were in compliance with our Leverage Ratio covenant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens, engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2025 and 2024, we were in compliance with all covenants and restrictions under our financing arrangements, in addition to our Leverage Ratio covenant, that may have a material effect on our Consolidated Financial Statements.

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

Supplemental balance sheet information for our leases as of December 31 is as follows (in millions):

Leases	Classification	2025	2024
Assets
Long-term:
Operating	Other assets	$959	$996
Financing	Property and equipment, net of accumulated depreciation and depletion	568	457
Total lease assets		$1,527	$1,453

Liabilities
Current:
Operating	Accrued liabilities	$165	$162
Financing	Current portion of long-term debt	86	73
Long-term:
Operating	Other liabilities	845	878
Financing	Long-term debt, less current portion	477	374
Total lease liabilities		$1,573	$1,487

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease expense was $427 million, $264 million and $189 million during 2025, 2024 and 2023, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statements of Operations. Financing lease expense was $96 million, $73 million and $58 million during 2025, 2024 and 2023, respectively, and is included in depreciation, depletion and amortization expense and interest expense, net in our Consolidated Statements of Operations.

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2025 are as follows (in millions):

	Operating	Financing
2026	$208	$109
2027	188	102
2028	169	92
2029	139	85
2030	101	46
Thereafter	464	309
Total undiscounted lease payments	$1,269	$743
Less: interest	(259)	(180)
Discounted lease liabilities	$1,010	$563

Cash paid during 2025 for our operating and financing leases was $214 million and $101 million, respectively. Cash paid during 2024 for our operating and financing leases was $103 million and $90 million, respectively. Increases in cash paid for operating leases was primarily driven by activity within our Healthcare Solutions segment. During 2025, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $132 million and $184 million, respectively. During 2024, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $74 million and $118 million, respectively.

As of December 31, 2025, the weighted average remaining lease terms of our operating and financing leases were approximately 12 years and 10 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2025 for our operating and financing leases were approximately 4.4% and 4.9%, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the year ended December 31 (in millions):

	2025	2024	2023
Current:
Federal	$193	$419	$477
State	121	133	151
Foreign	40	37	34
	354	589	662
Deferred:
Federal	308	98	73
State	64	19	2
Foreign	(9)	7	8
	363	124	83
Income tax expense:	$717	$713	$745

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the year ended December 31 as follows (in millions, except percentages):

	2025		2024		2023
	Tax Expense	Rate	Tax Expense	Rate	Tax Expense	Rate
Income tax expense at U.S. federal statutory rate	$720	21.0%	$726	21.0%	$634	21.0%
State and local income tax, net of federal income tax effect (a)	146	4.3	135	3.9	123	4.1
Foreign tax effects	6	0.2	16	0.5	12	0.4
Tax credits
Investment tax credits	(184)	(5.4)	(137)	(4.0)	(8)	(0.2)
Low income housing tax credits	(117)	(3.4)	(90)	(2.6)	(88)	(2.9)
Other tax credits	(2)	(0.1)	(3)	(0.1)	(2)	(0.1)
Changes in valuation allowances	(5)	(0.2)	(7)	(0.2)	41	1.4
Nontaxable or nondeductible items	34	1.0	17	0.5	35	1.1
Changes in unrecognized tax benefits	—	—	(20)	(0.6)	1	0.0
Other adjustments
Proportional amortization method	96	2.8	78	2.3	—	—
Other	23	0.7	(2)	(0.1)	(3)	(0.1)
	$717	20.9%	$713	20.6%	$745	24.7%
(a)	For the years ended December 31, 2025, 2024 and 2023, the states that make up a majority of the effect of the state and local income tax category include California, Florida, Illinois, New Jersey, New York and Oregon. Additionally, Georgia is included in the year ended December 31, 2024.

The comparability of our income tax expense for the reported periods has been primarily affected by (i) federal tax credits; (ii) variations in our income before income taxes; (iii) impacts of adopting Accounting Standards Updates (“ASU”) 2023-02 and (iv) the tax implications of impairments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income before income taxes by source for the year ended December 31 was as follows (in millions):

	2025	2024	2023
Domestic	$3,307	$3,325	$2,878
Foreign	119	133	143
Income before income taxes	$3,426	$3,458	$3,021

Renewable Natural Gas — Through our Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. We expect our new RNG facilities to qualify for federal tax credits and to realize those credits through 2027 under Section 48 of the Internal Revenue Code. We completed construction of seven RNG facilities in 2025, five RNG facilities in 2024 and one RNG facility in 2023, resulting in a reduction to our income tax expense of $184 million, $137 million and $8 million, respectively.

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

As a result of adopting ASU 2023-02 in 2024, we amortize our investments in these entities using the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received. The amortization expense and the income tax credits are required to be presented on a net basis in income tax expense on the Consolidated Statements of Operations. Prior to 2024, we accounted for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net income (loss) of unconsolidated entities, within our Consolidated Statements of Operations.

During the years ended December 31, 2025 and 2024, we recognized income tax expense of $96 million and $78 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense of $137 million and $104 million, respectively, primarily due to federal tax credits realized from these investments. For the year ended December 31, 2023, we recognized net losses of $66 million and a reduction in our income tax expense of $108 million primarily due to federal tax credits realized from these investments as well as the tax benefits from the pre-tax losses realized. In addition, during the years ended December 31, 2025, 2024 and 2023, we recognized interest expense of $33 million, $24 million and $15 million, respectively, associated with our investments in low-income housing properties. See Notes 2 and 18 for additional information related to these unconsolidated variable interest entities.

Tax Implications of Impairments — During the years ended December 31, 2024 and 2023, we recognized additional income tax expense of $14 million and $50 million, respectively, due to non-cash impairment charges that were not deductible for tax purposes in the year of impairment. The non-cash impairment charges recognized during 2025 were deductible for tax purposes. See Note 11 for more information related to our impairment charges.

Tax Audits — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of December 31, 2025 and 2024, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we are under IRS audits for the 2024 and 2025 tax years and expect the audits to be completed within the next 15 months. We are also currently undergoing audits by the Canada Revenue Agency for the 2021 tax year and various state and local jurisdictions for tax years that date back to 2018.

Tax Legislation — On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. We have evaluated the business tax provisions in the legislation, none of which had a material impact on our effective tax rate. However, we had a beneficial impact to cash taxes related to bonus depreciation.

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2025	2024
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$160	$159
Landfill and environmental remediation liabilities	146	162
Operating lease liabilities	258	276
Miscellaneous and other reserves, net	176	258
Total deferred tax assets	740	855
Valuation allowance	(180)	(199)
Deferred tax liabilities:
Property and equipment	(1,614)	(1,308)
Goodwill and other intangibles	(1,844)	(1,895)
Operating lease right-of-use assets	(245)	(263)
Net deferred tax liabilities	$(3,143)	$(2,810)

These net deferred tax liabilities are included as a component of other long-term assets, accrued liabilities and deferred income taxes in our Consolidated Balance Sheets. As of December 31, 2025, we had $114 million of international net operating loss carry-forwards with expiration dates through 2034 and $2.2 billion of state net operating loss carry-forwards with expiration dates through 2045. We also had $46 million of foreign interest expense carry-forwards that do not expire, $40 million of foreign tax credit carry-forwards with expiration dates through 2033 and $5 million of state tax credit carry-forwards with expiration dates through 2038.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2025	2024	2023
Balance as of January 1	$43	$66	$64
Additions based on tax positions related to the current year	6	4	6
Accrued interest	2	2	2
Acquisitions	—	2	—
Settlements	—	(21)	—
Lapse of statute of limitations	(8)	(10)	(6)
Balance as of December 31	$43	$43	$66

These liabilities are included as a component of other long-term liabilities or as an offset to other long-term assets in our Consolidated Balance Sheets. As of December 31, 2025, we had $36 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any material accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.  Employee Benefit Plans

Defined Contribution Plans — The Company sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the 401(k) retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. In connection with our acquisition of Stericycle in November 2024, we acquired a domestic defined contribution plan with attributes similar to our existing Waste Management 401(k) retirement savings plan. In January 2026, the Stericycle 401(k) plan was merged into the Waste Management 401(k) retirement savings plan.

Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada and across Europe, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $157 million, $125 million and $118 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2025, the combined benefit obligation of these pension plans was $118 million supported by $123 million of combined plan assets, resulting in a net plan asset for these plans of $5 million. As of December 31,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024, the combined benefit obligation of these pension plans was $115 million supported by $117 million of combined plan assets, resulting in a net plan asset for these plans of $2 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $6 million and $7 million as of December 31, 2025 and 2024, respectively.

Our assets and accrued benefit liabilities for our defined benefit pension and other post-retirement plans are included as components of other long-term assets, accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
	EIN/	Pension Protection Act			Company			of Collective
	Pension Plan	Reported Status(a)		FIP/RP	Contributions			Bargaining
Pension Fund	Number	2025	2024	Status(b)(c)	2025	2024	2023	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical and Declining	Implemented	$4	$1	$1	2030
Midwest Operating Engineers Pension Trust Fund	EIN: 36-6140097; Plan Number: 001	Not Endangered or Critical as of 3/31/2025	Not Endangered or Critical as of 3/31/2024	Implemented	2	3	2	Various dates through 2026
Suburban Teamsters of Northern Illinois Pension Plan (d)	EIN: 36-6155778; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Implemented	2	4	4	Various dates through 2030
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	50	47	41	Various dates through 2031
Pension Plan Private Sanitation Union, Local 813 IBT	EIN: 13-1975659; Plan Number: 001	Critical	Red and Critical	Implemented	3	1	—	Various dates through 2028
					$61	$56	$48
Contributions to other Multiemployer Pension Plans					16	17	18
Total contributions to Multiemployer Pension Plans (e)					$77	$73	$66
(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan’s year-end as of December 31, 2024 and 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2025 and 2024.
(e)	Total contributions to Multiemployer Pension Plans exclude contributions related to withdrawal liabilities, if any.

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

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2025, 2024 and 2023, the Company made contributions of $76 million, $62 million and $56 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

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

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial general liability insurance policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. Our receivable balance associated with insurance claims was $138 million and $111 million as of December 31, 2025 and 2024, respectively. The changes to our insurance reserves for the year ended December 31 are summarized below (in millions):

	2025(a)	2024
Balance as of January 1	$798	$712
Self-insurance expense	277	243
Cash paid and other	(225)	(231)
Assumed liabilities from acquisitions	—	74
Balance as of December 31	$850	$798
Current portion as of December 31	$216	$211
Long-term portion as of December 31	$634	$587
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

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

Unconditional Purchase Obligations — Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates and consist primarily of the following:

●	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.
●	Other — We are party to certain multi-year service agreements, including various contracts to support our Renewable Energy segment, such as interconnection agreements, expiring at various dates through 2046 requiring minimum annual payments.

As of December 31, 2025, our estimated minimum obligations associated with unconditional purchase obligations were $269 million in 2026, $234 million in 2027, $130 million in 2028, $78 million in 2029, $63 million in 2030 and $594 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our future minimum obligations under these outstanding purchase agreements are generally quantity driven

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, as a result, our associated financial obligations are not fixed as of December 31, 2025. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial condition, results of operations or cash flows.

Other Commitments

●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior landowners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 6. Additionally, our Collection and Disposal and Corporate and Other businesses earn royalties from our Renewable Energy segment related to the transfer of landfill gas to our Renewable Energy segment from our active and closed landfills. All royalties between our Renewable Energy segment and Collection and Disposal and Corporate and Other businesses are eliminated in consolidation.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2025, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes which mature through 2054, $3.5 billion revolving credit facility and certain letter of credit lines. WMI has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets.
●	WMI and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 6 for information related to the balances and maturities of these debt obligations.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2025, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 18 of our landfills. Any liability associated with the triggering of the home value guarantee has been reflected in our Consolidated Balance Sheets. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions

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

As of December 31, 2025, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design that was approved by the EPA in September 2025. It is expected that the EPA will issue a Unilateral Administrative Order for the site cleanup in the first quarter of 2026. The recorded liability as of December 31, 2025 and 2024, was approximately $100 million and $97 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding a final remedial design for the site.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. We are not aware of any matters as of year end 2025 that are required to be disclosed pursuant to this standard.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020. While the ultimate disposition of this matter remains uncertain, we do not currently believe that it will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In June 2022, we and certain of our officers were named as defendants in a complaint alleging violation of the federal securities laws and seeking certification as a class action in the U.S. District Court for the Southern District of New York. A lead plaintiff was appointed and an amended complaint was filed in January 2023. The amended complaint sought damages on behalf of a putative class of secondary market purchasers of our senior notes with a special mandatory redemption feature issued in May 2019, asserting claims under the Securities Exchange Act of 1934, as amended, based on alleged misrepresentations and omissions concerning the anticipated time for completion of our acquisition of Advanced Disposal. On December 18, 2025, the court granted final approval of a settlement that will be covered by insurance. This settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Multiemployer Defined Benefit Pension Plans — About 15% of our workforce is covered by collective bargaining agreements with various local unions across the U.S. and Canada, and certain parts of Europe. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of Multiemployer Pension Plans for the covered employees. Refer to Note 9 for additional information about our participation in Multiemployer Pension Plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these Multiemployer Pension Plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect to litigate any denial of the claim for refund. As of December 31, 2025 and 2024, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Consolidated Balance Sheets.

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the year ended December 31 (in millions):

	2025	2024	2023
Gain from divestitures, net	$—	$(26)	$—
Asset impairments	232	90	275
Other, net	16	18	(32)
	$248	$82	$243

During the year ended December 31, 2025, we recognized $248 million of net charges primarily consisting of (i) a $160 million impairment charge related to the decision to temporarily suspend the operations of a business engaged in accelerating plastic film and wrap recycling capabilities within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier; (iii) a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services reflected in Other Ancillary within our Collection and Disposal businesses and (iv) an $11 million negotiated payment for early termination of a contract in our Renewable Energy segment. Refer to Note 5 for further information.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Net Income (Loss) of Unconsolidated Entities

These financial statement impacts are largely related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. In 2024, we adopted ASU 2023-02, and, as a result, beginning in 2024, the amortization of these investments is recognized as a component of income tax expense. We generate tax credits and other tax benefits from the losses incurred from these investments. The losses are more than offset by the tax benefits generated by these investments as further discussed in Note 8. Refer to Notes 8 and 18 for additional information related to these investments. Refer to (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net above for more information on the impairment of an equity method investment.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WMI stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities(a)	Adjustments	Obligations	Total
Balance, December 31, 2022	$3	$19	$(94)	$3	$(69)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5, $(4), $0 and $2, respectively	16	(11)	26	4	35
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	(1)	(3)
Net current period other comprehensive income (loss)	14	(11)	26	3	32
Balance, December 31, 2023	$17	$8	$(68)	$6	$(37)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $10, $3, $0 and $0, respectively	30	7	(111)	(1)	(75)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	(3)	—	—	—	(3)
Net current period other comprehensive income (loss)	27	7	(111)	(1)	(78)
Balance, December 31, 2024	$44	$15	$(179)	$5	$(115)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1, $5, $0 and $0, respectively	(4)	14	98	3	111
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(2), $0, $0 and $0, respectively	(5)	—	—	(1)	(6)
Net current period other comprehensive income (loss)	(9)	14	98	2	105
Balance, December 31, 2025	$35	$29	$(81)	$7	$(10)

(a)	In 2023, we recognized a $23 million unrealized loss, net of a deferred tax benefit of $8 million, associated with our investment in redeemable preferred stock due to the estimated fair value being less than the remaining carrying value.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2025, we had 402.9 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $1.3 billion in 2025, or $3.30 per common share, $1.2 billion in 2024, or $3.00 per common share, and $1.1 billion in 2023, or $2.80 per common share.

In December 2025, we announced that our Board of Directors expects to increase the quarterly dividend from $0.825 to $0.945 per share for dividends declared in 2026. However, all future dividend declarations are at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

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

	2025(a)	2024(b)	2023(c)
Shares repurchased (in thousands)	—	1,494	7,840
Weighted average price per share	$—	$196.95	$158.47
Total repurchases (in millions)	$—	$262	$1,242
(a)	There were no common stock repurchases for the year ended December 31, 2025.
(b)	We executed and completed one ASR agreement during 2024 to repurchase $250 million of our common stock and received 1.2 million shares in connection with this ASR agreement. In February 2024, we also received 0.2 million shares pursuant to our October 2023 ASR agreement based on a final weighted average price of $175.29.

We also repurchased an additional 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b 18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $12 million, inclusive of per-share commission.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	We executed and completed three ASR agreements during 2023 to repurchase $950 million of our common stock and received 6.0 million shares in connection with these ASR agreements. Additionally, in October 2023, we executed an ASR agreement to repurchase $300 million of our common stock. At the beginning of the repurchase period, we delivered $300 million in cash and received 1.5 million shares based on a stock price of $161.38. The ASR agreement completed in February 2024, at which time we received 0.2 million additional shares based on a final weighted average price of $175.29.

We also repurchased an additional 0.3 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b 18 of the Securities Exchange Act of 1934 (“Exchange Act”) for $52 million, inclusive of per-share commissions.

We announced in December 2025 that our Board of Directors has authorized up to $3.0 billion in future share repurchases, exclusive of fees, commissions and taxes. This new authorization supersedes and replaces remaining authority under the prior Board of Directors’ authorization for share repurchases announced in December 2023. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the market value on the last day of the applicable offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2025, 2024 and 2023 was approximately 438,000, 408,000 and 473,000, respectively. After the January 2026 issuance of shares associated with the July to December 2025 offering period, 0.9 million shares remain available for issuance under the ESPP.

Annual compensation expense resulting from our ESPP was $13 million, or $10 million net of tax expense, for 2025, $11 million, or $8 million net of tax expense, for 2024 and $14 million, or $11 million net of tax expense, for 2023.

Employee Stock Incentive Plans

In May 2023, our stockholders approved our 2023 Stock Incentive Plan (the “2023 Plan”) to replace our 2014 Stock Incentive Plan (the “2014 Plan”). Upon approval of the 2023 Plan, no further awards could be granted under the 2014 Plan, and the 15.2 million shares of our common stock that were previously available for issuance under the 2014 Plan became available for issuance under the 2023 Plan, in addition to any shares of our common stock that were subject to outstanding awards under the 2014 Plan that subsequently cease to be subject to such awards as a result of the forfeiture, cancellation or termination. We did not request that our stockholders approve any shares in addition to the shares that roll over from the 2014 Plan for issuance pursuant to the 2023 Plan. As of December 31, 2025, approximately 12.9 million shares were available for future grants under the 2023 Plan. Our equity-based compensation awards described herein have been made pursuant to our 2023 Plan or our 2014 Plan (collectively, the “Incentive Plans”). We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2025 annual stock incentive plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. Awards granted to other eligible employees under the Incentive Plans included a combination of PSUs, RSUs and stock options in 2025. The Company also periodically grants equity awards, primarily consisting of RSUs, to employees working on key initiatives, in connection with new hires and promotions and to field and corporate managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2025	472	$179.25
Granted	189	$230.51
Vested	(220)	$174.62
Forfeited	(21)	$210.84
Unvested as of December 31, 2025	420	$203.17

The total fair market value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $50 million, $25 million and $15 million, respectively. During the year ended December 31, 2025, we issued approximately 149,000 shares of common stock for these vested RSUs, net of approximately 71,000 units deferred or used for payment of associated taxes.

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

Performance Share Units — There are primarily two types of PSUs currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 Index (“TSR PSUs”) and (ii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in the first half of the first quarter of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs, at 100% of the targeted amount, is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2025	829	$195.49
Granted	332	$277.20
Vested	(263)	$168.48
Forfeited	(24)	$253.07
Unvested as of December 31, 2025	874	$233.05

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2025 was performed by the Management Development and Compensation Committee of our Board of Directors in January 2026. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2025. The “vested” PSUs are for the three-year performance period ended December 31, 2024, as achievement of performance results and corresponding vesting was determined in January 2025. The performance of the Company’s common stock for purposes of the TSR PSUs and the Cash Flow PSUs exceeded maximum performance criteria. Accordingly, recipients of the PSU awards received a payout of 167.22% of the vested TSR PSUs and 135.56% of the vested Cash Flow PSUs. In February 2025, approximately 398,000 PSUs vested and we issued approximately 261,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2025, 2024 and 2023 for prior PSU award grants had a fair market value of $87 million, $121 million and $74 million, respectively.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards for payout six months after the employee leaves the Company. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2025, we had approximately 176,000 vested deferred units outstanding.

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

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2025	2,375	$129.15
Granted	137	$231.20
Exercised (a)	(676)	$111.69
Forfeited or expired	(17)	$143.94
Outstanding as of December 31, 2025 (b)	1,819	$143.20
Exercisable as of December 31, 2025 (c)	1,310	$122.06
(a)	Includes approximately 110,000 stock options exercised pursuant to written trading plans that provided for net share settlement, resulting in the Company withholding approximately 81,000 shares of our common stock to cover the associated stock option exercise price and taxes.
(b)	Stock options outstanding as of December 31, 2025 have a weighted average remaining contractual term of 5.6 years and an aggregate intrinsic value of $141 million based on the market value of our common stock on December 31, 2025.
(c)	Stock options exercisable as of December 31, 2025 have an aggregate intrinsic value of $128 million based on the market value of our common stock on December 31, 2025.

During 2025, 2024 and 2023, we received cash proceeds of $61 million, $53 million and $44 million, respectively, from the exercise of 676,000, 693,000 and 597,000 of employee stock options. The aggregate intrinsic value of stock options exercised during 2025, 2024 and 2023 was $79 million, $75 million and $44 million, respectively.

Stock options exercisable as of December 31, 2025 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$56.24 - $98.90	436	$81.95	1.9
$98.91 - $145.67	593	$128.34	5.2
$145.68 - $231.20	281	$171.05	7.6
$56.24 - $231.20	1,310	$122.06	4.6

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $47.45, $43.00 and $32.82, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the year ended December 31 under the Black-Scholes valuation model:

	2025		2024		2023
Expected option life	4.5	years	4.4	years	4.6	years
Expected volatility	19.2%		20.7%		22.3%
Expected dividend yield	1.4%		1.5%		1.9%
Risk-free interest rate	4.2%		4.2%		4.4%

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

For the years ended December 31, 2025, 2024 and 2023, we recognized $154 million, $99 million and $78 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2025, 2024 and 2023 includes related income tax benefits of $29 million, $18 million and $15 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

As of December 31, 2025, we estimate that $66 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors receive annual grants of shares of our common stock under the Incentive Plans described above. Each non-employee director is required to hold all shares issued pursuant to a Company stock award, after the sale of shares necessary to cover applicable taxes, until retirement or other termination of service as a director of the Company.

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the year ended December 31 (shares in millions):

	2025	2024	2023
Number of common shares outstanding at end of period	402.9	401.5	401.5
Effect of using weighted average common shares outstanding	(0.2)	—	3.4
Weighted average basic common shares outstanding	402.7	401.5	404.9
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.5	1.9	2.0
Weighted average diluted common shares outstanding	404.2	403.4	406.9
Potentially issuable shares	4.2	4.7	5.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.8	1.2	1.0

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

	2025	2024
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$91	$56
Equity securities	88	70
Significant other observable inputs (Level 2):
Available-for-sale securities	528	445
Total assets measured at fair value	$707	$571

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

Equity Securities

We invest portions of our restricted trust funds in equity securities and we measure the fair value of these securities using quoted prices in active markets for identical assets. Any changes in fair value of these securities related to unrealized gains and losses have been appropriately reflected as a component of other, net in our Consolidated Statements of Operations.

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

Fair Value of Debt

As of December 31, 2025 and 2024, the carrying value of our debt was $22.9 billion and $23.9 billion, respectively. The estimated fair value of our debt was approximately $22.5 billion and $22.9 billion as of December 31, 2025 and 2024, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2025 and 2024. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

See Note 11 for information related to our nonrecurring fair value measurements. See Note 17 for information related to the nonrecurring fair value measurement of assets and liabilities acquired in connection with our acquisition of Stericycle.

17.  Acquisitions and Divestitures

Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, we completed solid waste and recycling acquisitions primarily in Virginia, Maryland and Washington D.C. for total consideration of $440 million. Total consideration included $399 million in net cash paid and $41 million in non-cash consideration, primarily related to purchase price holdbacks. In addition, we paid $9 million of holdbacks, of which $8 million related to prior year acquisitions.

Total consideration for our 2025 acquisitions was primarily allocated to $92 million of property and equipment, $45 million of other intangible assets, primarily customer relationships, and $315 million of goodwill. Other intangible assets included $39 million of customer relationships and $6 million of covenants not-to-compete.

The goodwill related to our 2025 acquisitions was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Acquisitions

In addition to the acquisition of Stericycle, during the year ended December 31, 2024, we completed solid waste and recycling acquisitions primarily in New York, Florida, North Carolina and Arizona for total consideration of $790 million. Total consideration included $783 million in net cash paid and $7 million in non-cash consideration, primarily related to purchase price holdbacks. In addition, we paid $23 million of holdbacks, of which $16 million related to prior year acquisitions.

Total consideration for our 2024 acquisitions, exclusive of Stericycle, was primarily allocated to $160 million of property and equipment, $79 million of other intangible assets and $588 million of goodwill. Other intangible assets included $63 million of customer relationships and $14 million of covenants not-to-compete.

The goodwill related to our other 2024 acquisitions was primarily a result of expected synergies from combining the acquired businesses with our existing operations, a significant portion of which was tax deductible.

In 2024, we paid $41 million to acquire the remaining minority interests in a business engaged in accelerating film and plastic wrap recycling capabilities that is included in our Recycling Processing and Sales segment.

Stericycle Acquisition — On June 3, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Stericycle for $62.00 per share in cash, representing a total enterprise value of approximately $7.2 billion (net of cash acquired) when including the assumption of $0.5 billion of debt and the repayment of approximately $0.8 billion of net debt. The acquisition expands our offerings in the U.S., Canada and parts of Western Europe by providing RWCS and SID services that protect people and brands, promote health and well-being and safeguard the environment. The transaction closed on November 4, 2024 and was funded using $5.2 billion of borrowings under a term credit agreement, our commercial paper program and available cash on hand. Shortly thereafter, we repaid all outstanding borrowings under the term credit agreement with net proceeds from our November 2024 issuance of $5.2 billion of senior notes.

For the year ended December 31, 2025, we incurred acquisition and integration related costs of $120 million, comprised of $89 million of selling, general and administrative costs and $31 million of restructuring costs. For the year ended December 31, 2024, we incurred acquisition and integration related costs of $160 million, which were primarily classified as selling, general and administrative expenses. The post-closing operating results of Stericycle have been included in our consolidated financial statements within our Healthcare Solutions segment. Post-closing through December 31, 2024, Stericycle recognized $403 million, $244 million and $155 million of operating revenue, operating expenses and selling, general and administrative expenses, respectively, which are net of intercompany transactions and included in our Consolidated Statements of Operations.

Our consolidated financial statements have not been retroactively restated to include Stericycle’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the acquisition method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. The allocation of the purchase price was finalized in November 2025.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including costs required to obtain the permits and the opportunity costs if the permits were not in place on the acquisition date.

The fair values for property and equipment and intangibles were based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. The Restricted Notes were valued using observable market prices which represent a Level 1 measurement in the fair value hierarchy.

Goodwill of $3.8 billion was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized and from synergies of the combination. Goodwill has been assigned to two reporting units within our Healthcare Solutions segment using a relative fair value allocation method. Substantially all of the goodwill is not deductible for income tax purposes.

The following table shows the purchase price allocation as of the date acquired and adjustments made through November 4, 2025 (in millions):

	November 4, 2024	Adjustments	November 4, 2025
Cash and cash equivalents	$198	$—	$198
Accounts and other receivables (a)	506	(44)	462
Parts and supplies	19	—	19
Other current assets	64	(2)	62
Assets held for sale (b)	125	(4)	121
Property and equipment	782	(43)	739
Goodwill	3,633	131	3,764
Other intangible assets	3,536	(43)	3,493
Other assets	619	(8)	611
Accounts payable	(186)	—	(186)
Accrued liabilities	(336)	(30)	(366)
Deferred revenues	(77)	—	(77)
Current portion of long-term debt	(5)	—	(5)
Liabilities held for sale (b)	(35)	—	(35)
Long-term debt, less current portion	(510)	—	(510)
Deferred income taxes	(884)	39	(845)
Other liabilities	(542)	—	(542)
Total purchase price	$6,907	$(4)	$6,903
(a)	Net of allowance for doubtful accounts of $144 million as of close of the measurement period. See Note 2 for further discussion.
(b)	Represents Stericycle’s Spain and Portugal subsidiaries. See “Divestitures” for additional information.

The final allocation of $3.5 billion for other intangible assets includes $2.3 billion for customer relationships with a weighted average amortization period of 15 years, $610 million for indefinite lived trade names, $319 million for indefinite lived permits, $114 million for definite lived trade names with a weighted average amortization period of 2.9 years, $138 million for ERP software with a weighted average amortization period of 4.7 years and $5 million for developed technology with an amortization period of 17 years.

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

Divestitures

Proceeds from divestitures of businesses and other assets, net of cash divested, were $121 million, $158 million and $78 million in 2025, 2024 and 2023, respectively. Proceeds in 2025 primarily related to the January 2025 sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested subsidiaries, no gain or loss was recognized. The remaining 2025, 2024, and 2023 proceeds were from the sale of certain non-strategic assets.

18.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. Our aggregate investment balance in these entities was $624 million and $707 million as of December 31, 2025 and 2024, respectively. The debt balance related to our investments in low-income housing properties was $616 million and $670 million as of December 31, 2025 and 2024, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $127 million and $111 million as of December 31, 2025 and 2024, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $140 million and $128 million as of December 31, 2025 and 2024, respectively.

19.  Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers, along with Other Ancillary services, form our “Collection and Disposal” businesses. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

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

Collection and Disposal

Our Collection and Disposal businesses provide integrated environmental services, including collection, transfer, disposal and resource recovery services. We evaluate our Collection and Disposal businesses primarily through two geographic segments, East Tier and West Tier. Our East Tier primarily consists of geographic areas located in the Eastern U.S., the Great Lakes region and substantially all of Canada. Our West Tier primarily includes geographic areas located in the Western, Southern and Central U.S., including the upper Midwest region, and British Columbia, Canada. Additionally, we provide Other Ancillary services that are not managed through the Tier segments but that support our collection and disposal operations. Other Ancillary includes specialized services performed for customers that have differentiated needs. These specialized services are targeted at large industrial customers managed through our Sustainability and Environmental Solutions (“SES”) business or geographically dispersed customers managed through our Strategic Business Solutions (“WMSBS”) business. Also included within Other Ancillary are the results of non-operating entities that provide financial assurance and self-insurance support for our business, net of intercompany activity.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included within our Collection and Disposal businesses are landfills having (i) 19 third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) 17 third-party RNG facilities processing landfill gas to be sold to natural gas suppliers and (iii) nine third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. In return for providing our landfill gas, we receive royalties from each facility, including the benefit of a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 86 landfill beneficial use renewable energy projects owned by Renewable Energy on our active landfills, which is eliminated in consolidation.

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

Renewable Energy

Our Renewable Energy segment develops, operates and promotes projects for the beneficial use of landfill gas. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. Renewable Energy converts landfill gas into several sources of renewable energy which include RNG, electricity and capacity, heat and/or steam. Renewable Energy also generates RINs under the RFS program, other credits under a variety of state programs associated with the use of RNG in our compressed natural gas fleet and RECs associated with the production of electricity. The RINs, RECs, and other credits are sold to counterparties who are obligated under the regulatory programs and have a responsibility to procure RINs, RECs and other credits proportionate to their fossil fuel production and imports. RINs and RECs prices generally fluctuate in response to regulations enacted by the EPA or other regulatory bodies, as well as changes in supply and demand.

As of December 31, 2025, we had 103 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 62 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 24 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 17 of these projects, the landfill gas is processed to pipeline quality RNG and then sold to natural gas suppliers. Additionally, three projects are on third-party landfills. The revenues from these facilities are primarily generated through the sale of RNG, RINs, electricity and capacity, heat and/or steam, RECs and related environmental attributes. Renewable Energy is charged a 15% royalty on net operating revenue from these facilities residing on our active and closed landfills from our Collection and Disposal and Corporate and Other businesses, which is eliminated in consolidation. Additionally, Renewable Energy operates and maintains six third-party landfill beneficial gas use projects in return for service revenue. Our Collection and Disposal and Corporate and Other businesses benefit from these projects as well as 54 additional third-party landfill beneficial gas use projects in the form of royalties.

Healthcare Solutions

Our Healthcare Solutions segment includes (i) RWCS, which provide compliance programs and collection, processing and disposal of regulated and specialized waste, including medical, pharmaceutical and hazardous waste and (ii) SID

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, which provide for the collection of personal and confidential information for secure destruction and recycling of sorted office paper. RWCS are provided to customers in the U.S., Canada, Ireland and the United Kingdom (“U.K.”). SID services are provided to customers in the U.S., Canada, Belgium, France, Germany, Ireland, Luxembourg, the Netherlands and the U.K.

Our Healthcare Solutions customers are primarily in the following industries: enterprise healthcare (i.e., hospitals, health systems and national and corporate healthcare), practices and care providers (i.e., physician offices, surgery centers, veterinary clinics, nursing and long-term care facilities, dental clinics, clinics and urgent care, dialysis centers and home health organizations), and pharmacy labs and research centers. Our Healthcare Solutions businesses also provide services to airports and seaports, education institutions, funeral homes and crematories, government and military, banks and professional services, and other businesses. While the Healthcare Solutions businesses manage large volumes of waste and other materials, the average volume per customer site is relatively small.

Our Healthcare Solutions customers typically enter into a contract for the provision of services on a scheduled basis including weekly, monthly or on an as-needed basis over the contract term. Under the contract terms, the Healthcare Solutions businesses receive fees based on a monthly, quarterly or annual rate and/or fees based on contractual rates depending upon measures including the type and volume or weight of waste. Operating revenues are invoiced based on the terms of the underlying contract either on a regular basis, or as services are performed and are generally due within a short period of time after invoicing based upon normal terms and conditions for our business type and the geography of the services performed.

As of December 31, 2025, our Healthcare Solutions segment operates out of approximately 307 leased and owned facilities worldwide with 51 autoclaves or other alternative medical waste treatment facilities, 17 medical waste incinerator facilities, 99 SID processing facilities, and 140 transfer stations.

Corporate and Other

We also provide additional services that are not managed through our operating segments, which are presented in this report as Corporate and Other as they do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported. This includes the activities of our corporate office, including costs associated with our long-term incentive program, expanded service offerings and solutions (such as our investments in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations) as well as our closed sites. Also, included within our Corporate and Other businesses closed sites are (i) five third-party power generating facilities converting our landfill gas to fuel electricity generators; (ii) two third-party projects delivering our landfill gas by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes and (iii) two third-party RNG facilities processing landfill gas to be sold to natural gas suppliers in return for a royalty. Additionally, Corporate and Other benefits from a 15% royalty from our Renewable Energy segment based on net operating revenue generated through the sale of RNG, RINs, electricity and capacity, RECs and related environmental attributes from the 17 landfill beneficial use renewable energy projects owned by Renewable Energy on our closed sites, which is eliminated in consolidation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
Year Ended December 31:
2025
Collection and Disposal:
East Tier	$9,037	$2,445	$11,482	$7,079	$352	$55	$1,092	$2,904	$1,232
West Tier	8,718	2,182	10,900	6,744	346	2	919	2,889	1,131
Other Ancillary	2,949	214	3,163	3,018	118	16	27	(16)	54
Collection and Disposal(e)(f)(g)	20,704	4,841	25,545	16,841	816	73	2,038	5,777	2,417
Recycling Processing and Sales(e)	1,492	374	1,866	1,537	58	175	176	(80)	236
Renewable Energy(f)	478	3	481	252	15	12	67	135	431
Healthcare Solutions(g)(h)	2,508	443	2,951	2,008	573	32	426	(88)	172
Corporate and Other(f)	22	30	52	42	1,283	7	156	(1,436)	(184)
Total	$25,204	$5,691	$30,895	$20,680	$2,745	$299	$2,863	$4,308	$3,072

Intercompany Elimination(a)			(5,691)	(5,668)	(23)	—	—	—
Net			25,204	15,012	2,722	299	2,863	4,308

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
Year Ended December 31:
2024
Collection and Disposal:
East Tier	$8,703	$2,252	$10,955	$6,801	$372	$4	$1,018	$2,760	$1,119
West Tier	8,285	2,052	10,337	6,430	373	(15)	856	2,693	1,071
Other Ancillary	2,728	187	2,915	2,782	117	(1)	26	(9)	52
Collection and Disposal(e)(f)(g)	19,716	4,491	24,207	16,013	862	(12)	1,900	5,444	2,242
Recycling Processing and Sales(e)	1,603	287	1,890	1,610	59	3	132	86	524
Renewable Energy(f)	318	3	321	166	13	7	36	99	514
Healthcare Solutions(g)(h)	403	68	471	310	157	—	73	(69)	43
Corporate and Other(f)	23	25	48	137	1,194	88	126	(1,497)	5
Total	$22,063	$4,874	$26,937	$18,236	$2,285	$86	$2,267	$4,063	$3,328

Intercompany Elimination(a)			(4,874)	(4,853)	(21)	—	—	—
Net			22,063	13,383	2,264	86	2,267	4,063

	Net	Intercompany	Gross		Selling,	Other	Depreciation,	Income	Capital
	Operating	Operating	Operating	Operating	General, and	Net	Depletion and	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	Amortization	Operations(c)	(d)
Year Ended December 31:
2023
Collection and Disposal:
East Tier	$8,412	$2,121	$10,533	$6,747	$358	$(4)	$986	$2,446	$926
West Tier	7,935	1,962	9,897	6,352	364	(2)	800	2,383	899
Other Ancillary	2,518	193	2,711	2,575	112	6	26	(8)	28
Collection and Disposal(e)(f)(g)	18,865	4,276	23,141	15,674	834	—	1,812	4,821	1,853
Recycling Processing and Sales(e)	1,264	312	1,576	1,332	56	122	110	(44)	450
Renewable Energy(f)	273	3	276	151	13	—	33	79	420
Corporate and Other(f)	24	22	46	47	1,038	126	116	(1,281)	115
Total	$20,426	$4,613	$25,039	$17,204	$1,941	$248	$2,071	$3,575	$2,838

Intercompany Elimination(a)			(4,613)	(4,598)	(15)	—	—	—
Net			20,426	12,606	1,926	248	2,071	3,575
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 2.
(d)	Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(e)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal businesses. The amounts in income from operations for the years ended December 31, 2025, 2024 and 2023 are $75 million, $100 million and $61 million, respectively.
(f)	Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal and Corporate and Other businesses for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for Renewable Energy for the years ended December 31, 2025, 2024 and 2023 are $72 million, $48 million and $41 million, respectively.
(g)	Our Collection and Disposal business records intercompany operating revenue for collection and disposal services provided to Healthcare Solutions. The total amount of intercompany operating revenues reflected in our Collection and Disposal businesses and in operating expenses for Healthcare Solutions for the years ended December 31, 2025 and 2024, are $55 million and $8 million, respectively.
(h)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the years ended December 31, 2025 and 2024 activity were made to properly reflect intra-segment activity for both periods. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the years ended December 31, 2025 and 2024 are $425 million and $58 million, respectively.

Total assets by reportable segment as of December 31 are as follows (in millions):

	2025	2024
Collection and Disposal:
East Tier	$16,099	$15,328
West Tier	12,245	11,786
Other Ancillary	801	779
Collection and Disposal	29,145	27,893
Recycling Processing and Sales	2,718	2,686
Renewable Energy	1,976	1,544
Healthcare Solutions	9,002	9,406
Corporate and Other	3,888	3,785
Elimination of intercompany investments and advances	(894)	(747)
Total assets, per Consolidated Balance Sheets	$45,835	$44,567

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the year ended December 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues(a)	Revenues
Years Ended December 31:
2025
Commercial	$5,630	$890	$6,520
Industrial	3,106	883	3,989
Residential	3,510	87	3,597
Other collection	3,175	288	3,463
Total collection	15,421	2,148	17,569
Landfill	3,781	1,566	5,347
Transfer	1,502	1,127	2,629
Total Collection and Disposal	20,704	4,841	25,545
Recycling Processing and Sales	1,492	374	1,866
Renewable Energy	478	3	481
Healthcare Solutions	2,508	443	2,951
Corporate and Other	22	30	52
Total	$25,204	$5,691	$30,895

2024
Commercial	$5,371	$798	$6,169
Industrial	3,089	794	3,883
Residential	3,466	89	3,555
Other collection	2,964	230	3,194
Total collection	14,890	1,911	16,801
Landfill	3,445	1,513	4,958
Transfer	1,381	1,067	2,448
Total Collection and Disposal	19,716	4,491	24,207
Recycling Processing and Sales	1,603	287	1,890
Renewable Energy	318	3	321
Healthcare Solutions	403	68	471
Corporate and Other	23	25	48
Total	$22,063	$4,874	$26,937

2023
Commercial	$5,109	$692	$5,801
Industrial	3,083	753	3,836
Residential	3,378	96	3,474
Other collection	2,786	220	3,006
Total collection	14,356	1,761	16,117
Landfill	3,252	1,479	4,731
Transfer	1,257	1,036	2,293
Total Collection and Disposal	18,865	4,276	23,141
Recycling Processing and Sales	1,264	312	1,576
Renewable Energy	273	3	276
Corporate and Other	24	22	46
Total	$20,426	$4,613	$25,039

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

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

Net operating revenues relating to operations for the year ended December 31 are as follows (in millions):

	2025	2024	2023
U.S.	$23,911	$21,107	$19,595
Canada	967	852	813
Western Europe(a)(b)	326	104	18
Total	$25,204	$22,063	$20,426
(a)	2025 and 2024 primarily relates to the impact of operations from the U.K., Ireland, Belgium, France, Germany, Luxembourg, and the Netherlands as a result of the November 2024 Stericycle acquisition.
(b)	2023 primarily relates to an acquired smaller recycling-related operations in the Netherlands.

Property and equipment, net of accumulated depreciation and depletion, relating to operations as of December 31 are as follows (in millions):

	2025	2024
U.S.	$18,809	$17,995
Canada	1,456	1,222
Western Europe and other(a)	113	123
Total	$20,378	$19,340

(a)	2025 and 2024 asset balances primarily relate to Healthcare Solutions’ operations in the U.K., Ireland, Belgium, France, Germany, Luxembourg, and the Netherlands.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K) at a reasonable assurance level.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2025. During this period, we completed the integration of the internal control over financial reporting of Stericycle, which we acquired in November 2024 and is now referred to herein as our Healthcare Solutions business, with the Company’s overall internal control over financial reporting process. Other than this integration, management determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Securities Trading Plans of Directors and Executive Officers

On November 17, 2025, Donald J. Smith, Senior Vice President – Operations, adopted a stock trading plan (the “Smith Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Smith Plan will commence on February 17, 2026, and will automatically terminate on the earlier of February 17, 2027, and the completion of all the contemplated transactions set forth therein. The Smith Plan provides for (i) the potential cashless exercise and sale of up to 4,842 stock options, pursuant to which shares of our common stock will be withheld or sold to cover the option exercise price, tax obligations, commission and fees; and (ii) the potential sale of all net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards for the performance period ended December 31, 2025. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Smith received a target grant of 10,526 PSU awards with a performance period ended December 31, 2025; the number of shares to be paid out to Mr. Smith on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Smith Plan will be determined in the first quarter of 2026 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

On November 30, 2025, Tara J. Hemmer, Senior Vice President and Chief Sustainability Officer, adopted a stock trading plan (the “Hemmer Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Hemmer Plan will commence on March 2, 2026, and will automatically terminate on the earlier of May 29, 2026, and the completion of all the contemplated transactions set forth therein. The Hemmer Plan provides for the potential sale of up to 66% of net after-tax shares of our common stock received from the payout of PSU equity compensation awards, for the performance period ended December 31, 2025, upon our common stock reaching specified market prices. Ms. Hemmer received a target grant of 9,474 PSU awards with a performance period ended December 31, 2025; the number of shares to be paid out to Ms. Hemmer on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Smith Plan, the number of shares of common stock to potentially be sold pursuant to the Hemmer Plan will be determined in the first quarter of 2026.

On November 30, 2025, Michael J. Watson, Senior Vice President and Chief Customer Officer, adopted a stock trading plan (the “Watson Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Watson Plan will commence on March 2, 2026, and will automatically terminate on the earlier of February 26, 2027, and the completion of all the contemplated transactions set forth therein. The Watson Plan provides for (i) the potential cashless exercise and sale of up to 12,642 stock options, pursuant to which shares of our common stock will be withheld or sold to cover the option exercise price, tax obligations, commission and fees; and (ii) the potential sale of all net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2025. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Watson received a target grant of 7,474 PSU awards with a performance period ended December 31, 2025; the number of shares to be paid out to Mr. Watson on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Smith Plan, the number of shares of common stock to potentially be sold pursuant to the Watson Plan will be determined in the first quarter of 2026.

On December 4, 2025, John J. Morris, Jr., President and Chief Operating Officer, adopted a stock trading plan (the “Morris Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Morris Plan will commence on March 6, 2026, and will automatically terminate on the earlier of February 2, 2027, and the completion of all the contemplated transactions set forth therein. The Morris Plan provides for (i) the potential cashless exercise of up to 5,484 stock options, pursuant to which shares of our common stock will be withheld or sold to cover the option exercise price, tax obligations, commission and fees, and Mr. Morris will then receive all remaining shares of common stock after the settlement; and (ii) the potential sale of up to 75% of net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2025. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Morris received a target grant of 14,210 PSU awards with a performance period ended December 31, 2025; the number of shares to be paid out to Mr. Morris on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Smith Plan, the number of shares of common stock to potentially be sold pursuant to the Morris Plan will be determined in the first quarter of 2026.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our CEO, President and COO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is available online at investors.wm.com in the tab “Sustainability & Governance — Corporate Governance” (investors.wm.com/sustainability-governance/governance). We intend to post any amendments to the Code of Conduct that apply to our officers and directors, and any required disclosure of waivers from the Code of Conduct, to the “Sustainability & Governance — Corporate Governance” tab at investors.wm.com.

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

All other information required by this Item will be included in the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with SEC within 120 days of the end of our fiscal year and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023

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

4.6	—	Description of Waste Management, Inc.’s Common Stock [incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 2024].
4.7*	—

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of the 4.500% Senior Notes due 2028 [incorporated by reference to Exhibit 4.8 to Form 10-K for the year ended December 31, 2024].

4.9	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 4.500% Senior Notes due 2028 [incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended December 31, 2024].

10.1†	—	2023 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 9, 2023].
10.2†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.3†	—	First Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 8-K dated May 12, 2020].
10.4†	—	Second Amendment to 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022].
10.5†	—	Waste Management, Inc. Employee Stock Purchase Plan (As Amended and Restated effective May 12, 2020) [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 12, 2020].
10.6†	—	First Amendment to the Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2023].
10.7†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.8	—

$3.5 Billion Seventh Amended and Restated Revolving Credit Agreement dated as of May 8, 2024 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 8, 2024].

10.9	—	Amendment No. 1 to Seventh Amended and Restated Revolving Credit Agreement dated as of November 22, 2024 [incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2024].
10.10	—

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

10.13†	—	Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. [incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2023].
10.14†	—

First Amendment to Compensation Relinquishment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. [incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2023].

10.15†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].
10.16†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.17†	—

First Amendment to First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2025].

10.18†	—

Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2017].

10.19†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.20†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.21†	—	Form of 2022 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2022].
10.22†	—	Form of 2022 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2022].
10.23†	—	Form of 2023 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2023].
10.24†	—	Form of 2024 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2024].
10.25†	—	Form of 2024 Executive Officer Annual Incentive Award Agreement for Senior Leadership Team [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 1, 2024].
10.26†	—

Form of 2024 Long Term Incentive Compensation Award Agreement for Leadership Tier (Chief Accounting Officer) [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2024].

10.27†	—	Form of 2024 Long Term Incentive Compensation Award Agreement RSU Award (U.S.)(Three-Year Step Vest) [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2024].
10.28†	—	Form of 2025 Long Term Incentive Compensation PSU Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 25, 2025].
10.29†	—	Form of 2025 Long Term Incentive Compensation Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated February 25, 2025].
10.30†	—	Form of 2025 Executive Officer Annual Incentive Award Agreement [incorporated by reference to Exhibit 10.3 to Form 8-K dated February 25, 2025].
10.31†	—	Form of 2025 Long Term Incentive Compensation RSU Award Agreement [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2025].
10.32†	—	Form of 2025 Long Term Incentive Compensation RSU Award Agreement for Tara Hemmer Retention Award [incorporated by reference to Exhibit 10.1 to Form 8-K dated August 21, 2025].
19.1	—	Insider Trading Policy [incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended December 31, 2024].
21.1*	—	Subsidiaries of the Registrant.
22.1*	—	Guarantor Subsidiary.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., Chief Executive Officer.
31.2*	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of David L. Reed, Executive Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of David L. Reed, Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
97	—	Waste Management, Inc. Clawback Policy [incorporated by refence to Exhibit 97 to Form 10-K for the year ended December 31, 2023].
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Chief Executive Officer and Director

Date: February 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	Chief Executive Officer and Director	February 9, 2026
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DAVID L. REED	Executive Vice President and	February 9, 2026
David L. Reed	Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN CARROLL	Vice President and Chief Accounting Officer	February 9, 2026
John Carroll	(Principal Accounting Officer)

/s/ THOMAS L. BENÉ	Director	February 9, 2026
Thomas L. Bené

/s/ BRUCE E. CHINN	Director	February 9, 2026
Bruce E. Chinn

/s/ ANDRÉS R. GLUSKI	Director	February 9, 2026
Andrés R. Gluski

/s/ VICTORIA M. HOLT	Director	February 9, 2026
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Chair of the Board and Director	February 9, 2026
Kathleen M. Mazzarella

/s/ SEAN E. MENKE	Director	February 9, 2026
Sean E. Menke

/s/ WILLIAM B. PLUMMER	Director	February 9, 2026
William B. Plummer

/s/ MARYROSE T. SYLVESTER	Director	February 9, 2026
Maryrose T. Sylvester