Form 10-Q
period 2026-03-31
WASTE MANAGEMENT INC
filed 2026-04-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of April 24, 2026 was 401,575,752 (excluding treasury shares of 228,706,709).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158	$201
Accounts receivable, net of allowance for doubtful accounts of $62 and $87, respectively	3,372	3,435
Other receivables, net of allowance for doubtful accounts of $3 and $3, respectively	592	620
Parts and supplies	235	225
Other current assets	451	429
Total current assets	4,808	4,910
Property and equipment, net of accumulated depreciation and depletion of $25,451 and $25,096, respectively	20,335	20,378
Goodwill	13,873	13,880
Other intangible assets, net	3,664	3,767
Restricted funds	654	513
Investments in unconsolidated entities	756	779
Other long-term assets	1,610	1,608
Total assets	$45,700	$45,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,803	$1,867
Accrued liabilities	1,938	2,211
Deferred revenues	764	735
Current portion of long-term debt	641	711
Total current liabilities	5,146	5,524
Long-term debt, less current portion	22,250	22,196
Deferred income taxes	3,266	3,160
Landfill and environmental remediation liabilities	3,310	3,278
Other long-term liabilities	1,706	1,686
Total liabilities	35,678	35,844
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,708	5,676
Retained earnings	17,571	17,232
Accumulated other comprehensive income (loss)	(44)	(10)
Treasury stock at cost 228,008,930 and 227,340,757 shares, respectively	(13,220)	(12,914)
Total Waste Management, Inc. stockholders’ equity	10,021	9,990
Noncontrolling interests	1	1
Total equity	10,022	9,991
Total liabilities and equity	$45,700	$45,835

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating revenues	$6,227	$6,018
Costs and expenses:
Operating	3,694	3,612
Selling, general and administrative	707	687
Depreciation, depletion, amortization and accretion	735	691
Restructuring	4	13
(Gain) loss from divestitures, asset impairments and unusual items, net	(26)	2
	5,114	5,005
Income from operations	1,113	1,013
Other income (expense):
Interest expense, net	(225)	(232)
Other, net	3	7
	(222)	(225)
Income before income taxes	891	788
Income tax expense	168	151
Consolidated net income	723	637
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income attributable to Waste Management, Inc.	$723	$637
Basic earnings per common share	$1.79	$1.58
Diluted earnings per common share	$1.79	$1.58

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Consolidated net income	$723	$637
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(2)	9
Available-for-sale securities, net	(4)	2
Foreign currency translation adjustments	(28)	17
Post-retirement benefit obligations, net	—	—
Other comprehensive income (loss), net of tax	(34)	28
Comprehensive income	689	665
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income attributable to Waste Management, Inc.	$689	$665

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$723	$637
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	735	691
Deferred income tax expense (benefit)	112	59
Provision for bad debts	29	19
Equity-based compensation expense	52	51
Net gain on disposal of assets	(1)	(9)
(Gain) loss from divestitures, asset impairments and other, net	(26)	2
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	30	51
Other current assets	(46)	(91)
Other assets	67	56
Accounts payable and accrued liabilities	(178)	(287)
Deferred revenues and other liabilities	4	29
Net cash provided by operating activities	1,501	1,208
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(3)
Capital expenditures	(650)	(831)
Proceeds from divestitures of businesses and other assets, net of cash divested	69	98
Other, net	(150)	(93)
Net cash used in investing activities	(731)	(829)
Cash flows from financing activities:
New borrowings	6,048	4,993
Debt repayments	(6,125)	(5,163)
Common stock repurchase program	(344)	—
Cash dividends	(385)	(336)
Exercise of common stock options	26	25
Tax payments associated with equity-based compensation transactions	(40)	(45)
Other, net	(1)	(10)
Net cash used in financing activities	(821)	(536)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1)	1
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(52)	(156)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	297	487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$245	$331

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$158	$216
Restricted cash and cash equivalents included in other current assets	14	44
Restricted cash and cash equivalents included in restricted funds	73	71
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$245	$331

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2026
Balance, December 31, 2025	$9,991	630,282	$6	$5,676	$17,232	$(10)	(227,341)	$(12,914)	$1
Consolidated net income	723	—	—	—	723	—	—	—	—
Other comprehensive income (loss), net of tax	(34)	—	—	—	—	(34)	—	—	—
Cash dividends declared of $0.945 per common share	(385)	—	—	—	(385)	—	—	—	—
Equity-based compensation transactions, net	81	—	—	32	1	—	831	48	—
Common stock repurchase program	(354)	—	—	—	—	—	(1,499)	(354)	—
Balance, March 31, 2026	$10,022	630,282	$6	$5,708	$17,571	$(44)	(228,009)	$(13,220)	$1

2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	637	—	—	—	637	—	—	—	—
Other comprehensive income (loss), net of tax	28	—	—	—	—	28	—	—	—
Cash dividends declared of $0.825 per common share	(336)	—	—	—	(336)	—	—	—	—
Equity-based compensation transactions, net	69	—	—	19	1	—	876	49	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2025	$8,651	630,282	$6	$5,515	$16,160	$(87)	(227,911)	$(12,944)	$1

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

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Renewable Energy segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Our Healthcare Solutions segment provides regulated waste and compliance services (“RWCS”) and secure information destruction (“SID”) services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” business. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other. Refer to Note 7 for further discussion.

The Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, we had $229 million and $237 million, respectively, of deferred contract costs, of which $183 million and $177 million, respectively, were related to deferred sales incentives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within restricted funds and accounts and other receivables. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform with the current year presentation, including the reclassification of interest accretion on landfill and environmental remediation liabilities from operating expenses to depreciation, depletion, amortization and accretion in our Condensed Consolidated Statements of Operations. These reclassifications are not material to our Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Standards in 2026

Improvements to Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets” (“ASU 2025-05”), which simplifies the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The amendments permit entities to elect a practical expedient to assume the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast for purposes of estimating expected credit losses. The Company adopted ASU 2025-05 on a prospective basis and elected the practical expedient during the quarter ended March 31, 2026. The adoption of the amended guidance did not have a material impact on our Condensed Consolidated Financial Statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2026			December 31, 2025
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$184	$73	$257	$186	$72	$258
Long-term	3,156	154	3,310	3,119	159	3,278
	$3,340	$227	$3,567	$3,305	$231	$3,536

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2026 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2025	$3,305	$231
Obligations incurred and capitalized	21	—
Obligations settled	(24)	(5)
Interest accretion	39	—
Revisions in estimates	—	1
Acquisitions, divestitures and other adjustments	(1)	—
March 31, 2026	$3,340	$227

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2026:

	March 31,	December 31,
	2026	2025
Commercial paper program (weighted average interest rate of 4.1% as of March 31, 2026 and December 31, 2025)	$1,070	$1,090
Senior notes, maturing through 2054, interest rates ranging from 1.15% to 7.75% (weighted average interest rate of 4.3% as of March 31, 2026 and December 31, 2025)	17,498	17,498
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	359	364
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.70% to 4.60% (weighted average interest rate of 3.3% as of March 31, 2026 and 3.4% as of December 31, 2025)	2,827	2,827
Financing leases and other, maturing through 2075 (weighted average interest rate of 4.7% as of March 31, 2026 and 4.8% as of December 31, 2025)	1,287	1,284
Debt issuance costs, discounts and other	(150)	(156)
	22,891	22,907
Current portion of long-term debt	641	711
Long-term debt, less current portion	$22,250	$22,196

Debt Classification

As of March 31, 2026, we had approximately $3.7 billion of debt maturing within the next 12 months, including (i) $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.1% senior notes that mature in August 2026; (iv) $359 million of 2.6% Canadian senior notes that mature in September 2026 and (v) $201 million of other debt with scheduled maturities within the next 12 months. As of March 31, 2026, we have classified $3.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $641 million of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of March 31, 2026, we had no outstanding borrowings under this facility. We had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $226 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.2 billion as of March 31, 2026. WM Holdings, Inc. (“WM Holdings”), a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2026, we had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of March 31, 2026, we had utilized $820 million of other uncommitted letter of credit lines, with terms maturing through December 2029.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended March 31, 2026, we made cash repayments of $6.1 billion, which were partially offset by $6.0 billion of cash borrowings (net of related discount on issuance) used for general corporate purposes.

Financing Leases and Other — The increase in our financing leases and other debt obligations in 2026 is due to new, non-cash, finance lease activity of $52 million, partially offset by $49 million of cash repayments of debt at maturity.

4.    Income Taxes

Our effective income tax rate was 18.9% and 19.2% for the three months ended March 31, 2026 and 2025, respectively. The decrease in our effective income tax rate when comparing the three months ended March 31, 2026 and 2025 was primarily driven by an increase in federal tax credits, largely attributable to the recognition of Section 45Z clean fuel production tax credits, partially offset by lower investment tax credits at our RNG facilities. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits

Renewable Natural Gas — Through our Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. Our RNG facilities qualify for investment tax credits and clean fuel production tax credits, which we expect to realize through 2027 and 2029, respectively.

During the three months ended March 31, 2026 and 2025, we recognized a reduction in our income tax expense of $24 million and $46 million, respectively due to Section 48 investment tax credits from our RNG investments.

During the three months ended March 31, 2026, we recognized a reduction in our income tax expense of $35 million related to clean fuel production tax credits from our RNG production and sales activity, with $8 million attributable to production and sales during the first quarter of 2026 and $27 million attributable to 2025 operations. The timing of the recognition of these production tax credits resulted from the issuance of proposed Treasury regulations during the first quarter of 2026, that clarified the qualification of our RNG sales for the credit.

Low-Income Housing — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2038 under Sections 42 and 45D of the Internal Revenue Code.

During the three months ended March 31, 2026 and 2025, we recognized income tax expense of $22 million and $20 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense of $30 million and $27 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended March 31, 2026 and 2025, we recognized interest expense of $8 million and $9 million, respectively, associated with our investments in low-income housing properties.

See Note 12 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2026	2025
Number of common shares outstanding at end of period	402.3	402.4
Effect of using weighted average common shares outstanding	0.9	(0.1)
Weighted average basic common shares outstanding	403.2	402.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.2	1.6
Weighted average diluted common shares outstanding	404.4	403.9
Potentially issuable shares	4.0	4.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.6	1.5

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

As of March 31, 2026, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $13 million higher than the $227 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2026. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2026, we had been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design that was approved by the EPA in September 2025. It is expected that the EPA will issue a Unilateral Administrative Order for the site cleanup in 2026. The recorded liability as of March 31, 2026, and December 31, 2025, was approximately $100 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA regarding the newly-approved remedial design for the site.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. We are not aware of any matters in the first quarter of 2026 that are required to be disclosed pursuant to this standard.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 11, 2020, Stericycle, Inc. (“Stericycle”), a now wholly-owned subsidiary, received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), which executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana for materials related to Stericycle’s now-divested Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the California Department of Toxic Substances Control executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California (“USAO EDCA”) has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. The USAO EDCA informed Stericycle that the investigations relate to Stericycle’s operation and sale of its ESOL Retail Controlled Substances Business that was divested in 2020 and has asserted that Stericycle and some of Stericycle’s current or former employees may have civil and criminal liability under the Controlled Substances Act and other federal statutes related to that business. Stericycle has been cooperating with the ongoing investigations, which are limited to the period of Stericycle’s historical operation and ownership of the ESOL Retail Controlled Substances Business from 2015 through 2020. While the ultimate disposition of this matter remains uncertain, we do not currently believe that it will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS. In response to the notice, the Company made a deposit of approximately $103 million with the IRS. In the fourth quarter of 2024, the Company filed a claim for refund of the entire amount deposited with the IRS. We expect to litigate any denial of the claim for refund. As of March 31, 2026 and December 31, 2025, the IRS deposit, net of reserve for uncertain tax positions, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

7.    Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) East Tier; (ii) West Tier; (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers along with Other Ancillary services that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” business. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)

2026
Collection and Disposal:
East Tier	$2,199	$600	$2,799	$1,701	$90	$—	$285	$723	$179
West Tier	2,150	537	2,687	1,649	96	(34)	239	737	236
Other Ancillary	732	57	789	753	29	—	7	—	17
Collection and Disposal(e)(f)(g)	5,081	1,194	6,275	4,103	215	(34)	531	1,460	432
Recycling Processing and Sales(e)	368	87	455	368	15	2	51	19	30
Renewable Energy(f)	159	2	161	83	6	—	24	48	43
Healthcare Solutions(g)(h)	614	107	721	500	122	9	104	(14)	27
Corporate and Other(f)	5	8	13	32	355	1	25	(400)	6
Total	$6,227	$1,398	$7,625	$5,086	$713	$(22)	$735	$1,113	$538

Intercompany Elimination(a)			(1,398)	(1,392)	(6)	—	—	—
Net			6,227	3,694	707	(22)	735	1,113

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)

2025
Collection and Disposal:
East Tier	$2,140	$558	$2,698	$1,679	$90	$—	$268	$661	$197
West Tier	2,082	506	2,588	1,598	86	—	234	670	222
Other Ancillary	700	52	752	718	30	—	7	(3)	17
Collection and Disposal(e)(f)(g)	4,922	1,116	6,038	3,995	206	—	509	1,328	436
Recycling Processing and Sales(e)	384	81	465	388	15	5	39	18	38
Renewable Energy(f)	91	1	92	55	3	—	15	19	122
Healthcare Solutions(g)(h)	619	102	721	480	156	9	101	(25)	34
Corporate and Other(f)	2	8	10	(3)	312	1	27	(327)	11
Total	$6,018	$1,308	$7,326	$4,915	$692	$15	$691	$1,013	$641

Intercompany Elimination(a)			(1,308)	(1,303)	(5)	—	—	—
Net			6,018	3,612	687	15	691	1,013
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.
(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(d)	Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(e)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal business. The amounts in income from operations for the three months ended March 31, 2026 and 2025 are $18 million and $20 million, respectively.
(f)	Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal business and Corporate and Other for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tier, and Corporate and Other and in operating expenses for Renewable Energy for the three months ended March 31, 2026 and 2025 are $24 million and $14 million, respectively.
(g)	Our Collection and Disposal business records intercompany operating revenue for collection and disposal services provided to Healthcare Solutions. The total amount of intercompany operating revenues reflected in our Collection and Disposal business and in operating expenses for Healthcare Solutions for the three months ended March 31, 2026 and 2025, are $20 million and $8 million, respectively.
(h)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the three months ended March 31, 2025 were made to properly reflect intra-segment activity for the period. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three months ended March 31, 2026 and 2025 are $101 million and $94 million, respectively.

Total assets by reportable segment are presented in the table below as follows (in millions):

	March 31,	December 31,
	2026	2025
Collection and Disposal:
East Tier	$15,910	$16,099
West Tier	12,199	12,245
Other Ancillary	796	801
Collection and Disposal	28,905	29,145
Recycling Processing and Sales	2,770	2,718
Renewable Energy	1,987	1,976
Healthcare Solutions	8,873	9,002
Corporate and Other	3,996	3,888
Elimination of intercompany investments and advances	(831)	(894)
Total assets, per Condensed Consolidated Balance Sheet	$45,700	$45,835

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues

2026
Commercial	$1,429	$229	$1,658
Industrial	758	222	980
Residential	888	18	906
Other collection	794	72	866
Total collection	3,869	541	4,410
Landfill	864	382	1,246
Transfer	348	271	619
Total Collection and Disposal	5,081	1,194	6,275
Recycling Processing and Sales	368	87	455
Renewable Energy	159	2	161
Healthcare Solutions	614	107	721
Corporate and Other	5	8	13
Total	$6,227	$1,398	$7,625

2025
Commercial	$1,380	$214	$1,594
Industrial	741	199	940
Residential	872	22	894
Other collection	753	72	825
Total collection	3,746	507	4,253
Landfill	840	353	1,193
Transfer	336	256	592
Total Collection and Disposal	4,922	1,116	6,038
Recycling Processing and Sales	384	81	465
Renewable Energy	91	1	92
Healthcare Solutions	619	102	721
Corporate and Other	2	8	10
Total	$6,018	$1,308	$7,326

(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

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

8. Divestitures

Proceeds from divestitures of businesses and other assets, net of cash divested, were $69 million and $98 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier, which resulted in a gain of $34 million recognized in (gain) loss from divestitures, asset impairments and unusual items, net in our Condensed Consolidated Statements of Operations. Proceeds in 2025 primarily related to the January 2025 sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested Spain and Portugal subsidiaries, no gain or loss was recognized.

9.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2025	$35	$29	$(81)	$7	$(10)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1, $(1), $0 and $0, respectively	1	(4)	(28)	—	(31)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(3)	—	—	—	(3)
Net current period other comprehensive income (loss)	(2)	(4)	(28)	—	(34)
Balance, March 31, 2026	$33	$25	$(109)	$7	$(44)

10.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During the three months ended March 31, 2026, we repurchased 1.5 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $354 million, inclusive of per-share commissions and taxes, for a weighted average price per share of $235.78. These repurchases were made under the $3.0 billion Board of Directors authorization announced in December 2025.

As of March 31, 2026, the Company has authorization for $2.7 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2026	2025
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$56	$91
Equity securities	90	88
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	668	528
Total assets measured at fair value	$814	$707
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.

Fair Value of Debt

As of March 31, 2026 and December 31, 2025, the carrying value of our debt was $22.9 billion. The estimated fair value of our debt was approximately $22.3 billion and $22.5 billion as of March 31, 2026 and December 31, 2025, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2026 and December 31, 2025. These amounts have not been revalued since those dates and current estimates of fair value could differ significantly from the amounts presented.

12.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Our aggregate investment balance in these entities was $602 million and $624 million as of March 31, 2026 and December 31, 2025, respectively. The debt balance related to our investments in low-income housing properties was $591 million and $616 million as of March 31, 2026 and December 31, 2025, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $125 million and $127 million as of March 31, 2026 and December 31, 2025, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $141 million and $140 million as of March 31, 2026 and December 31, 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinions, views or beliefs about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to failure to implement our optimization, automation, growth and cost savings initiatives and overall business strategy; failure to obtain the results anticipated from strategic initiatives, investments, acquisitions or new lines of business; failure to identify acquisition targets, consummate and integrate acquisitions, including our ability to integrate the acquisition of Stericycle, Inc. (“Stericycle”) (which is now presented as our Healthcare Solutions segment) and achieve the anticipated benefits therefrom, including synergies; legal, regulatory, operational, technological and other matters that may affect the costs and timing of our ability to integrate and deliver all of the expected benefits of the Stericycle acquisition; existing or new environmental and other regulations, including developments related to emerging contaminants, gas emissions, renewable energy, recyclables, extended producer responsibility and our natural gas fleet; significant environmental, safety or other incidents resulting in liabilities or brand damage; failure to obtain and maintain necessary permits due to land scarcity, public opposition or otherwise; diminishing landfill capacity, resulting in increased costs and the need for disposal alternatives; failure to attract, hire and retain key team members and a high quality workforce; increases in labor costs due to union organizing activities or changes in wage and labor related regulations; disruption and costs resulting from severe weather and destructive climate events; failure to achieve our sustainability goals or execute on our sustainability-related strategy and initiatives, including within planned timelines or anticipated budgets due to disruptions, delays, cost increases or changes in environmental or tax regulations and incentives; focus on and regulation of, environmental and sustainability-related disclosures, which could lead to increased costs, risk of non-compliance, brand damage and litigation risk related to our sustainability efforts; macroeconomic conditions, geopolitical conflict and large-scale market disruption resulting in labor, supply chain and transportation constraints, inflationary cost pressures and fluctuations in commodity prices, fuel and other energy costs; increased competition and pricing pressure; impacts from international trade restrictions and tariffs; competitive disposal alternatives, diversion of waste from landfills and declining waste volumes; changes in general economic conditions, capital markets or consumer trends; changing conditions in the recycling industry, including impacts on demand, pricing and availability of counterparties; changing conditions in the healthcare industry; adoption of new tax legislation; fuel shortages; failure to develop and protect new technology; failure of technology to perform as expected; inability to adapt and manage the benefits and risks of artificial intelligence; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; negative outcomes of litigation or governmental proceedings, including those acquired through transactions; failure to maintain an effective system of internal control over financial reporting; and operational or management decisions or developments that result in impairment charges and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

Overview

We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Renewable Energy segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Our Healthcare Solutions segment provides regulated waste and compliance services (“RWCS”) and secure information destruction (“SID”) services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment.  Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.

Our senior management evaluates, oversees and manages the financial performance of our business through five reportable segments, referred to as (i) Collection and Disposal - East Tier (“East Tier”); (ii) Collection and Disposal - West Tier (“West Tier”); (iii) Recycling Processing and Sales; (iv) Renewable Energy and (v) Healthcare Solutions. Our East and West Tiers, along with certain ancillary services (“Other Ancillary”) that are not managed through our Tier segments, but that support our collection and disposal operations, form our “Collection and Disposal” business. We also provide additional services not managed through our five reportable segments, which are presented as Corporate and Other.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus to drive our mission to maximize resource value, while minimizing environmental impact, and sustainability and environmental stewardship are embedded in all that we do. Our strategy leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe that investing in automation to improve processes and drive operational efficiency combined with a focus on the cost to serve our customers will yield an attractive profit margin and enhanced service quality. We have furthered our strategy of focused differentiation and continuous improvement beyond our traditional waste operations through our sustainability growth strategy, which has positioned us to capitalize on the significant investments made in our Renewable Energy and Recycling Processing and Sales segments, while increasing automation and reducing labor dependency. In addition, our Healthcare Solutions segment provides a complementary business platform in medical waste, a sector with attractive near- and long-term growth dynamics and in secure information destruction services to further our leading suite of comprehensive waste and environmental solutions. Furthermore, we continue to evaluate and plan to pursue emerging diversion technologies that may generate additional value.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing medical waste services and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2025 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The 2025 Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the expansion of the Company’s Recycling Processing and Sales and Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

We encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, and to a much lesser extent, the nature of service offerings, particularly in the residential line of business. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions and other macroeconomic trends can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can impact our strategy to negotiate, renew, or expand service contracts and grow our business. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume and inflation. Volume changes can fluctuate significantly by line of business and can impact key financial metrics. We must dynamically manage our cost structure in response to volume changes and cost inflation.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and Renewable Energy segments. During the quarter ended March 31, 2026, we continued to experience decreases in market prices for recycled commodities when compared to the prior year quarter. Additionally, commodity price fluctuations from the prior year quarter had an unfavorable impact on the Renewable Energy segment. We continue to take proactive steps to adjust our business models to protect against the down side risk of changes in commodity prices.

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

Current Quarter Financial Results

During the first quarter of 2026, we continued to focus on our priorities to advance our strategy – growing the core business by focusing on customer lifetime value; delivering operational excellence and capitalizing on network advantages; capturing and enhancing returns from our investments in our Recycling Processing and Sales and Renewable Energy segments and driving accretive growth as we take our Healthcare Solutions segment from integration to scalable growth. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. During the period, we also allocated $729 million of available cash to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the first quarter of 2026 include:

●	Revenues of $6,227 million compared to $6,018 million in the prior year period, an increase of $209 million, or 3.5%. The increase is primarily due to (i) higher yield in our Collection and Disposal business; (ii) incremental volumes from our Renewable Energy segment primarily due to contributions from growth projects and (iii) our recent acquisitions. These increases are partially offset by lower collection volumes and a reduction in single-stream and brokerage recycled commodity prices;
●	Operating expenses of $3,694 million, or 59.3% of revenues, compared to $3,612 million, or 60.0% of revenues, in the prior year period. The $82 million increase is primarily due to (i) annual wage increases and higher employee medical costs; (ii) higher fuel prices and (iii) growth in our Renewable Energy business. These increases were offset by (i) lower costs driven by lower collection volumes and (ii) continued efficiency and cost control initiatives in our Collection and Disposal business. Although total operating expenses increased, costs as a percent of revenue improved due to continued cost discipline;
●	Selling, general and administrative expenses of $707 million, or 11.4% of revenues, compared to $687 million, or 11.4% of revenues, in the prior year period. The $20 million increase is primarily due to increases in (i) technology spend; (ii) bad debt expense and (iii) labor costs;
●	Income from operations of $1,113 million, or 17.9% of revenues, compared to $1,013 million, or 16.8% of revenues, in the prior year period. The $100 million increase is primarily due to (i) growth in our Collection and Disposal business; (ii) contributions from increased volumes in our Renewable Energy segment and (iii) a gain from a business divestiture in our West Tier. These increases were partially offset by higher annual incentive compensation, employee wage increases and higher technology spend;
●	Net income attributable to Waste Management, Inc. of $723 million, or $1.79 per diluted share, compared to $637 million, or $1.58 per diluted share, in the prior year period. The $86 million increase is primarily due to the increase in income from operations, discussed above;
●	Net cash provided by operating activities of $1,501 million compared to $1,208 million in the prior year period. The $293 million increase in net cash provided by operating activities is primarily due to (i) higher earnings, particularly driven by our Collection and Disposal business; (ii) favorable changes in working capital, net of effects from acquisitions and divestitures and (iii) lower annual incentive compensation payments;
●	Free cash flow of $920 million compared to $475 million in the prior year period. The $445 million increase in free cash flow is primarily due to the increase in net cash provided by operating activities described above as well as a decrease in capital spending driven by (i) lower spend on collection vehicles and (ii) anticipated reductions in capital investment in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns. These changes are partially offset by lower proceeds from the sale of certain non-strategic assets. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the three months ended March 31 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues

2026
Commercial	$1,429	$229	$1,658
Industrial	758	222	980
Residential	888	18	906
Other collection	794	72	866
Total collection	3,869	541	4,410
Landfill	864	382	1,246
Transfer	348	271	619
Total Collection and Disposal	5,081	1,194	6,275
Recycling Processing and Sales	368	87	455
Renewable Energy	159	2	161
Healthcare Solutions	614	107	721
Corporate and Other	5	8	13
Total	$6,227	$1,398	$7,625

2025
Commercial	$1,380	$214	$1,594
Industrial	741	199	940
Residential	872	22	894
Other collection	753	72	825
Total collection	3,746	507	4,253
Landfill	840	353	1,193
Transfer	336	256	592
Total Collection and Disposal	4,922	1,116	6,038
Recycling Processing and Sales	384	81	465
Renewable Energy	91	1	92
Healthcare Solutions (b)	619	102	721
Corporate and Other	2	8	10
Total	$6,018	$1,308	$7,326

(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the three months ended March 31, 2025 were made to properly reflect intra-segment activity for the period. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three months ended March 31, 2026 and 2025 are $101 million and $94 million, respectively.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$182	3.9%
Recycling Processing and Sales and Renewable Energy (c)	(35)	(7.1)
Energy surcharge and mandated fees	20	8.2
Total average yield			$167	2.7%
Volume (d)			10	0.2
Healthcare Solutions (e)			(13)	(0.2)
Internal revenue growth			164	2.7
Acquisitions			35	0.6
Divestitures			(4)	—
Foreign currency translation			14	0.2
Total			$209	3.5%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenues adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenues adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	Includes activities from our Corporate and Other businesses.
(e)	The amounts reported herein represent the change in our revenues from the combined impacts of yield and volume attributable to our Healthcare Solutions business.

The significant items affecting revenues during the first quarter of 2026, as compared to the prior year period, are summarized below:

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2026 vs. 2025
		As a % of
		Related
	Amount	Business
Commercial	$69	4.7%
Industrial	27	3.1
Residential	53	6.3
Total collection	149	4.5
Landfill	22	2.8
Transfer	11	3.2
Total Collection and Disposal	$182	3.9%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste, which achieved yield of 6.9% for the first quarter of 2026.

Recycling Processing and Sales and Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $28 million as compared to the prior year period. Average market prices for single-stream recycled commodities declined approximately 27% in the first quarter of 2026 as compared to the prior year period. Revenues attributable to yield in our Renewable Energy segment decreased $7 million as compared to the prior year period primarily due to lower RNG pricing, partially offset by higher electricity and natural gas prices. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately mitigate the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees increased $20 million as compared to the prior year period. The increase in energy surcharge revenues is primarily due to an increase of approximately 12% in market prices for diesel fuel as compared to the prior year period.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures, as well as Healthcare Solutions) increased $10 million, or 0.2% as compared to the prior year period. Volume increased in both our Recycling Processing Sales and our Renewable Energy segments primarily due to contributions from growth projects. These volume increases were largely offset by volume declines in our collection business primarily due to harsh winter weather in the current period as well as our intentional shedding of lower-margin residential business. Additionally, special waste landfill volumes were down compared to the prior year period, which benefited from wildfire cleanup activities in the West Tier.

Healthcare Solutions

Revenues from our Healthcare Solutions business decreased $13 million, or 0.2% as compared to the prior year period as contributions from pricing activities were more than offset by declines in volumes.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $31 million, or 0.6%, as compared to the prior year period primarily due to 2025 investments in tuck-in collection and disposal businesses.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2026		2025
Labor and related benefits	$1,115	17.9%	$1,074	17.8%
Transfer and disposal costs	326	5.2	332	5.5
Maintenance and repairs	546	8.8	549	9.1
Subcontractor costs	617	9.9	600	10.0
Cost of goods sold	212	3.4	236	3.9
Fuel	142	2.3	131	2.2
Disposal and franchise fees and taxes	188	3.0	181	3.0
Landfill operating costs	101	1.6	89	1.5
Risk management	114	1.8	116	1.9
Other	333	5.4	304	5.1
	$3,694	59.3%	$3,612	60.0%

Our operating expenses increased as compared to the prior year period, primarily due to (i) annual employee wage increases and higher employee medical costs; (ii) higher fuel prices and (iii) growth in our Renewable Energy business. These increases were partially offset by (i) lower costs driven by lower collection volumes, as discussed above and (ii) continued operating efficiency and cost control initiatives in our Collection and Disposal business. Although total operating expenses increased, costs as a percent of revenue improved due to continued cost discipline.

The significant items affecting operating expenses during the first quarter of 2026, as compared to the prior year period, are summarized below:

Labor and Related Benefits — The increase in labor and related benefits costs is primarily due to annual employee wage increases and an increase in employee medical costs as compared with the prior year period. These increases were partially offset by (i) lower costs driven by lower collection volumes as discussed above; (ii) collection efficiency improvements and (iii) improved driver retention.

Transfer and Disposal Costs — The decrease in transfer and disposal costs is primarily due to lower transfer and disposal volumes, caused by harsh winter weather during the current period, and lower residential volumes attributable to intentional shedding of lower-margin contracts.

Maintenance and Repairs — The slight decrease in maintenance and repairs costs is primarily due to reduced demand for third-party services driven by fleet and operational optimization. The decrease was partially offset by annual wage increases and increased headcount of our maintenance technicians.

Subcontractor Costs — The increase in subcontractor costs is primarily due to an increase of approximately 12% in market prices for diesel fuel as compared to the prior year period.

Cost of Goods Sold — The decrease in cost of goods sold is primarily due to 27% decrease in average market prices for single-stream recycling commodities. This decrease was partially offset by additional pipeline transportation costs attributable to new RNG facilities brought on line during 2025.

Fuel — The increase in fuel costs is primarily due to an increase of approximately 12% and 6% in average market prices for diesel and CNG fuel, respectively. This increase was partially offset by reduced fuel consumption due to declines in collection volumes.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes is primarily due to an increase in landfill host fees and other fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs is primarily due to higher leachate treatment costs in our West Tier.

Risk Management — The slight decrease in risk management costs is primarily due to lower auto and property premium costs as compared to the prior year period.

Other — The increase in other operating costs is primarily due to (i) increased utility costs largely attributable to higher electricity prices and new RNG plants brought on line during 2025 and (ii) gains on the sale of real estate in the prior year period that did not recur in the current year.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2026		2025
Labor and related benefits	$437	7.0%	$427	7.1%
Professional fees	82	1.3	92	1.5
Provision for bad debts	29	0.5	19	0.3
Other	159	2.6	149	2.5
	$707	11.4%	$687	11.4%

Selling, general and administrative expenses increased from the prior year period primarily due to increases in (i) technology spend; (ii) bad debt expenses and (iii) labor costs.

The significant items affecting selling, general and administrative expenses during the first quarter of 2026, as compared to the prior year period, are summarized below:

Labor and Related Benefits — The increase in labor and related benefits costs is primarily due to annual employee wage increases and higher annual incentive compensation costs. These increases were partially offset by a reduction in workforce as we achieved synergies from our acquisitions, particularly Stericycle.

Professional Fees — The decrease in professional fees is primarily due to non-recurring consulting costs incurred in the prior year period to support Stericycle’s integration.

Provision for Bad Debts —The increase in provision for bad debts is primarily due to a benefit recorded in the prior year period on specific accounts as well as a favorable credit reserve adjustment booked in the prior year period in our Collection and Disposal business.

Other — The increase in other expenses is primarily due to increased technology spend to support strategic initiatives.

Depreciation, Depletion, Amortization and Accretion Expenses

The following table summarizes the components of our depreciation, depletion, amortization and accretion expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2026		2025
Depreciation of tangible property and equipment	$407	6.5%	$371	6.2%
Depletion of landfill airspace	192	3.1	183	3.0
Amortization of intangible assets	97	1.6	102	1.7
Interest accretion on landfill and environmental remediation liabilities	39	0.6	35	0.6
	$735	11.8%	$691	11.5%

The increase in depreciation of tangible property and equipment is primarily due to investments in capital assets placed in service during 2025, particularly within our sustainability businesses. The increase in depletion of landfill airspace is primarily due to changes in rates from revisions in landfill estimates within our East Tier. The decrease in amortization of intangible assets is primarily due to the conclusion of amortization related to customer relationships and other intangibles acquired as a result of acquisitions during prior years within our East Tier. The increase in interest accretion on landfill and environmental remediation liabilities is primarily due to revisions in landfill estimates.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2026	2025	Change
Collection and Disposal:
East Tier	$723	$661	$62	9.4%
West Tier	737	670	67	10.0
Other Ancillary	—	(3)	3	*
Collection and Disposal	1,460	1,328	132	9.9
Recycling Processing and Sales	19	18	1	5.6
Renewable Energy	48	19	29	152.6
Healthcare Solutions	(14)	(25)	11	44.0
Corporate and Other	(400)	(327)	(73)	(22.3)
Total	$1,113	$1,013	$100	9.9%
Percentage of revenues	17.9%	16.8%

* Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the first quarter of 2026, as compared to the prior year period, are summarized below:

Collection and Disposal — Income from operations in our Collection and Disposal business increased primarily due to (i) revenue growth from price increases, which translates into increased yield or average unit price; (ii) actions to improve efficiency and the operating costs incurred to serve our customers and (iii) a gain from a business divestiture in our West Tier. These increases were partially offset by declines in volumes primarily due to harsh winter weather.

Recycling Processing and Sales — Income from operations in our Recycling Processing and Sales segment remained steady due to lower expenses from the suspension of a business engaged in accelerating plastic film and wrap recycling capabilities during 2025, and increased volumes and reduced costs from the automation of our recycling facilities as well as investments in new facilities, mostly offset by declines in commodity prices.

Renewable Energy — Income from operations in our Renewable Energy segment increased primarily due to higher volumes driven by the completion of projects that increase the beneficial use of landfill gas sold to third parties. This increase was partially offset by a decline in RINs pricing.

Healthcare Solutions — The loss from operations in our Healthcare Solutions segment improved primarily due to non-recurring integration costs incurred during the prior year period along with lower costs in the current year from the realization of synergies.

Corporate and Other — The loss from operations in Corporate and Other increased primarily due to (i) higher health and welfare expenses, driven by a comparison to an unusually favorable first quarter in 2025 resulting from workforce mix changes from a large acquisition and improved vendor economics; (ii) increased technology support costs to support strategic initiatives; (iii) higher annual incentive compensation and (iv) annual wage increases.

Interest Expense, Net

Our interest expense, net was $225 million and $232 million for the three months ended March 31, 2026 and 2025, respectively. The decrease is primarily due to a decrease in our average debt balances period over period.

Income Tax Expense

Our income tax expense and effective income tax rates were $168 million, or 18.9%, and $151 million, or 19.2%, for the three months ended March 31, 2026 and 2025, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. We secured approximately $60 million of annual pre-tax benefit through the provisions of the IRA related to alternative fuel tax credits (recorded as a reduction in our operating expense) from tax credits in 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company without further legislative action. With respect to the Section 48 investment tax credit, we expect our cumulative benefit to be between $400 million and $425 million, $309 million of which was recognized between 2023 and 2025 with the remainder anticipated to be realized in 2026 and 2027. Finally, in February 2026 the Internal Revenue Service issued proposed regulatory guidance clarifying qualification for the Section 45Z clean fuel production tax credit. We expect our cumulative benefit from this clean fuel production tax credit to be as much as $150 million through 2029. This expected benefit is dependent on a number of estimates and assumptions, which we continue to monitor and factor into our credit realization expectations.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$158	$201
Restricted funds:
Insurance reserves	$612	$472
Final capping, closure, post-closure and environmental remediation funds	141	140
Other	1	10
Total restricted funds (a)	$754	$622
Debt:
Current portion	$641	$711
Long-term portion	22,250	22,196
Total debt	$22,891	$22,907
(a)	As of March 31, 2026 and December 31, 2025, $100 million and $109 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of March 31, 2026, we had approximately $3.7 billion of debt maturing within the next 12 months, including (i) $1.8 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.1% senior notes that mature in August 2026; (iv) $359 million of 2.6% Canadian senior notes that mature in September 2026 and (v) $201 million of other debt with scheduled maturities within the next 12 months. As of March 31, 2026, we have classified $3.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $641 million of debt maturing in the next 12 months is classified as current obligations.

Guarantor Financial Information

WM Holdings, Inc. (“WM Holdings”) has fully and unconditionally guaranteed all of Waste Management, Inc.’s (“WMI’s”) senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WMI’s other subsidiaries have guaranteed any of WMI’s or WM Holdings’ debt. In lieu of providing separate financial statements for the subsidiary issuer and guarantor (WMI and WM Holdings), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for WMI and WM Holdings on a combined basis after elimination of intercompany transactions between WMI and WM Holdings and amounts related to investments in any subsidiary that is a non-guarantor (in millions):

	March 31, 2026	December 31, 2025
Balance Sheet Information:
Current assets	$10	$44
Noncurrent assets	12	13
Current liabilities	611	738
Noncurrent liabilities:
Advances due to affiliates	19,020	18,160
Other noncurrent liabilities	19,794	19,733

Three Months Ended
March 31, 2026
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	(163)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2026	2025
Net cash provided by operating activities	$1,501	$1,208
Net cash used in investing activities	$(731)	$(829)
Net cash used in financing activities	$(821)	$(536)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $293 million for the three months ended March 31, 2026, as compared to the prior year period, primarily due to (i) higher earnings, particularly driven by our Collection and Disposal business; (ii) favorable changes in working capital, net of effects from acquisitions and divestitures and (iii) lower annual incentive compensation payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2026 and 2025 are summarized below:

●	Capital Expenditures — We used $650 million and $831 million for capital expenditures during the three months ended March 31, 2026 and 2025, respectively. The decrease in capital spending is primarily driven by (i) lower spend on collection vehicles and (ii) anticipated reductions in capital investments in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns.
●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested were $69 million and $98 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier. Proceeds in 2025 primarily related to the sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries.

●	Other, Net — The change in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2026 and 2025, we used $146 million and $92 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2026 and 2025 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the three months ended March 31 (in millions):

	2026	2025
Borrowings:
Commercial paper	$6,048	$4,993

Repayments:
Commercial paper	$(6,076)	$(4,708)
Senior notes	—	(422)
Other debt	(49)	(33)
	$(6,125)	$(5,163)
Net cash borrowings (repayments)	$(77)	$(170)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the three months ended March 31, 2026, we paid cash of $344 million for common stock repurchases. There were no share repurchases made in 2025. See Note 10 to the Condensed Consolidated Financial Statements for additional information about our share repurchase activity.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors. We paid cash dividends of $385 million and $336 million during the three months ended March 31, 2026 and 2025, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.825 in 2025 to $0.945 in 2026.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31, 2026 and 2025 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	2026	2025
Net cash provided by operating activities	$1,501	$1,208
Capital expenditures to support the business	(589)	(703)
Capital expenditures - sustainability growth investments (a)	(61)	(128)
Total capital expenditures	(650)	(831)
Proceeds from divestitures of businesses and other assets, net of cash divested	69	98
Free cash flow	$920	$475

(a)

These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, intangible asset impairments and the fair value of assets and liabilities acquired in business combinations, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2026 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2026. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2026 (shares in millions):

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	—	$—	—	$3.0 billion
February 1 — 28	0.7	$233.07	0.7	$2.8 billion
March 1 — 31	0.8	$238.07	0.8	$2.7 billion	(a)
Total	1.5	$235.78	1.5
(a)	As of March 31, 2026, the Company has authorization for $2.7 billion of future share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2026 Long Term Incentive Compensation PSU Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2026].

10.2	Form of 2026 Long Term Incentive Compensation Stock Option Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 6, 2026].

10.3	Form of 2026 Executive Officer Annual Incentive Award Agreement [Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 6, 2026].

10.4*	Form of 2026 Long Term Incentive Compensation RSU Award Agreement.

10.5	Transition success bonus letter agreement dated March 13, 2026 [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 13, 2026].

10.6	Amendment No. 2 to Seventh Amended and Restated Revolving Credit Agreement, dated as of March 20, 2026 [Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 25, 2026].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of James C. Fish, Jr., Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 of David L. Reed, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of David L. Reed, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

	By:	/s/ DAVID L. REED
David L. Reed
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

	By:	/s/ JOHN CARROLL
John Carroll
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 29, 2026