Form 10-Q
period 2026-06-30
WASTE MANAGEMENT INC
filed 2026-07-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of July 24, 2026 was 399,715,184 (excluding treasury shares of 230,567,277).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$557	$201
Accounts receivable, net of allowance for doubtful accounts of $73 and $87, respectively	3,495	3,435
Other receivables, net of allowance for doubtful accounts of $3 and $3, respectively	711	620
Parts and supplies	232	225
Other current assets	402	429
Total current assets	5,397	4,910
Property and equipment, net of accumulated depreciation and depletion of $25,432 and $25,096, respectively	20,440	20,378
Goodwill	14,001	13,880
Other intangible assets, net	3,641	3,767
Restricted funds	648	513
Investments in unconsolidated entities	738	779
Other long-term assets	1,576	1,608
Total assets	$46,441	$45,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,992	$1,867
Accrued liabilities	2,114	2,211
Deferred revenues	767	735
Current portion of long-term debt	1,075	711
Total current liabilities	5,948	5,524
Long-term debt, less current portion	22,281	22,196
Deferred income taxes	3,307	3,160
Landfill and environmental remediation liabilities	3,325	3,278
Other long-term liabilities	1,654	1,686
Total liabilities	36,515	35,844
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,864	5,676
Retained earnings	17,977	17,232
Accumulated other comprehensive income (loss)	(71)	(10)
Treasury stock at cost, 230,314,758 and 227,340,757 shares, respectively	(13,851)	(12,914)
Total Waste Management, Inc. stockholders’ equity	9,925	9,990
Noncontrolling interests	1	1
Total equity	9,926	9,991
Total liabilities and equity	$46,441	$45,835

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating revenues	$6,684	$6,430	$12,911	$12,448
Costs and expenses:
Operating	3,955	3,803	7,649	7,415
Selling, general and administrative	683	696	1,390	1,383
Depreciation, depletion, amortization and accretion	777	744	1,512	1,435
Restructuring	6	12	10	25
(Gain) loss from divestitures, asset impairments and unusual items, net	10	24	(16)	26
	5,431	5,279	10,545	10,284
Income from operations	1,253	1,151	2,366	2,164
Other income (expense):
Interest expense, net	(233)	(232)	(458)	(464)
Other, net	4	9	7	16
	(229)	(223)	(451)	(448)
Income before income taxes	1,024	928	1,915	1,716
Income tax expense	238	201	406	352
Consolidated net income	786	727	1,509	1,364
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income attributable to Waste Management, Inc.	$785	$726	$1,508	$1,363
Basic earnings per common share	$1.96	$1.80	$3.75	$3.39
Diluted earnings per common share	$1.95	$1.80	$3.74	$3.37

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net income	$786	$727	$1,509	$1,364
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(1)	(10)	(3)	(1)
Available-for-sale securities, net	4	6	—	8
Foreign currency translation adjustments	(30)	100	(58)	117
Post-retirement benefit obligations, net	—	—	—	—
Other comprehensive income (loss), net of tax	(27)	96	(61)	124
Comprehensive income	759	823	1,448	1,488
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income attributable to Waste Management, Inc.	$758	$822	$1,447	$1,487

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$1,509	$1,364
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,512	1,435
Deferred income tax expense (benefit)	143	79
Provision for bad debts	69	43
Equity-based compensation expense	98	92
Net gain on disposal of assets	(6)	(12)
(Gain) loss from divestitures, asset impairments and other, net	(16)	26
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(224)	(323)
Other current assets	3	(52)
Other assets	127	134
Accounts payable and accrued liabilities	134	42
Deferred revenues and other liabilities	(122)	(75)
Net cash provided by operating activities	3,227	2,753
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(85)	(366)
Capital expenditures	(1,280)	(1,563)
Proceeds from divestitures of businesses and other assets, net of cash divested	77	103
Other, net	(139)	(89)
Net cash used in investing activities	(1,427)	(1,915)
Cash flows from financing activities:
New borrowings	12,823	9,135
Debt repayments	(12,484)	(9,234)
Common stock repurchase program	(1,003)	—
Cash dividends	(764)	(669)
Exercise of common stock options	32	50
Tax payments associated with equity-based compensation transactions	(40)	(49)
Other, net	(16)	(14)
Net cash used in financing activities	(1,452)	(781)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(7)	8
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	341	65
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	297	487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$638	$552

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$557	$440
Restricted cash and cash equivalents included in other current assets	9	45
Restricted cash and cash equivalents included in restricted funds	72	67
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$638	$552

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2026
Balance, March 31, 2026	$10,022	630,282	$6	$5,708	$17,571	$(44)	(228,009)	$(13,220)	$1
Consolidated net income	786	—	—	—	785	—	—	—	1
Other comprehensive income (loss), net of tax	(27)	—	—	—	—	(27)	—	—	—
Cash dividends declared of $0.945 per common share	(379)	—	—	—	(379)	—	—	—	—
Equity-based compensation transactions, net	52	—	—	49	—	—	59	3	—
Common stock repurchase program	(671)	—	—	—	—	—	(2,998)	(671)	—
Acquisitions	144	—	—	107	—	—	632	37	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, June 30, 2026	$9,926	630,282	$6	$5,864	$17,977	$(71)	(230,315)	$(13,851)	$1

2025
Balance, March 31, 2025	$8,651	630,282	$6	$5,515	$16,160	$(87)	(227,911)	$(12,944)	$1
Consolidated net income	727	—	—	—	726	—	—	—	1
Other comprehensive income (loss), net of tax	96	—	—	—	—	96	—	—	—
Cash dividends declared of $0.825 per common share	(333)	—	—	—	(333)	—	—	—	—
Equity-based compensation transactions, net	62	—	—	51	—	—	231	11	—
Other, net	(1)	—	—	—	—	—	—	—	(1)
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2026
Balance, December 31, 2025	$9,991	630,282	$6	$5,676	$17,232	$(10)	(227,341)	$(12,914)	$1
Consolidated net income	1,509	—	—	—	1,508	—	—	—	1
Other comprehensive income (loss), net of tax	(61)	—	—	—	—	(61)	—	—	—
Cash dividends declared of $1.89 per common share	(764)	—	—	—	(764)	—	—	—	—
Equity-based compensation transactions, net	133	—	—	81	1	—	890	51	—
Common stock repurchase program	(1,025)	—	—	—	—	—	(4,497)	(1,025)	—
Acquisitions	144	—	—	107	—		632	37	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, June 30, 2026	$9,926	630,282	$6	$5,864	$17,977	$(71)	(230,315)	$(13,851)	$1

2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	1,364	—	—	—	1,363	—	—	—	1
Other comprehensive income (loss), net of tax	124	—	—	—	—	124	—	—	—
Cash dividends declared of $1.65 per common share	(669)	—	—	—	(669)	—	—	—	—
Equity-based compensation transactions, net	131	—	—	70	1	—	1,107	60	—
Other, net	(2)	—	—	—	—	—	1	—	(2)
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1

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

The Condensed Consolidated Financial Statements as of June 30, 2026 for the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, we had $230 million and $237 million, respectively, of deferred contract costs, of which $184 million and $177 million, respectively, were related to deferred sales incentives.

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2026			December 31, 2025
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$186	$58	$244	$186	$72	$258
Long-term	3,153	172	3,325	3,119	159	3,278
	$3,339	$230	$3,569	$3,305	$231	$3,536

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2026 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2025	$3,305	$231
Obligations incurred and capitalized	45	—
Obligations settled	(66)	(14)
Interest accretion	78	—
Revisions in estimates	(20)	13
Acquisitions, divestitures and other adjustments	(3)	—
June 30, 2026	$3,339	$230

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

3.    Debt

The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2026:

	June 30,	December 31,
	2026	2025
Commercial paper program (weighted average interest rate of 3.95% as of June 30, 2026 and 4.05% as of December 31, 2025)	$1,068	$1,090
Senior notes, maturing through 2054, interest rates ranging from 1.15% to 7.75% (weighted average interest rate of 4.27% as of June 30, 2026 and 4.28% as of December 31, 2025)	17,483	17,498
Canadian senior notes, C$500 million, redeemed July 2026, interest rate of 2.60%	352	364
Canadian senior notes, C$700 million, maturing July 2033, interest rate of 3.944%	493	—
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.70% to 4.60% (weighted average interest rate of 3.33% as of June 30, 2026 and 3.41% as of December 31, 2025)	2,827	2,827
Financing leases and other, maturing through 2075 (weighted average interest rate of 4.90% as of June 30, 2026 and 4.83% as of December 31, 2025)	1,283	1,284
Debt issuance costs, discounts and other	(150)	(156)
	23,356	22,907
Current portion of long-term debt	1,075	711
Long-term debt, less current portion	$22,281	$22,196

Debt Classification

As of June 30, 2026, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $2.0 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.10% senior notes that mature in August 2026; (iv) $352 million of 2.60% Canadian senior notes that the Company elected to redeem in July 2026 and (v) $206 million of other debt with scheduled maturities within the next 12 months. As of June 30, 2026, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $1.1 billion of debt maturing in the next 12 months is classified as current obligations.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of June 30, 2026, we had no outstanding borrowings under this facility. We had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $226 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.2 billion as of June 30, 2026. WM Holdings, Inc. (“WM Holdings”), a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2026, we had $1.1 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.

Other Letter of Credit Lines — As of June 30, 2026, we had utilized $944 million of other uncommitted letter of credit lines, with terms maturing through December 2029.

Debt Borrowings and Repayments

Canadian Senior Notes — In June 2026, Waste Management of Canada Corporation, an indirect wholly-owned subsidiary of WM, issued C$700 million, or $493 million, of 3.944% senior notes due July 15, 2033, all of which are fully and unconditionally guaranteed on a senior unsecured basis by WM and WM Holdings. The net proceeds from the debt issuance were C$696 million, or $490 million, which were used to redeem the previously outstanding C$500 million 2.60% Canadian senior notes that would have matured in September 2026, and we intend to use the remainder of the proceeds for general corporate purposes.

Commercial Paper Program — During the six months ended June 30, 2026, we made cash repayments of $12.4 billion, which were partially offset by $12.3 billion of cash borrowings (net of related discount on issuance) used for general corporate purposes.

Financing Leases and Other — The decrease in our financing leases and other debt obligations for the six months ended June 30, 2026 is due to $98 million of cash repayments of debt at maturity, partially offset by new, non-cash, finance lease activity of $97 million.

4.    Income Taxes

Our effective income tax rate was 23.2% and 21.2% for the three and six months ended June 30, 2026, respectively, compared to 21.7% and 20.5% for the three and six months ended June 30, 2025, respectively. The increase in our effective income tax rate when comparing the three and six months ended June 30, 2026 and 2025 was primarily driven by a decrease in investment tax credits and an increase in pre-tax income, partially offset by the recognition of clean fuel production tax credits at our RNG facilities. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits

Renewable Natural Gas — Through our Renewable Energy segment, we have invested in building landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and RNG. Our RNG facilities in the U.S. qualify for investment tax credits and clean fuel production tax credits, pursuant to Sections 48 and 45Z of the Internal Revenue Code, which we expect to realize through 2027 and 2029, respectively.

During the three and six months ended June 30, 2026, we recognized a reduction in our income tax expense of $29 million and $53 million, respectively, due to investment tax credits from our RNG investments compared to $43 million and $89 million, respectively, for the comparable prior year periods.

During the three and six months ended June 30, 2026, we recognized a reduction in our income tax expense of $9 million and $44 million, respectively, related to clean fuel production tax credits from our RNG production and sales activity, with $17 million attributable to production and sales during the first half of 2026 and $27 million attributable to 2025 operations. The timing of the recognition of these production tax credits resulted from the issuance of proposed Treasury regulations during the first quarter of 2026 that clarified the qualification of our RNG sales for the credit.

Low-Income Housing — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2038 pursuant to Sections 42 and 45D of the Internal Revenue Code.

During the three and six months ended June 30, 2026, we recognized income tax expense of $26 million and $48 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense of $35 million and $65 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and six months ended June 30, 2026, we recognized interest expense of $7 million and $15 million, respectively, associated with our investments in low-income housing properties.

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

5.    Earnings Per Share

Basic and diluted earnings per share for the three and six months ended June 30 were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Number of common shares outstanding at end of period	400.0	402.6	400.0	402.6
Effect of using weighted average common shares outstanding	1.5	—	2.3	(0.1)
Weighted average basic common shares outstanding	401.5	402.6	402.3	402.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.9	1.7	1.0	1.5
Weighted average diluted common shares outstanding	402.4	404.3	403.3	404.0
Potentially issuable shares	3.9	4.3	3.9	4.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.5	0.9	1.6	1.2

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

As of June 30, 2026, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $16 million higher than the $230 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2026. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2026, we had been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs, although allocation of responsibility among the PRPs for the proposed remedy has not been established. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design that was approved by the EPA in September 2025. The EPA issued a Unilateral Administrative Order for the site cleanup in April 2026. The issuance of this order was anticipated, and MIMC and IPC have communicated to the EPA their intention to comply. The recorded liability as of June 30, 2026, and December 31, 2025, was approximately $100 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA as construction contracting and planning proceed.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, below a stated threshold. In accordance with this SEC regulation, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. The following matter is disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On April 26, 2026, the Delaware Department of Natural Resources and Environmental Control issued an order against Delaware Recyclable Products, Inc., an indirect, wholly-owned subsidiary of WMI, alleging certain environmental violations related to landfill cover and erosion control, stormwater management, the management of prohibited waste, and other permitting and operational matters. The order seeks compliance with a modified permit, certain remedial actions and the payment of an administrative penalty. Our appeal of this order is pending.

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

On February 11, 2020, Stericycle, Inc. (“Stericycle”), a now wholly-owned subsidiary, received an administrative subpoena from the U.S. Drug Enforcement Administration, which executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana for materials related to Stericycle’s now-divested Domestic Environmental Solutions business of collecting, transporting, and destroying controlled substances from retail customers (the “ESOL Retail Controlled Substances Business”). On that same day, agents from the California Department of Toxic Substances Control executed a separate search warrant at the Rancho Cordova facility. Since that time, the U.S. Attorney’s Office for the Eastern District of California has been overseeing criminal and civil investigations of the ESOL Retail Controlled Substances Business. Stericycle cooperated with the investigations, which were limited to the period of Stericycle’s historical operation and ownership of the ESOL Retail Controlled Substances Business from 2015 through 2020. In May 2026, Stericycle entered into certain settlement agreements, including a one-year deferred prosecution agreement, with the U.S. Department of Justice resolving the criminal and civil investigations. Stericycle has made the agreed-upon penalty and settlement payments and is subject to certain continuing compliance, reporting and cooperation obligations during the term of the deferred prosecution agreement. We do not currently believe this matter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS, and in response to that notice, the Company placed a deposit of approximately $103 million with the IRS. The Company filed a claim for refund of the entire deposit in the fourth quarter of 2024 and received a partial refund of approximately $14 million plus interest from the IRS in the second quarter of 2026. We expect to litigate any denial of the claim for refund of the remaining deposit. As of June 30, 2026 and December 31, 2025, the IRS deposit of $89 million and $103 million, respectively, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

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

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions):

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
Three Months Ended June 30:
2026
Collection and Disposal:
East Tier	$2,406	$663	$3,069	$1,888	$91	$—	$306	$784	$302
West Tier	2,291	582	2,873	1,769	91	—	252	761	293
Other Ancillary	782	58	840	800	28	—	7	5	16
Collection and Disposal(e)(f)(g)	5,479	1,303	6,782	4,457	210	—	565	1,550	611
Recycling Processing and Sales(e)	403	88	491	385	14	2	54	36	64
Renewable Energy(f)	157	—	157	81	5	—	24	47	61
Healthcare Solutions(g)(h)	638	104	742	506	126	3	105	2	28
Corporate and Other(f)	7	8	15	22	335	11	29	(382)	(41)
Total	$6,684	$1,503	$8,187	$5,451	$690	$16	$777	$1,253	$723

Intercompany Elimination(a)			(1,503)	(1,496)	(7)	—	—	—
Net			6,684	3,955	683	16	777	1,253

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
2025
Collection and Disposal:
East Tier	$2,292	$630	$2,922	$1,815	$88	$8	$290	$721	$360
West Tier	2,251	554	2,805	1,706	86	2	254	757	335
Other Ancillary	738	51	789	753	31	16	6	(17)	12
Collection and Disposal(e)(f)(g)	5,281	1,235	6,516	4,274	205	26	550	1,461	707
Recycling Processing and Sales(e)	381	101	482	398	14	1	45	24	70
Renewable Energy(f)	115	—	115	59	3	—	15	38	115
Healthcare Solutions(g)(h)	646	114	760	519	150	9	105	(23)	46
Corporate and Other(f)	7	8	15	4	331	—	29	(349)	(123)
Total	$6,430	$1,458	$7,888	$5,254	$703	$36	$744	$1,151	$815

Intercompany Elimination(a)			(1,458)	(1,451)	(7)	—	—	—
Net			6,430	3,803	696	36	744	1,151

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
Six Months Ended June 30:
2026
Collection and Disposal:
East Tier	$4,605	$1,263	$5,868	$3,589	$181	$-	$591	$1,507	$481
West Tier	4,441	1,119	5,560	3,418	187	(34)	491	1,498	529
Other Ancillary	1,514	115	1,629	1,553	57	-	14	5	33
Collection and Disposal(e)(f)(g)	10,560	2,497	13,057	8,560	425	(34)	1,096	3,010	1,043
Recycling Processing and Sales(e)	771	175	946	753	29	4	105	55	94
Renewable Energy(f)	316	2	318	164	11	-	48	95	104
Healthcare Solutions(g)(h)	1,252	211	1,463	1,006	248	12	209	(12)	55
Corporate and Other(f)	12	16	28	54	690	12	54	(782)	(35)
Total	$12,911	$2,901	$15,812	$10,537	$1,403	$(6)	$1,512	$2,366	$1,261

Intercompany Elimination(a)			(2,901)	(2,888)	(13)	—	—	—
Net			12,911	7,649	1,390	(6)	1,512	2,366

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
2025
Collection and Disposal:
East Tier	$4,432	$1,188	$5,620	$3,488	$176	$8	$558	$1,390	$557
West Tier	4,333	1,060	5,393	3,298	169	2	488	1,436	557
Other Ancillary	1,438	103	1,541	1,471	61	16	13	(20)	29
Collection and Disposal(e)(f)(g)	10,203	2,351	12,554	8,257	406	26	1,059	2,806	1,143
Recycling Processing and Sales(e)	765	182	947	786	29	6	84	42	108
Renewable Energy(f)	206	1	207	114	6	-	30	57	237
Healthcare Solutions(g)(h)	1,265	216	1,481	996	305	18	206	(44)	80
Corporate and Other(f)	9	16	25	16	649	1	56	(697)	(112)
Total	$12,448	$2,766	$15,214	$10,169	$1,395	$51	$1,435	$2,164	$1,456

Intercompany Elimination(a)			(2,766)	(2,754)	(12)	—	—	—
Net			12,448	7,415	1,383	51	1,435	2,164
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.
(c)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(d)	Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(e)	Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal business. The amounts in income from operations for the three and six months ended June 30, 2026 are $22 million and $40 million, respectively. The amounts in income from operations for the three and six months ended June 30, 2025 are $20 million and $40 million, respectively.
(f)	Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal business and Corporate and Other for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for Renewable Energy for the three and six months ended June 30, 2026 are $24 million and $48 million, respectively. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for Renewable Energy for the three and six months ended June 30, 2025 are $17 million and $31 million, respectively.

(g)	Our Collection and Disposal business records intercompany operating revenue for collection and disposal services provided to Healthcare Solutions. The total amount of intercompany operating revenues reflected in our Collection and Disposal business and in operating expenses for Healthcare Solutions for the three and six months ended June 30, 2026 are $16 million and $36 million, respectively, and for three and six months ended June 30, 2025 are $12 million and $20 million, respectively.
(h)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the three and six months ended June 30, 2025 were made to properly reflect intra-segment activity for each period. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2026 are $101 million and $202 million, respectively. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2025 are $113 million and $207 million, respectively.

Total assets by reportable segment are presented in the table below as follows (in millions):

	June 30,	December 31,
	2026	2025
Collection and Disposal:
East Tier	$15,906	$16,099
West Tier	12,608	12,245
Other Ancillary	818	801
Collection and Disposal	29,332	29,145
Recycling Processing and Sales	2,841	2,718
Renewable Energy	2,032	1,976
Healthcare Solutions	8,758	9,002
Corporate and Other	4,075	3,888
Elimination of intercompany investments and advances	(597)	(894)
Total assets, per Condensed Consolidated Balance Sheet	$46,441	$45,835

The mix of operating revenues from our major lines of business for the three and six months ended June 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended June 30:
2026
Commercial	$1,485	$236	$1,721
Industrial	820	245	1,065
Residential	911	19	930
Other collection	849	74	923
Total collection	4,065	574	4,639
Landfill	1,004	429	1,433
Transfer	410	300	710
Total Collection and Disposal	5,479	1,303	6,782
Recycling Processing and Sales	403	88	491
Renewable Energy	157	—	157
Healthcare Solutions (b)	638	104	742
Corporate and Other	7	8	15
Total	$6,684	$1,503	$8,187

2025
Commercial	$1,398	$220	$1,618
Industrial	790	223	1,013
Residential	872	22	894
Other collection	796	68	864
Total collection	3,856	533	4,389
Landfill	1,036	410	1,446
Transfer	389	292	681
Total Collection and Disposal	5,281	1,235	6,516
Recycling Processing and Sales	381	101	482
Renewable Energy	115	—	115
Healthcare Solutions (b)	646	114	760
Corporate and Other	7	8	15
Total	$6,430	$1,458	$7,888

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Six Months Ended June 30:
2026
Commercial	$2,914	$465	$3,379
Industrial	1,578	467	2,045
Residential	1,799	37	1,836
Other collection	1,643	146	1,789
Total collection	7,934	1,115	9,049
Landfill	1,868	811	2,679
Transfer	758	571	1,329
Total Collection and Disposal	10,560	2,497	13,057
Recycling Processing and Sales	771	175	946
Renewable Energy	316	2	318
Healthcare Solutions (b)	1,252	211	1,463
Corporate and Other	12	16	28
Total	$12,911	$2,901	$15,812

2025
Commercial	$2,778	$434	$3,212
Industrial	1,531	422	1,953
Residential	1,744	44	1,788
Other collection	1,549	140	1,689
Total collection	7,602	1,040	8,642
Landfill	1,876	763	2,639
Transfer	725	548	1,273
Total Collection and Disposal	10,203	2,351	12,554
Recycling Processing and Sales	765	182	947
Renewable Energy	206	1	207
Healthcare Solutions (b)	1,265	216	1,481
Corporate and Other	9	16	25
Total	$12,448	$2,766	$15,214
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the three and six months ended June 30, 2025 were made to properly reflect intra-segment activity for each period. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2026 are $101 million and $202 million, respectively. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2025 are $113 million and $207 million, respectively.

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

8. Acquisitions and Divestitures

Acquisitions

During the six months ended June 30, 2026, we completed solid waste acquisitions for total consideration of $235 million, which included issuance of shares of our common stock valued at $144 million from treasury stock, $85 million in net cash paid and $6 million of other consideration, specifically purchase price holdbacks. In addition, we paid $13 million of holdbacks related to prior year acquisitions.

Total consideration for our 2026 acquisitions was primarily allocated to $27 million of property and equipment, $75 million of other intangible assets, primarily customer relationships, and $138 million of goodwill. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was not tax deductible. We remain in the measurement period for our 2026 acquisitions, and adjustments to our preliminary purchase price allocation may occur.

Divestitures

Proceeds from divestitures of businesses and other assets, net of cash divested, were $77 million and $103 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier, which resulted in a gain of $34 million recognized in (gain) loss from divestitures, asset impairments and unusual items, net in our Condensed Consolidated Statements of Operations. Proceeds in 2025 primarily related to the January 2025 sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries. As the fair value of consideration transferred was equal to the carrying value of the divested Spain and Portugal subsidiaries, no gain or loss was recognized.

9.  (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended June 30, 2026 was not material. (Gain) loss from divestitures, asset impairments and unusual items, net for the six months ended June 30, 2026 primarily relates to a $34 million gain on a business divestiture in our West Tier, offset by immaterial charges related to legal and remediation liabilities.

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2025, primarily relates to a $16 million goodwill impairment charge to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal business.

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2025	$35	$29	$(81)	$7	$(10)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $0, $0 and $0, respectively	(2)	—	(58)	—	(60)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	(1)	—	—	—	(1)
Net current period other comprehensive income (loss)	(3)	—	(58)	—	(61)
Balance, June 30, 2026	$32	$29	$(139)	$7	$(71)

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During the three months ended June 30, 2026, we repurchased 3.0 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for $671 million, inclusive of per-share commissions and taxes, for a weighted average price per share of $223.94. During the six months ended June 30, 2026, we repurchased 4.5 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $1.0 billion, inclusive of per-share commissions and taxes, for a weighted average price per share of $227.89. These repurchases were made under the $3.0 billion Board of Directors authorization announced in December 2025.

As of June 30, 2026, the Company has remaining authorization for $2.0 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2026	2025
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$424	$91
Equity securities	92	88
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	670	528
Total assets measured at fair value	$1,186	$707
(a)	Our available-for-sale securities primarily relate to debt securities with maturities over the next nine years.

Fair Value of Debt

As of June 30, 2026 and December 31, 2025, the carrying value of our debt was $23.4 billion and $22.9 billion, respectively. The estimated fair value of our debt was approximately $22.6 billion and $22.5 billion as of June 30, 2026 and December 31, 2025, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2026 and December 31, 2025. These amounts have not been revalued since those dates and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties

We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to direct the activities of these entities. Our aggregate investment balance in these entities was $577 million and $624 million as of June 30, 2026 and December 31, 2025, respectively. The debt balance related to our investments in low-income housing properties was $565 million and $616 million as of June 30, 2026 and December 31, 2025, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $133 million and $127 million as of June 30, 2026 and December 31, 2025, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $144 million and $140 million as of June 30, 2026 and December 31, 2025, respectively.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our service offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs. This includes expanding traditional recycling services, increasing organics collection and processing, providing medical waste services and expanding our renewable energy projects to meet the evolving needs of our diverse customer base. As North America’s leading provider of comprehensive environmental solutions, we are taking big, bold steps to catalyze positive change – change that will impact our Company as well as the communities we serve. Consistent with our Company’s long-standing commitment to sustainability and environmental stewardship, we have published our 2026 Sustainability Report, providing details on our sustainability-related performance and outlining progress towards our 2030 sustainability goals. The 2026 Sustainability Report conveys the strong linkage between the Company’s sustainability goals and our growth strategy, inclusive of the expansion of the Company’s Recycling Processing and Sales and Renewable Energy segments. The information in this report can be found at sustainability.wm.com but it does not constitute a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

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

We sometimes experience margin pressures and variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and Renewable Energy segments. During the first half of 2026, we continued to experience decreases in market prices for recycled commodities when compared to the prior year period. Additionally, we experienced declines in commodity prices from the prior year period that had an unfavorable impact on the Renewable Energy segment. We continue to take proactive steps to adjust our business models to protect against the down side risk of changes in commodity prices.

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

Current Quarter Financial Results

During the second quarter of 2026, we continued to focus on our priorities to advance our strategy – growing the core business by focusing on customer lifetime value; delivering operational excellence and capitalizing on network advantages; capturing and enhancing returns from our investments in our Recycling Processing and Sales and Renewable Energy segments and driving accretive growth as we take our Healthcare Solutions segment from integration to scalable growth. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. During the second quarter of 2026, we also allocated $1,038 million of available cash to our shareholders through dividends and common stock repurchases.

Key elements of our financial results for the second quarter of 2026 include:

●	Revenues of $6,684 million, compared to $6,430 million in the prior year period, an increase of $254 million, or 4.0%. The increase is primarily due to (i) higher yield in our Collection and Disposal business; (ii) increases in our energy surcharge due to higher fuel prices and (iii) volume growth in our Recycling Processing and Sales and Renewable Energy segments. These increases are partially offset by (i) lower collection and disposal volumes; (ii) volume declines in our Healthcare Solutions segment and (iii) a reduction in single-stream and brokerage recycled commodity prices;
●	Operating expenses of $3,955 million, or 59.2% of revenues, compared to $3,803 million, or 59.1% of revenues, in the prior year period. The $152 million increase is primarily due to (i) higher fuel prices; (ii) annual employee wage increases and higher employee medical costs and (iii) growth in our Renewable Energy segment. These increases were offset by (i) the Company’s ability to flex spending with lower collection and special waste volumes and (ii) continued operating efficiency and cost control initiatives;
●	Selling, general and administrative expenses of $683 million, or 10.2% of revenues, compared to $696 million, or 10.8% of revenues, in the prior year period. The $13 million decrease is primarily due to lower professional fees and lower labor costs resulting from synergies achieved from our acquisitions, particularly Stericycle, partially offset by higher bad debt expenses;
●	Income from operations of $1,253 million, or 18.7% of revenues, compared to $1,151 million, or 17.9% of revenues, in the prior year period. The $102 million increase is primarily due to (i) growth in our Collection and Disposal business driven by yield; (ii) benefits from the realization of synergies in our Healthcare Solutions segment and (iii) contributions from increased volumes in our Recycling Processing and Sales and Renewable Energy segments. These increases were partially offset by prior year earnings from wildfire clean-up activities;
●	Net income attributable to Waste Management, Inc. of $785 million, or $1.95 per diluted share, compared to $726 million, or $1.80 per diluted share, in the prior year period. The $59 million increase is primarily due to the increase in income from operations, discussed above, partially offset by higher income tax expense;
●	Net cash provided by operating activities of $1,726 million compared to $1,545 million in the prior year period. The $181 million increase in net cash provided by operating activities is primarily due to (i) higher earnings, particularly driven by our Collection and Disposal business; (ii) favorable changes in working capital, net of effects from acquisitions and divestitures and (iii) lower cash taxes;
●	Free cash flow of $1,104 million compared to $818 million in the prior year period. The $286 million increase in free cash flow is primarily due to the increase in net cash provided by operating activities described above as well as a decrease in capital spending driven by (i) lower spend on collection vehicles and (ii) planned reductions in capital investment in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

The mix of operating revenues for the three and six months ended June 30 are as follows (in millions):

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Three Months Ended June 30:
2026
Commercial	$1,485	$236	$1,721
Industrial	820	245	1,065
Residential	911	19	930
Other collection	849	74	923
Total collection	4,065	574	4,639
Landfill	1,004	429	1,433
Transfer	410	300	710
Total Collection and Disposal	5,479	1,303	6,782
Recycling Processing and Sales	403	88	491
Renewable Energy	157	—	157
Healthcare Solutions (b)	638	104	742
Corporate and Other	7	8	15
Total	$6,684	$1,503	$8,187

2025
Commercial	$1,398	$220	$1,618
Industrial	790	223	1,013
Residential	872	22	894
Other collection	796	68	864
Total collection	3,856	533	4,389
Landfill	1,036	410	1,446
Transfer	389	292	681
Total Collection and Disposal	5,281	1,235	6,516
Recycling Processing and Sales	381	101	482
Renewable Energy	115	—	115
Healthcare Solutions (b)	646	114	760
Corporate and Other	7	8	15
Total	$6,430	$1,458	$7,888

	Net	Intercompany	Gross
	Operating	Operating	Operating
	Revenues	Revenues (a)	Revenues
Six Months Ended June 30:
2026
Commercial	$2,914	$465	$3,379
Industrial	1,578	467	2,045
Residential	1,799	37	1,836
Other collection	1,643	146	1,789
Total collection	7,934	1,115	9,049
Landfill	1,868	811	2,679
Transfer	758	571	1,329
Total Collection and Disposal	10,560	2,497	13,057
Recycling Processing and Sales	771	175	946
Renewable Energy	316	2	318
Healthcare Solutions (b)	1,252	211	1,463
Corporate and Other	12	16	28
Total	$12,911	$2,901	$15,812

2025
Commercial	$2,778	$434	$3,212
Industrial	1,531	422	1,953
Residential	1,744	44	1,788
Other collection	1,549	140	1,689
Total collection	7,602	1,040	8,642
Landfill	1,876	763	2,639
Transfer	725	548	1,273
Total Collection and Disposal	10,203	2,351	12,554
Recycling Processing and Sales	765	182	947
Renewable Energy	206	1	207
Healthcare Solutions (b)	1,265	216	1,481
Corporate and Other	9	16	25
Total	$12,448	$2,766	$15,214
(a)	Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)	In the third quarter of 2025, as a result of continued integration efforts and to enhance transparency and accountability, the Company began reflecting intra-segment activity within the Healthcare Solutions segment. These charges were designed to measure profitability at more granular levels of the enterprise and to facilitate clearer financial accountability within operating units. Accordingly, adjustments to the three and six months ended June 30, 2025 were made to properly reflect intra-segment activity for each period. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2026 are $101 million and $202 million, respectively. Intra-segment operating revenues and operating expenses within Healthcare Solutions for the three and six months ended June 30, 2025 are $113 million and $207 million, respectively.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025				Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and Disposal	$181	3.6%			$362	3.7%
Recycling Processing and Sales and Renewable Energy (c)	(6)	(1.2)			(43)	(4.3)
Energy surcharge and mandated fees	102	38.2			122	23.7
Total average yield			$277	4.3%			$441	3.5%
Volume (d)			(22)	(0.3)			(10)	(0.1)
Healthcare Solutions (e)			(30)	(0.5)			(42)	(0.3)
Internal revenue growth			225	3.5			389	3.1
Acquisitions			33	0.5			68	0.6
Divestitures			(5)	—			(9)	(0.1)
Foreign currency translation			1	—			15	0.1
Total			$254	4.0%			$463	3.7%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenues adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenues adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability in both our Recycling Processing and Sales and Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)	Includes activities from our Corporate and Other businesses.
(e)	The amounts reported herein represent the change in our revenues from the combined impacts of yield and volume attributable to our Healthcare Solutions segment.

The significant items affecting revenues during the three and six months ended June 30, 2026, as compared to the prior year periods, are summarized below:

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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2026 vs. 2025		June 30, 2026 vs. 2025
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$60	4.0%	$129	4.4%
Industrial	32	3.4	59	3.3
Residential	51	6.1	104	6.2
Total collection	143	4.2	292	4.3
Landfill	25	2.5	46	2.7
Transfer	13	3.6	24	3.4
Total Collection and Disposal	$181	3.6%	$362	3.7%

Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste, which achieved average yield of 5.2% and 5.9% for the three and six months ended June 30, 2026, respectively.

Recycling Processing and Sales and Renewable Energy — Recycling Processing and Sales revenues attributable to yield decreased $2 million and $30 million for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. Average market prices for single-stream recycled commodities declined by about 10% and 20% for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. Revenues attributable to yield in our Renewable Energy segment decreased $4 million and $13 million for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods primarily due to lower RNG pricing, partially offset by higher electricity prices. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately mitigate the downside risk of changes in commodity prices.

Energy Surcharge and Mandated Fees — These fees increased $102 million and $122 million for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. The increase in energy surcharge revenues was primarily due to an increase of approximately 50% and 30% in market prices for diesel fuel for three and six months ended June 30, 2026, respectively, as compared to the prior year periods.

Volume

Our revenues from volume (excluding volumes from acquisitions and divestitures, as well as Healthcare Solutions) decreased $22 million, or 0.3%, and $10 million, or 0.1%, for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods.  Volume increased in both our Recycling Processing Sales and our Renewable Energy segments primarily due to contributions from recycling automation and growth projects and new renewable natural gas plants. These volume increases were largely offset by special waste volume declines compared to the prior year periods, which benefited from wildfire cleanup activities in the West Tier, and volume declines in our collection business primarily due to our intentional shedding of lower-margin residential business. Additionally, the six months ended June 30, 2026 was negatively impacted by harsh winter weather conditions in the first quarter of 2026.

Healthcare Solutions

Revenues from our Healthcare Solutions segment for three and six months ended June 30, 2026, decreased $30 million, or 0.5%, and $42 million, or 0.3%, respectively, as compared to the prior year periods as contributions from pricing activities were more than offset by declines in volumes.

Acquisitions and Divestitures

Acquisitions and divestitures resulted in a net increase in revenues of $28 million, or 0.5%, and $59 million, or 0.5%, for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods primarily due to our investments in tuck-in collection and disposal businesses.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Labor and related benefits	$1,150	17.2%	$1,129	17.6%	$2,265	17.5%	$2,203	17.7%
Transfer and disposal costs	363	5.4	366	5.7	689	5.3	698	5.6
Maintenance and repairs	586	8.8	580	9.0	1,132	8.8	1,129	9.1
Subcontractor costs	689	10.3	631	9.8	1,306	10.1	1,231	9.9
Cost of goods sold	225	3.4	246	3.8	437	3.4	482	3.9
Fuel	171	2.6	129	2.0	313	2.4	260	2.1
Disposal and franchise fees and taxes	218	3.3	215	3.4	406	3.2	396	3.2
Landfill operating costs	119	1.8	106	1.6	220	1.7	195	1.6
Risk management	97	1.4	90	1.4	211	1.6	206	1.6
Other	337	5.0	311	4.8	670	5.2	615	4.9
	$3,955	59.2%	$3,803	59.1%	$7,649	59.2%	$7,415	59.6%

Our operating expenses for the three and six months ended June 30, 2026 increased as compared to the prior year periods, primarily due to (i) higher fuel prices; (ii) annual employee wage increases and higher employee medical costs and (iii) growth in our Renewable Energy segment. These increases were partially offset by (i) the Company’s ability to flex spending with lower collection and special waste volumes and (ii) continued operating efficiency and cost control initiatives.

The significant items affecting operating expenses during the three and six months ended June 30, 2026, as compared to the prior year periods, are summarized below:

Labor and Related Benefits —The increase in labor and related benefits costs was primarily due to annual employee wage increases and an increase in employee medical costs as compared with the prior year periods. These increases were partially offset by (i) the Company’s ability to flex spending with lower collection and special waste volumes; (ii) collection efficiency improvements and (iii) improved driver retention.

Transfer and Disposal Costs — The decrease in transfer and disposal costs for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to lower residential volumes attributable to intentional shedding of lower-margin contracts. Lower transfer and disposal volumes caused by harsh winter weather during the first quarter of 2026 further contributed to the cost decrease for the six months ended June 30, 2026 as compared to the prior year period.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily due to annual wage increases and increased maintenance technician headcount. The increase was partially offset by reduced demand for third-party services driven by fleet and operational optimization.

Subcontractor Costs — The increase in subcontractor costs was primarily due to increases in market prices for diesel fuel as previously mentioned.

Cost of Goods Sold — The decrease in cost of goods sold was primarily due to fluctuations in average market prices for single-stream recycling commodities discussed above. This decrease was partially offset by additional pipeline transportation costs attributable to new RNG facilities brought online during 2025 and 2026.

Fuel — The increase in fuel costs was primarily due to the increases in average market prices for diesel fuel previously mentioned. This increase was partially offset by reduced fuel consumption due to declines in collection volumes.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily due to an increase in landfill host fees and other fees and taxes paid to municipalities on our disposal volumes.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to higher leachate treatment costs in our West Tier.

Risk Management — The increase in risk management costs was primarily due increased claims costs as compared to the prior year periods.

Other — The increase in other operating costs was primarily due to increased utility costs largely attributable to higher electricity prices and new RNG plants brought online during 2025 and 2026.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Labor and related benefits	$406	6.1%	$412	6.4%	$843	6.5%	$839	6.7%
Professional fees	90	1.3	106	1.6	172	1.3	198	1.6
Provision for bad debts	40	0.6	24	0.4	69	0.6	43	0.4
Other	147	2.2	154	2.4	306	2.4	303	2.4
	$683	10.2%	$696	10.8%	$1,390	10.8%	$1,383	11.1%

Selling, general and administrative expenses decreased for the three months ended June 30, 2026, as compared to the prior year period, primarily due to decreases in professional fees and lower labor costs resulting from synergies achieved from our acquisitions, particularly Stericycle, partially offset by higher bad debt expenses. Selling, general and administrative expenses increased for the six months ended June 30, 2026, as compared to the prior year period, primarily due to increases in bad debt expenses and technology costs, partially offset by lower professional fees.

The significant items affecting selling, general and administrative expenses during the three and six months ended June 30, 2026, as compared to the prior year periods, are summarized below:

Labor and Related Benefits — The decrease in labor and related benefits costs for the three months ended June 30, 2026, as compared to the prior year period, was primarily due to a reduction in workforce as we achieved synergies from our acquisitions, particularly Stericycle, and lower annual incentive compensation costs. These decreases were partially offset by annual employee wage increases. The increase in labor and related benefits costs for the six months ended June 30, 2026, as compared to the prior year period, was primarily due to annual employee wage increases and higher long-term incentive compensation costs. These increases were partially offset by a reduction in workforce as we achieved synergies from our acquisitions, particularly Stericycle.

Professional Fees — The decrease in professional fees was primarily due to higher consulting costs incurred in the prior year periods to support the integration of Stericycle.

Provision for Bad Debts — The increase in provision for bad debts in both the three and six months ended June 30, 2026 was primarily due to increased receivable balances in our Collection and Disposal business driven by increased revenues. The increase for the six months ended June 30, 2026 as compared to the prior year period was also driven by favorable adjustments to the provision for bad debts that benefited the first quarter of 2025.

Other — The decrease in other expenses for the three months ended June 30, 2026, as compared to the prior year period, was primarily due to lower litigation expenses. The increase in other expenses for the six months ended June 30, 2026, as compared to the prior year period, was primarily due to increased technology costs to support strategic initiatives.

Depreciation, Depletion, Amortization and Accretion Expenses

The following table summarizes the components of our depreciation, depletion, amortization and accretion expenses for the three and six months ended June 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Depreciation of tangible property and equipment	$412	6.2%	$386	6.0%	$819	6.3%	$757	6.1%
Depletion of landfill airspace	230	3.4	220	3.4	422	3.3	403	3.2
Amortization of intangible assets	96	1.4	102	1.6	193	1.5	204	1.6
Interest accretion on landfill and environmental remediation liabilities	39	0.6	36	0.6	78	0.6	71	0.6
	$777	11.6%	$744	11.6%	$1,512	11.7%	$1,435	11.5%

The increase in depreciation of tangible property and equipment for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to investments in capital assets placed in service during 2025 and 2026, particularly within our sustainability businesses. The increase in depletion of landfill airspace for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to changes in rates from revisions in landfill estimates within our East Tier. The decrease in amortization of intangible assets for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to the conclusion of amortization related to customer relationships and other intangibles acquired as a result of acquisitions during prior years within our East Tier. The increase in interest accretion on landfill and environmental remediation liabilities for the three and six months ended June 30, 2026, as compared to the prior year periods, was primarily due to revisions in landfill estimates.

Restructuring

Restructuring charges for the three and six months ended June 30, 2026 were not material. Restructuring charges for the three and six months ended June 30, 2025 were primarily due to employee costs related to integration of our November 2024 acquisition of Stericycle.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended June 30, 2026 was not material. (Gain) loss from divestitures, asset impairments and unusual items, net for the six months ended June 30, 2026 primarily relates to a $34 million gain on a business divestiture in our West Tier, offset by immaterial charges related to legal and remediation liabilities.

(Gain) loss from divestitures, asset impairments and unusual items, net for the three and six months ended June 30, 2025, primarily relates to a $16 million goodwill impairment charge to a business engaged in oil recovery and sludge processing services. This charge is reflected in Other Ancillary within our Collection and Disposal business.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three and six months ended June 30 (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2026	2025	Change		2026	2025	Change
Collection and Disposal:
East Tier	$784	$721	$63	8.7%	$1,507	$1,390	$117	8.4%
West Tier	761	757	4	0.5	1,498	1,436	62	4.3
Other Ancillary	5	(17)	22	*	5	(20)	25	*
Collection and Disposal	1,550	1,461	89	6.1	3,010	2,806	204	7.3
Recycling Processing and Sales	36	24	12	50.0	55	42	13	31.0
Renewable Energy	47	38	9	23.7	95	57	38	66.7
Healthcare Solutions	2	(23)	25	108.7	(12)	(44)	32	72.7
Corporate and Other	(382)	(349)	(33)	9.5	(782)	(697)	(85)	12.2
Total	$1,253	$1,151	$102	8.9%	$2,366	$2,164	$202	9.3%
Percentage of revenues	18.7%	17.9%			18.3%	17.4%

*Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and six months ended June   30, 2026, as compared to the prior year periods, are summarized below:

Collection and Disposal — Income from operations in our Collection and Disposal business increased primarily due to (i) revenue growth from price increases, which translates into increased yield or average unit price; (ii) actions to improve efficiency and the operating costs incurred to serve our customers and (iii) a gain from a business divestiture in our West Tier recognized in the first quarter of 2026. These increases were partially offset by declines in special waste volume in our West Tier, which was favorably impacted by wildfire clean-up activities in the prior year periods, and lower volumes caused by harsh winter weather in early 2026.

Recycling Processing and Sales — The increase in income from operations in our Recycling Processing and Sales segment was primarily due to lower expenses from the suspension of a business engaged in plastic film and wrap recycling during 2025, increased volumes and reduced costs from the automation of our recycling facilities as well as investments in new facilities. These increases were partially offset by declines in commodity prices compared to the prior year periods.

Renewable Energy — The increase in income from operations in our Renewable Energy segment was primarily due to higher volumes driven by the completion of projects that increase the beneficial use of landfill gas sold to third parties. This increase was partially offset by a decline in RINs pricing.

Healthcare Solutions — Our Healthcare Solutions segment generated income from operations in the three months ended June 30, 2026 and a loss from operations in the six months ended June 30, 2026. The improvement across both time periods is primarily due to non-recurring integration costs incurred during the prior year periods along with lower costs in the current year from the realization of synergies, offset by lower volumes.

Corporate and Other — The loss from operations in Corporate and Other increased in the three months ended June 30, 2026 primarily due to (i) increased technology costs to support strategic initiatives; (ii) higher risk management expenses and (iii) annual wage increases. The loss from operations in Corporate and Other increased in the six months ended June 30, 2026 primarily due to (i) increased technology costs to support our strategic initiatives; (ii) annual wage increases and (iii) increased employee medical costs.

Interest Expense, Net

Our interest expense, net was $233 million and $458 million for the three and six months ended June 30, 2026, respectively, compared to $232 million and $464 million for the three and six months ended June 30, 2025, respectively. Interest expense, net benefited from a decrease in our average debt balances and increases in interest income as compared to the prior year periods. These benefits were partially offset for the six-month period, and more than offset for the three-month period, by lower capitalized interest resulting from the completion of the majority of our sustainability growth projects by the end of 2025.

Income Tax Expense

Our income tax expense and effective income tax rate was $238 million, or 23.2%, and $406 million, or 21.2%, for the three and six months ended June 30, 2026, respectively, compared to $201 million, or 21.7%, and $352 million, or 20.5%, for the three and six months ended June 30, 2025, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. We secured approximately $60 million of annual pre-tax benefit through the provisions of the IRA related to alternative fuel tax credits (recorded as a reduction in our operating expense) in 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company without further legislative action. With respect to the Section 48 investment tax credit, we expect our cumulative benefit to be between $400 million and $425 million, $309 million of which was recognized between 2023 and 2025 with the remainder anticipated to be realized in 2026 and 2027. Finally, in February 2026 the Internal Revenue Service issued proposed regulatory guidance clarifying qualification for the Section 45Z clean fuel production tax credit. We expect our cumulative benefit from this clean fuel production tax credit to be as much as $150 million through 2029. This expected benefit is dependent on a number of estimates and assumptions, which we continue to monitor and factor into our credit realization expectations.

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

Summary of Cash and Cash Equivalents, Restricted Funds and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted funds and debt balances (in millions):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$557	$201
Restricted funds and other:
Insurance reserves	$603	$472
Final capping, closure, post-closure and environmental remediation funds	144	140
Other	1	10
Total restricted funds and other (a)	$748	$622
Debt:
Current portion	$1,075	$711
Long-term portion	22,281	22,196
Total debt	$23,356	$22,907
(a)	As of June 30, 2026 and December 31, 2025, $100 million and $109 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.

Debt — As of June 30, 2026, we had approximately $3.8 billion of debt maturing within the next 12 months, including (i) $2.0 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.1 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $223 million of 7.10% senior notes that mature in August 2026; (iv) $352 million of 2.60% Canadian senior notes that the Company elected to redeem in July 2026 and (v) $206 million of other debt with scheduled maturities within the next 12 months. As of June 30, 2026, we have classified $2.7 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $1.1 billion of debt maturing in the next 12 months is classified as current obligations.

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

	June 30,	December 31,
	2026	2025
Balance Sheet Information:
Current assets	$19	$44
Noncurrent assets	12	13
Current liabilities	672	738
Noncurrent liabilities:
Advances due to affiliates	19,757	18,160
Other noncurrent liabilities	19,918	19,733

Six Months Ended
June 30, 2026
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	(327)

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2026	2025
Net cash provided by operating activities	$3,227	$2,753
Net cash used in investing activities	(1,427)	(1,915)
Net cash used in financing activities	(1,452)	(781)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $474 million for the six months ended June 30, 2026, as compared to the prior year period, primarily due to (i) higher earnings, particularly driven by our Collection and Disposal business; (ii) favorable changes in working capital, net of effects from acquisitions and divestitures; (iii) lower annual incentive compensation payments and (iv) lower cash taxes.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2026 and 2025 are summarized below:

●	Capital Expenditures — We used $1,280 million and $1,563 million for capital expenditures during the six months ended June 30, 2026 and 2025, respectively. The decrease in capital spending is primarily driven by (i) lower spend on collection vehicles and (ii) planned reductions in capital investments in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns.
●	Acquisitions — Our cash spending on acquisitions was $98 million and $374 million during the six months ended June 30, 2026 and 2025, respectively, of which $85 million and $366 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activities related to the timing of contingent consideration paid. These acquisitions are related to our solid waste and recycling businesses.
●	Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $77 million and $103 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier. Proceeds in 2025 primarily related to the sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries.
●	Other, Net — The change in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2026 and 2025, we used $134 million and $87 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2026 and 2025 are summarized below:

●	Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the six months ended June 30 (in millions):

	2026	2025
Borrowings:
Commercial paper	$12,330	$9,005
Senior notes	493	—
Tax-exempt bonds	—	130
	$12,823	$9,135
Repayments:
Commercial paper	$(12,371)	$(8,744)
Senior notes	(15)	(422)
Other debt	(98)	(68)
	$(12,484)	$(9,234)
Net cash borrowings (repayments)	$339	$(99)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Common Stock Repurchase Program — During the six months ended June 30, 2026, we paid cash of $1,003 million for common stock repurchases. There were no share repurchases made in 2025. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our share repurchase activity.
●	Cash Dividends — We paid cash dividends of $764 million and $669 million during the six months ended June 30, 2026 and 2025 respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.825 in 2025 to $0.945 in 2026.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three and six months ended June 30, 2026 and 2025 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$1,726	$1,545	$3,227	$2,753
Capital expenditures to support the business	(555)	(572)	(1,144)	(1,275)
Capital expenditures - sustainability growth investments (a)	(75)	(160)	(136)	(288)
Total capital expenditures	(630)	(732)	(1,280)	(1,563)
Proceeds from divestitures of businesses and other assets, net of cash divested	8	5	77	103
Free cash flow	$1,104	$818	$2,024	$1,293
(a)	These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2026 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2026. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2026 (shares in millions):

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
April 1 — 30	0.9	$231.02	0.9	$2.5 billion
May 1 — 31	0.8	$221.12	0.8	$2.3 billion
June 1 — 30	1.3	$220.96	1.3	$2.0 billion	(a)
Total	3.0	$223.94	3.0
(a)	As of June 30, 2026, the Company has authorization for $2.0 billion of future share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On May 19, 2026, Christopher DeSantis, Senior Vice President – Operations, adopted a stock trading plan (the “DeSantis Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The DeSantis Plan will commence on August 19, 2026 and will automatically terminate on the earlier of August 19, 2027 and the completion of all the contemplated transactions set forth therein. The DeSantis Plan provides for the cashless exercise of two stock option awards totaling 5,211 stock options upon our common stock reaching specified market prices, pursuant to which shares of common stock will be sold to cover option costs, tax obligations, commissions and fees.  The DeSantis Plan also provides for the sale of the remaining shares after settlement, the proceeds of which will be delivered to Mr. DeSantis.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Waste Management Holdings, Inc. Executive Severance Protection Plan, as amended.

10.2	Waste Management, Inc. Employee Stock Purchase Plan, as amended and restated May 12, 2026 [Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 14, 2026].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 James C. Fish, Jr., Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 David L. Reed, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of David L. Reed, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 29, 2026