Form 10-Q
period 2026-09-30
WASTE MANAGEMENT INC
filed 2026-10-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of October 23, 2026 was 397,634,916 (excluding treasury shares of 232,647,545).

PART I.
Item 1.    Financial Statements.
WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247	$201
Accounts receivable, net of allowance for doubtful accounts of $85 and $87, respectively	3,662	3,435
Other receivables, net of allowance for doubtful accounts of $3 and $3, respectively	697	620
Parts and supplies	239	225
Other current assets	405	429
Total current assets	5,250	4,910
Property and equipment, net of accumulated depreciation and depletion of $25,838 and $25,096, respectively	20,849	20,378
Goodwill	14,002	13,880
Other intangible assets, net	3,544	3,767
Restricted funds	611	513
Investments in unconsolidated entities	711	779
Other long-term assets	1,552	1,608
Total assets	$46,519	$45,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,014	$1,867
Accrued liabilities	2,071	2,211
Deferred revenues	777	735
Current portion of long-term debt	1,524	711
Total current liabilities	6,386	5,524
Long-term debt, less current portion	21,846	22,196
Deferred income taxes	3,356	3,160
Landfill and environmental remediation liabilities	3,371	3,278
Other long-term liabilities	1,692	1,686
Total liabilities	36,651	35,844
Commitments and contingencies (Note 6)
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,939	5,676
Retained earnings	18,419	17,232
Accumulated other comprehensive income (loss)	(90)	(10)
Treasury stock at cost, 232,564,661 and 227,340,757 shares, respectively	(14,407)	(12,914)
Total Waste Management, Inc. stockholders’ equity	9,867	9,990
Noncontrolling interests	1	1
Total equity	9,868	9,991
Total liabilities and equity	$46,519	$45,835
See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$6,846	$6,443	$19,757	$18,891
Costs and expenses:
Operating	4,093	3,798	11,742	11,213
Selling, general and administrative	655	665	2,045	2,048
Depreciation, depletion, amortization and accretion	792	764	2,304	2,199
Restructuring	9	14	19	39
(Gain) loss from divestitures, asset impairments and unusual items, net	18	213	2	239
	5,567	5,454	16,112	15,738
Income from operations	1,279	989	3,645	3,153
Other income (expense):
Interest expense, net	(237)	(225)	(695)	(689)
Other, net	2	11	9	27
	(235)	(214)	(686)	(662)
Income before income taxes	1,044	775	2,959	2,491
Income tax expense	224	172	630	524
Consolidated net income	820	603	2,329	1,967
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income attributable to Waste Management, Inc.	$820	$603	$2,328	$1,966
Basic earnings per common share	$2.06	$1.50	$5.80	$4.88
Diluted earnings per common share	$2.05	$1.49	$5.79	$4.87
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net income	$820	$603	$2,329	$1,967
Other comprehensive income (loss), net of tax:
Derivative instruments, net	(2)	(6)	(5)	(7)
Available-for-sale securities, net	(12)	5	(12)	13
Foreign currency translation adjustments	(5)	(39)	(63)	78
Post-retirement benefit obligations, net	—	—	—	—
Other comprehensive income (loss), net of tax	(19)	(40)	(80)	84
Comprehensive income	801	563	2,249	2,051
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income attributable to Waste Management, Inc.	$801	$563	$2,248	$2,050
See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$2,329	$1,967
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,304	2,199
Deferred income tax expense (benefit)	196	241
Provision for bad debts	96	61
Equity-based compensation expense	139	135
Net gain on disposal of assets	(8)	(14)
(Gain) loss from divestitures, asset impairments and other, net	2	239
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(389)	(453)
Other current assets	(7)	(75)
Other assets	203	165
Accounts payable and accrued liabilities	194	35
Deferred revenues and other liabilities	(192)	(155)
Net cash provided by operating activities	4,867	4,345
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(89)	(395)
Capital expenditures	(1,937)	(2,339)
Proceeds from divestitures of businesses and other assets, net of cash divested	79	108
Other, net	(112)	(73)
Net cash used in investing activities	(2,059)	(2,699)
Cash flows from financing activities:
New borrowings	18,644	14,956
Debt repayments	(18,668)	(15,772)
Common stock repurchase program	(1,583)	—
Cash dividends	(1,141)	(1,001)
Exercise of common stock options	41	54
Tax payments associated with equity-based compensation transactions	(40)	(50)
Other, net	(19)	(17)
Net cash used in financing activities	(2,766)	(1,830)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(7)	5
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	35	(179)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	297	487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$332	$308

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$247	$175
Restricted cash and cash equivalents included in other current assets	11	60
Restricted cash and cash equivalents included in restricted funds	74	73
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$332	$308
See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Three Months Ended September 30:
2026
Balance, June 30, 2026	$9,926	630,282	$6	$5,864	$17,977	$(71)	(230,315)	$(13,851)	$1
Consolidated net income	820	—	—	—	820	—	—	—	—
Other comprehensive income (loss), net of tax	(19)	—	—	—	—	(19)	—	—	—
Cash dividends declared of $0.945 per common share	(377)	—	—	—	(377)	—	—	—	—
Equity-based compensation transactions, net	93	—	—	75	(1)	—	317	19	—
Common stock repurchase program	(575)	—	—	—	—	—	(2,568)	(575)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2026	$9,868	630,282	$6	$5,939	$18,419	$(90)	(232,565)	$(14,407)	$1

2025
Balance, June 30, 2025	$9,202	630,282	$6	$5,566	$16,553	$9	(227,680)	$(12,933)	$1
Consolidated net income	603	—	—	—	603	—	—	—	—
Other comprehensive income (loss), net of tax	(40)	—	—	—	—	(40)	—	—	—
Cash dividends declared of $0.825 per common share	(332)	—	—	—	(332)	—	—	—	—
Equity-based compensation transactions, net	87	—	—	74	(1)	—	258	14	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2025	$9,520	630,282	$6	$5,640	$16,823	$(31)	(227,421)	$(12,919)	$1
See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY ─ (Continued)
(In Millions, Except Shares in Thousands)
(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Nine Months Ended September 30:
2026
Balance, December 31, 2025	$9,991	630,282	$6	$5,676	$17,232	$(10)	(227,341)	$(12,914)	$1
Consolidated net income	2,329	—	—	—	2,328	—	—	—	1
Other comprehensive income (loss), net of tax	(80)	—	—	—	—	(80)	—	—	—
Cash dividends declared of $2.835 per common share	(1,141)	—	—	—	(1,141)	—	—	—	—
Equity-based compensation transactions, net	226	—	—	156	—	—	1,207	70	—
Common stock repurchase program	(1,600)	—	—	—	—	—	(7,065)	(1,600)	—
Acquisitions	144	—	—	107	—	—	632	37	—
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, September 30, 2026	$9,868	630,282	$6	$5,939	$18,419	$(90)	(232,565)	$(14,407)	$1

2025
Balance, December 31, 2024	$8,254	630,282	$6	$5,496	$15,858	$(115)	(228,788)	$(12,993)	$2
Consolidated net income	1,967	—	—	—	1,966	—	—	—	1
Other comprehensive income (loss), net of tax	84	—	—	—	—	84	—	—	—
Cash dividends declared of $2.475 per common share	(1,001)	—	—	—	(1,001)	—	—	—	—
Equity-based compensation transactions, net	218	—	—	144	—	—	1,365	74	—
Other, net	(2)	—	—	—	—	—	2	—	(2)
Balance, September 30, 2025	$9,520	630,282	$6	$5,640	$16,823	$(31)	(227,421)	$(12,919)	$1
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
We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Renewable Energy segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Our Healthcare Solutions segment provides regulated waste and compliance services and secure information destruction services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.
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
The Condensed Consolidated Financial Statements as of September 30, 2026 for the three and nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Contract Acquisition Costs
Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from five to 16 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, we had $246 million and $237 million, respectively, of deferred contract costs, of which $193 million and $177 million, respectively, were related to deferred sales incentives.
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

2.    Landfill and Environmental Remediation Liabilities
Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2026			December 31, 2025
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$171	$44	$215	$186	$72	$258
Long-term	3,195	176	3,371	3,119	159	3,278
	$3,366	$220	$3,586	$3,305	$231	$3,536
The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2026 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2025	$3,305	$231
Obligations incurred and capitalized	69	—
Obligations settled	(114)	(25)
Interest accretion	117	—
Revisions in estimates	(8)	14
Acquisitions, divestitures and other adjustments	(3)	—
September 30, 2026	$3,366	$220
At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.
3.    Debt and Derivatives
The following table summarizes the major components of debt at principal amounts as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2026:

	September 30, 2026	December 31, 2025
Commercial paper program (weighted average interest rate of 4.01% as of September 30, 2026 and 4.05% as of December 31, 2025)	$1,250	$1,090
Senior notes, maturing through 2054, interest rates ranging from 1.15% to 7.75% (weighted average interest rate of 4.23% as of September 30, 2026 and 4.28% as of December 31, 2025)	17,218	17,498
Canadian senior notes, C$500 million, redeemed July 2026, interest rate of 2.60%	—	364
Canadian senior notes, C$700 million, maturing July 2033, interest rate of 3.944%	492	—
Tax-exempt bonds, maturing through 2055, fixed and variable interest rates ranging from 0.95% to 4.60% (weighted average interest rate of 3.25% as of September 30, 2026 and 3.41% as of December 31, 2025)	2,927	2,827
Financing leases and other, maturing through 2075 (weighted average interest rate of 4.91% as of September 30, 2026 and 4.83% as of December 31, 2025)	1,630	1,284
Debt issuance costs, discounts and other	(147)	(156)
	23,370	22,907
Current portion of long-term debt	1,524	711
Long-term debt, less current portion	$21,846	$22,196

Debt Classification
As of September 30, 2026, we had approximately $4.4 billion of debt maturing within the next 12 months, including (i) $2.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.2 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $750 million of 4.95% senior notes that mature in July 2027 and (iv) $211 million of other debt with scheduled maturities within the next 12 months. As of September 30, 2026, we have classified $2.9 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $1.5 billion of debt maturing in the next 12 months is classified as current obligations.
Access to and Utilization of Credit Facilities and Commercial Paper Program
$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing May 2029, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The interest rates we pay on outstanding U.S. or Canadian loans are based on a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) or the Canadian Overnight Repo Rate Average (“CORRA”) administered by the Bank of Canada, respectively, plus a spread depending on our senior public debt rating assigned by Moody’s Investors Service, Inc. and Standard and Poor’s Global Ratings. The spread above SOFR or CORRA can range from 0.585% to 1.025% per annum, plus applicable credit adjustments. We also pay certain other fees set forth in the $3.5 billion revolving credit facility agreement, including a facility fee based on the aggregate commitment, regardless of usage. As of September 30, 2026, we had no outstanding borrowings under this facility. We had $1.2 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program and $229 million of letters of credit issued, both supported by the facility, leaving unused and available credit capacity of $2.0 billion as of September 30, 2026. WM Holdings, Inc. (“WM Holdings”), a wholly-owned subsidiary of WMI, guarantees all the obligations under the $3.5 billion revolving credit facility.
Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2026, we had $1.2 billion of outstanding borrowings (net of related discount on issuance) under our commercial paper program.
Other Letter of Credit Lines — As of September 30, 2026, we had utilized $944 million of other uncommitted letter of credit lines, with terms maturing through December 2029.
Debt Borrowings and Repayments
Commercial Paper Program — During the nine months ended September 30, 2026, we made cash repayments of $17.9 billion, which were offset by $18.1 billion of cash borrowings (net of related discount on issuance) used for general corporate purposes.
Senior Notes — We repaid $223 million of 7.10% senior notes upon maturity in August 2026.

Canadian Senior Notes — In June 2026, Waste Management of Canada Corporation, an indirect wholly-owned subsidiary of WM, issued C$700 million, or $493 million, of 3.944% senior notes due July 15, 2033, all of which are fully and unconditionally guaranteed on a senior unsecured basis by WM and WM Holdings. The net proceeds from the debt issuance were C$696 million, or $490 million, which were used to redeem the previously outstanding C$500 million 2.60% Canadian senior notes that would have matured in September 2026 and for general corporate purposes.
Tax-Exempt Bonds — We issued $100 million of tax-exempt bonds in the three months ended September 30, 2026. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund to be used for the specific purpose for which the money was raised, which is generally to finance expenditures for solid waste disposal and recycling facility construction and development.
Financing Leases and Other — The increase in our financing leases and other debt obligations for the nine months ended September 30, 2026 is due to $499 million of new, non-cash, finance lease and financing activity, partially offset by $153 million of cash repayments of debt at maturity.

Derivatives
Interest Rate Swaps — We use interest rate swaps to manage our exposure to changes in the fair value of certain of our fixed-rate senior notes attributable to changes in benchmark interest rates. During the nine months ended September 30, 2026, we entered into interest rate swaps with an aggregate notional amount of $750 million, under which we receive fixed interest rates and pay floating interest rates based on SOFR plus a spread, maturing on dates ranging from September 2034 through October 2038. We had no interest rate swaps outstanding as of December 31, 2025. These swaps are designated as fair value hedges and as such, changes in the fair value of the swaps are offset by changes in the carrying value of the hedged senior notes attributable to the hedged risk. As of September 30, 2026, the fair value of the swaps was a liability of $42 million, reflected within Other long-term liabilities on the Company's Condensed Consolidated Balance Sheets, with a corresponding $42 million reduction to the carrying amount of the hedged senior notes.
4.    Income Taxes
Our effective income tax rate was 21.5% and 21.3% for the three and nine months ended September 30, 2026, respectively, compared to 22.2% and 21.0% for the three and nine months ended September 30, 2025, respectively.
The decrease in our effective income tax rate when comparing the three months ended September 30, 2026 and 2025 was primarily driven by favorable adjustments to accruals and related deferred taxes, partially offset by a decrease in investment tax credits.
The increase in our effective income tax rate when comparing the nine months ended September 30, 2026 and 2025 was primarily driven by a decrease in investment tax credits, partially offset by favorable adjustments to accruals and related deferred taxes and the recognition of clean fuel production tax credits at our RNG facilities.
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
During the three and nine months ended September 30, 2026, we recognized a reduction in our income tax expense of $31 million and $84 million, respectively, due to investment tax credits from our RNG investments compared to $49 million and $138 million, respectively, for the comparable prior year periods.
During the three and nine months ended September 30, 2026, we recognized a reduction in our income tax expense of $16 million and $60 million, respectively, related to clean fuel production tax credits from our RNG production and sales activity, with $33 million attributable to production and sales during the nine months ended September 30, 2026 and $27 million attributable to 2025 operations. The timing of the recognition of these production tax credits resulted from the issuance of proposed Treasury regulations during the first quarter of 2026 that clarified the qualification of our RNG sales for the credit.
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
During the three and nine months ended September 30, 2026, we recognized income tax expense of $27 million and $75 million, respectively, related to amortization under ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”) and a reduction in our income tax expense of $37 million and $102 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2026, we recognized interest expense of $7 million and $22 million, respectively, associated with our investments in low-income housing properties.

During the three and nine months ended September 30, 2025, we recognized income tax expense of $26 million and $71 million, respectively, related to amortization under ASU 2023-02 and a reduction in our income tax expense of $37 million and $99 million, respectively, primarily due to federal tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2025, we recognized interest expense of $8 million and $25 million, respectively, associated with our investments in low-income housing properties.
See Note 13 for additional information related to these unconsolidated variable interest entities.
5.    Earnings Per Share
Basic and diluted earnings per share for the three and nine months ended September 30 were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of common shares outstanding at end of period	397.7	402.9	397.7	402.9
Effect of using weighted average common shares outstanding	1.2	0.1	3.5	(0.3)
Weighted average basic common shares outstanding	398.9	403.0	401.2	402.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.9	1.3	1.0	1.4
Weighted average diluted common shares outstanding	399.8	404.3	402.2	404.0
Potentially issuable shares	3.8	4.3	3.8	4.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.2	1.1	1.2	1.3
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
As of September 30, 2026, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover the difference, if any, between the sale value and the guaranteed market or contractually-determined value of certain homeowner’s properties that are adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. We do not believe that the remaining contingent obligations will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges (where estimable), our aggregate potential liability would be approximately $18 million higher than the $220 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2026. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.
As of September 30, 2026, we had been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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
In 2018, both of McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of Waste Management of Texas, Inc., and International Paper Company (“IPC”) entered into an Administrative Order on Consent with the EPA as PRPs to develop a remedial design for the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. We recorded a liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs. Although allocation of responsibility among the PRPs for the proposed remedy has not been formally established, MIMC and IPC have entered into an agreement to fund those costs equally. In November 2024, MIMC and IPC publicly issued a proposed revised full remedial design that was approved by the EPA in September 2025. The EPA issued a Unilateral Administrative Order for the site cleanup in April 2026. The issuance of this order was anticipated, and MIMC and IPC have communicated to the EPA their intention to comply and engaged a remedial contractor to perform the proposed remedy. As of September 30, 2026 and December 31, 2025, the recorded liability was approximately $100 million. MIMC’s ultimate liability could be materially different from current estimates, including potential increases resulting from MIMC’s continued engagement with the EPA as construction proceeds.

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
Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. In the fourth quarter of 2022, the Company received a notice of tax due for the 2017 tax year related to a remaining disagreement with the IRS, and in response to that notice, the Company placed a deposit of approximately $103 million with the IRS. The Company filed a claim for refund of the entire deposit in the fourth quarter of 2024 and received a partial refund of approximately $14 million plus interest from the IRS in the second quarter of 2026. We expect to litigate any denial of the claim for refund of the remaining deposit. As of September 30, 2026 and December 31, 2025, the IRS deposit of $89 million and $103 million, respectively, was classified as a component of other long-term assets in the Company’s Condensed Consolidated Balance Sheets.
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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions):

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues	Operating Expenses	Selling, General and Administrative	Other Net Expenses(b)	Depreciation, Depletion, Amortization and Accretion	Income from Operations(c)	Capital Expenditures (d)
Three Months Ended September 30:
2026
Collection and Disposal:
East Tier	$2,417	$674	$3,091	$1,905	$92	$18	$305	$771	$265
West Tier	2,354	599	2,953	1,826	100	—	261	766	270
Other Ancillary	808	57	865	824	29	—	7	5	12
Collection and Disposal(e)(f)(g)	5,579	1,330	6,909	4,555	221	18	573	1,542	547
Recycling Processing and Sales(e)	441	89	530	425	14	—	55	36	44
Renewable Energy(f)	167	1	168	97	6	—	28	37	43
Healthcare Solutions(g)	651	101	752	507	109	9	107	20	25
Corporate and Other(f)	8	7	15	30	312	—	29	(356)	1
Total	$6,846	$1,528	$8,374	$5,614	$662	$27	$792	$1,279	$660

Intercompany Elimination(a)			(1,528)	(1,521)	(7)	—	—	—
Net			$6,846	$4,093	$655	$27	$792	$1,279

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
2025
Collection and Disposal:
East Tier	$2,336	$638	$2,974	$1,796	$88	$46	$304	$740	$348
West Tier	2,228	560	2,788	1,723	88	—	249	728	271
Other Ancillary	757	51	808	773	28	—	7	—	12
Collection and Disposal(e)(f)(g)	5,321	1,249	6,570	4,292	204	46	560	1,468	631
Recycling Processing and Sales(e)	372	98	470	389	16	155	47	(137)	59
Renewable Energy(f)	115	1	116	63	5	11	16	21	114
Healthcare Solutions(g)	628	110	738	511	129	9	110	(21)	42
Corporate and Other(f)	7	7	14	3	316	6	31	(342)	1
Total	$6,443	$1,465	$7,908	$5,258	$670	$227	$764	$989	$847

Intercompany Elimination(a)			(1,465)	(1,460)	(5)	—	—	—
Net			$6,443	$3,798	$665	$227	$764	$989

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues	Operating Expenses	Selling, General and Administrative	Other Net Expenses(b)	Depreciation, Depletion, Amortization and Accretion	Income from Operations(c)	Capital Expenditures (d)
Nine Months Ended September 30:
2026
Collection and Disposal:
East Tier	$7,022	$1,937	$8,959	$5,494	$273	$18	$896	$2,278	$746
West Tier	6,795	1,718	8,513	5,244	287	(34)	752	2,264	799
Other Ancillary	2,322	172	2,494	2,377	86	—	21	10	45
Collection and Disposal(e)(f)(g)	16,139	3,827	19,966	13,115	646	(16)	1,669	4,552	1,590
Recycling Processing and Sales(e)	1,212	264	1,476	1,178	43	4	160	91	138
Renewable Energy(f)	483	3	486	261	17	—	76	132	147
Healthcare Solutions(g)	1,903	312	2,215	1,513	357	21	316	8	80
Corporate and Other(f)	20	23	43	84	1,002	12	83	(1,138)	(34)
Total	$19,757	$4,429	$24,186	$16,151	$2,065	$21	$2,304	$3,645	$1,921

Intercompany Elimination(a)			(4,429)	(4,409)	(20)	—	—	—
Net			$19,757	$11,742	$2,045	$21	$2,304	$3,645

							Depreciation,
	Net	Intercompany	Gross		Selling,	Other	Depletion,	Income	Capital
	Operating	Operating	Operating	Operating	General and	Net	Amortization	from	Expenditures
	Revenues	Revenues(a)	Revenues	Expenses	Administrative	Expenses(b)	and Accretion	Operations(c)	(d)
2025
Collection and Disposal:
East Tier	$6,768	$1,826	$8,594	$5,284	$264	$54	$862	$2,130	$905
West Tier	6,561	1,620	8,181	5,021	257	2	737	2,164	828
Other Ancillary	2,195	154	2,349	2,244	89	16	20	(20)	41
Collection and Disposal(e)(f)(g)	15,524	3,600	19,124	12,549	610	72	1,619	4,274	1,774
Recycling Processing and Sales(e)	1,137	280	1,417	1,175	45	161	131	(95)	167
Renewable Energy(f)	321	2	323	177	11	11	46	78	351
Healthcare Solutions(g)	1,893	326	2,219	1,507	434	27	316	(65)	122
Corporate and Other(f)	16	23	39	19	965	7	87	(1,039)	(111)
Total	$18,891	$4,231	$23,122	$15,427	$2,065	$278	$2,199	$3,153	$2,303

Intercompany Elimination(a)			(4,231)	(4,214)	(17)	—	—	—
Net			$18,891	$11,213	$2,048	$278	$2,199	$3,153
_________________________________________________________
(a)Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(b)Other net expenses include restructuring expenses, (gain) loss from divestitures, and asset impairments and unusual items, net.
(c)For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 1.
(d)Includes non-cash items. Additionally, our Corporate and Other business recognizes construction work in progress for fleet purchases during the period. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, include timing differences for amounts accrued but not yet paid as well as amounts transferred from Corporate and Other for fleet placed in service.
(e)Certain fees related to the processing of recyclable material we collect are included within our Collection and Disposal business. The amounts in income from operations for the three and nine months ended September 30, 2026 are $21 million and $61 million, respectively. The amounts in income from operations for the three and nine months ended September 30, 2025 are $19 million and $59 million, respectively.

(f)Renewable Energy pays a 15% intercompany royalty to our Collection and Disposal business and Corporate and Other for landfill gas. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for Renewable Energy for the three and nine months ended September 30, 2026 are $25 million and $73 million, respectively. The total amount of royalties in gross and intercompany operating revenues for the East Tier, West Tier, and Corporate and Other and in operating expenses for Renewable Energy for the three and nine months ended September 30, 2025 are $17 million and $48 million, respectively.
(g)Our Collection and Disposal business records intercompany operating revenue for collection and disposal services provided to Healthcare Solutions. The total amount of intercompany operating revenues reflected in our Collection and Disposal business and in operating expenses for Healthcare Solutions for the three and nine months ended September 30, 2026 are $19 million and $55 million, respectively, and for three and nine months ended September 30, 2025 are $16 million and $36 million, respectively.
Total assets by reportable segment are presented in the table below as follows (in millions):

	September 30, 2026	December 31, 2025
Collection and Disposal:
East Tier	$16,326	$16,099
West Tier	12,697	12,245
Other Ancillary	855	801
Collection and Disposal	29,878	29,145
Recycling Processing and Sales	2,836	2,718
Renewable Energy	2,054	1,976
Healthcare Solutions	8,636	9,002
Corporate and Other	3,878	3,888
Elimination of intercompany investments and advances	(763)	(894)
Total assets	$46,519	$45,835

The mix of operating revenues from our major lines of business for the three and nine months ended September 30 are as follows (in millions):

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues
Three Months Ended September 30:
2026
Commercial	$1,494	$243	$1,737
Industrial	843	257	1,100
Residential	926	19	945
Other collection	878	74	952
Total collection	4,141	593	4,734
Landfill	1,018	431	1,449
Transfer	420	306	726
Total Collection and Disposal	5,579	1,330	6,909
Recycling Processing and Sales	441	89	530
Renewable Energy	167	1	168
Healthcare Solutions	651	101	752
Corporate and Other	8	7	15
Total	$6,846	$1,528	$8,374

2025
Commercial	$1,419	$223	$1,642
Industrial	808	234	1,042
Residential	884	22	906
Other collection	819	69	888
Total collection	3,930	548	4,478
Landfill	995	407	1,402
Transfer	396	294	690
Total Collection and Disposal	5,321	1,249	6,570
Recycling Processing and Sales	372	98	470
Renewable Energy	115	1	116
Healthcare Solutions	628	110	738
Corporate and Other	7	7	14
Total	$6,443	$1,465	$7,908

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues
Nine Months Ended September 30:
2026
Commercial	$4,408	$708	$5,116
Industrial	2,421	724	3,145
Residential	2,725	56	2,781
Other collection	2,521	220	2,741
Total collection	12,075	1,708	13,783
Landfill	2,886	1,242	4,128
Transfer	1,178	877	2,055
Total Collection and Disposal	16,139	3,827	19,966
Recycling Processing and Sales	1,212	264	1,476
Renewable Energy	483	3	486
Healthcare Solutions	1,903	312	2,215
Corporate and Other	20	23	43
Total	$19,757	$4,429	$24,186

2025
Commercial	$4,197	$657	$4,854
Industrial	2,339	656	2,995
Residential	2,628	66	2,694
Other collection	2,368	209	2,577
Total collection	11,532	1,588	13,120
Landfill	2,871	1,170	4,041
Transfer	1,121	842	1,963
Total Collection and Disposal	15,524	3,600	19,124
Recycling Processing and Sales	1,137	280	1,417
Renewable Energy	321	2	323
Healthcare Solutions	1,893	326	2,219
Corporate and Other	16	23	39
Total	$18,891	$4,231	$23,122
___________________________________________________________
(a)Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
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

8.    Acquisitions and Divestitures
Acquisitions
During the nine months ended September 30, 2026, we completed solid waste acquisitions for total consideration of $239 million, which included issuance of shares of our common stock valued at $144 million from treasury stock, $89 million in net cash paid and $6 million of other consideration, specifically purchase price holdbacks. In addition, we paid $13 million of holdbacks related to prior year acquisitions.
Total consideration for our 2026 acquisitions was primarily allocated to $28 million of property and equipment, $76 million of other intangible assets, primarily customer relationships, and $140 million of goodwill. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all was not tax deductible. We remain in the measurement period for our 2026 acquisitions, and adjustments to our preliminary purchase price allocation may occur.
Divestitures
Proceeds from divestitures of businesses and other assets, net of cash divested, were $79 million and $108 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier, which resulted in a gain of $34 million recognized in (gain) loss from divestitures, asset impairments and unusual items, net in our Condensed Consolidated Statements of Operations.
9.    (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net
(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2026 primarily relates to an $18 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier. The nine months ended September 30, 2026 also includes a $34 million gain on a business divestiture in our West Tier, partially offset by immaterial charges related to legal and remediation liabilities.
(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2025 includes (i) a $152 million impairment charge related to the decision to suspend the operations of a business engaged in plastic film and wrap recycling within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier and (iii) an $11 million negotiated payment for early termination of a contract in our Renewable Energy segment. The nine months ended September 30, 2025 also includes a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services reflected in Other Ancillary within our Collection and Disposal business.
10.   Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post Retirement Benefit Obligations	Total
Balance, December 31, 2025	$35	$29	$(81)	$7	$(10)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1), $(4), $0 and $0, respectively	(6)	(12)	(63)	—	(81)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	1	—	—	—	1
Net current period other comprehensive income (loss)	(5)	(12)	(63)	—	(80)
Balance, September 30, 2026	$30	$17	$(144)	$7	$(90)

11.  Common Stock Repurchase Program
The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Repurchases during the nine months ended September 30, 2026 were made under the $3.0 billion Board of Directors authorization announced in December 2025.
In July 2026, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and initially received 1.2 million shares based on a stock price of $226.33, exclusive of the applicable 1% excise tax. The ASR agreement was terminated in September 2026, at which time we received 0.4 million additional shares based on a final weighted average price of $217.10, exclusive of the applicable 1% excise tax.

During the three months ended September 30, 2026, we repurchased 1.0 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for $222 million, inclusive of per-share commissions and taxes, for a weighted average price per share of $231.98. During the nine months ended September 30, 2026, we repurchased 5.5 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $1.2 billion, inclusive of per-share commissions and taxes, for a weighted average price per share of $228.61.

As of September 30, 2026, the Company has remaining authorization for $1.4 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.

12.   Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value
Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30, 2026	December 31, 2025
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$61	$91
Equity securities	91	88
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	631	528
Total assets measured at fair value	$783	$707

Significant other observable inputs (Level 2):
Interest rate derivatives	$42	$—
Total liabilities measured at fair value	$42	$—
________________________________________________________
(a)Our available-for-sale securities primarily relate to debt securities with maturities over the next ten years.
Fair Value of Debt
As of September 30, 2026 and December 31, 2025, the carrying value of our debt was $23.4 billion and $22.9 billion, respectively. The estimated fair value of our debt was approximately $21.7 billion and $22.5 billion as of September 30, 2026 and December 31, 2025, respectively.
Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2026 and December 31, 2025. These amounts have not been revalued since those dates and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities
The following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:
Low-Income Housing Properties
We do not consolidate our investments in entities established to manage low-income housing properties because we are not the primary beneficiary of these entities as we do not have the power to direct the activities of these entities. Our aggregate investment balance in these entities was $551 million and $624 million as of September 30, 2026 and December 31, 2025, respectively. The debt balance related to our investments in low-income housing properties was $539 million and $616 million as of September 30, 2026 and December 31, 2025, respectively. Additional information related to these investments is discussed in Note 4.
Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations
Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and other long-term assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $131 million and $127 million as of September 30, 2026 and December 31, 2025, respectively.
Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted funds in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $144 million and $140 million as of September 30, 2026 and December 31, 2025, respectively.

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

Overview
We are North America’s leading provider of comprehensive environmental solutions, providing services throughout the United States (“U.S.”) and Canada. We partner with our customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills throughout the U.S. and Canada. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. Our solid waste business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, recycling and resource recovery services. Through our Renewable Energy segment, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S. and Canada that produce renewable electricity and renewable natural gas (“RNG”), which is a significant source of fuel that we allocate to our natural gas fleet. Our Healthcare Solutions segment provides regulated waste and compliance services and secure information destruction services in the U.S., Canada and Western Europe that protect people and brands, promote health and well-being and safeguard the environment. Additionally, through our Recycling Processing and Sales segment, we are a leading recycler in the U.S. and Canada, handling materials that include paper, cardboard, glass, plastic and metal.
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
We sometimes experience variability in earnings and margins from our commodity-driven businesses, specifically within our Recycling Processing and Sales and Renewable Energy segments. During the nine months ended September 30, 2026, market prices for recycled commodities declined when compared to the prior year period. Additionally, we experienced declines in commodity prices from the prior year period that had an unfavorable impact on the Renewable Energy segment. We continue to take proactive steps to adjust our business models to protect against the downside risk of changes in commodity prices.
Variability in economic conditions, including inflation, interest rates, employment trends and supply chain reliability, can create risk and uncertainty in our financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. We remain committed to putting our people first to ensure that they are well positioned to execute our daily operations diligently and safely. We remain focused on delivering outstanding customer service, managing our variable costs with changing volumes and investing in technology that will enhance our customers’ experience and provide operating efficiencies intended to reduce our cost to serve.

Current Quarter Financial Results
During the third quarter of 2026, we continued to focus on our priorities to advance our strategy – growing the core business by focusing on customer lifetime value; delivering operational excellence and capitalizing on network advantages; capturing and enhancing returns from our investments in our Recycling Processing and Sales and Renewable Energy segments and driving accretive growth as we take our Healthcare Solutions segment from integration to scalable growth. We continue to invest in our people through paying a competitive market wage, investing in our digital platform and providing training for our team members. During the third quarter of 2026, we also allocated $957 million of available cash to our shareholders through dividends and common stock repurchases.
Key elements of our financial results for the third quarter of 2026 include:

•Revenues of $6,846 million, compared to $6,443 million in the prior year period, an increase of $403 million, or 6.3%. The increase is primarily due to (i) higher yield in our Collection and Disposal business; (ii) increases in our energy surcharge due to higher fuel prices; (iii) yield and volume growth in our Recycling Processing and Sales segment and (iv) volume growth in our Renewable Energy segment. These increases are partially offset by lower Collection and Disposal volumes and a reduction in RNG prices;
•Operating expenses of $4,093 million, or 59.8% of revenues, compared to $3,798 million, or 58.9% of revenues, in the prior year period. The $295 million increase is primarily due to (i) higher fuel prices; (ii) increased risk management costs; (iii) annual employee wage increases and higher employee medical costs and (iv) growth in our Renewable Energy segment. These increases were partially offset by (i) the Company’s ability to flex spending with volume changes and (ii) continued operating efficiency and cost control initiatives;
•Selling, general and administrative expenses of $655 million, or 9.6% of revenues, compared to $665 million, or 10.3% of revenues, in the prior year period. The $10 million decrease is primarily due to decreases in labor costs resulting from synergies achieved from our acquisitions, particularly Stericycle. These decreases were partially offset by higher bad debt expenses;
•Income from operations of $1,279 million, or 18.7% of revenues, compared to $989 million, or 15.3% of revenues, in the prior year period. The $290 million increase is primarily due to (i) $197 million of impairment charges incurred in the prior year; (ii) growth in our Collection and Disposal business driven by yield; (iii) contributions from increased volumes in our Recycling Processing and Sales and Renewable Energy segments and (iv) benefits from the realization of synergies in our Healthcare Solutions segment;
•Net income attributable to Waste Management, Inc. of $820 million, or $2.05 per diluted share, compared to $603 million, or $1.49 per diluted share, in the prior year period. The $217 million increase is primarily due to the increase in income from operations, discussed above, partially offset by higher income tax expense;
•Net cash provided by operating activities of $1,640 million compared to $1,592 million in the prior year period. The $48 million increase in net cash provided by operating activities is primarily due to higher earnings and favorable changes in working capital, net of effects from acquisitions and divestitures, partially offset by higher cash taxes;
•Free cash flow of $985 million compared to $821 million in the prior year period. The $164 million increase in free cash flow is primarily due to the increase in net cash provided by operating activities described above as well as a decrease in capital spending driven by (i) lower spend on collection vehicles and (ii) planned reductions in capital investments in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations
Operating Revenues
The mix of operating revenues for the three and nine months ended September 30 are as follows (in millions):

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues
Three Months Ended September 30:
2026
Commercial	$1,494	$243	$1,737
Industrial	843	257	1,100
Residential	926	19	945
Other collection	878	74	952
Total collection	4,141	593	4,734
Landfill	1,018	431	1,449
Transfer	420	306	726
Total Collection and Disposal	5,579	1,330	6,909
Recycling Processing and Sales	441	89	530
Renewable Energy	167	1	168
Healthcare Solutions	651	101	752
Corporate and Other	8	7	15
Total	$6,846	$1,528	$8,374

2025
Commercial	$1,419	$223	$1,642
Industrial	808	234	1,042
Residential	884	22	906
Other collection	819	69	888
Total collection	3,930	548	4,478
Landfill	995	407	1,402
Transfer	396	294	690
Total Collection and Disposal	5,321	1,249	6,570
Recycling Processing and Sales	372	98	470
Renewable Energy	115	1	116
Healthcare Solutions	628	110	738
Corporate and Other	7	7	14
Total	$6,443	$1,465	$7,908

	Net Operating Revenues	Intercompany Operating Revenues(a)	Gross Operating Revenues
Nine Months Ended September 30:
2026
Commercial	$4,408	$708	$5,116
Industrial	2,421	724	3,145
Residential	2,725	56	2,781
Other collection	2,521	220	2,741
Total collection	12,075	1,708	13,783
Landfill	2,886	1,242	4,128
Transfer	1,178	877	2,055
Total Collection and Disposal	16,139	3,827	19,966
Recycling Processing and Sales	1,212	264	1,476
Renewable Energy	483	3	486
Healthcare Solutions	1,903	312	2,215
Corporate and Other	20	23	43
Total	$19,757	$4,429	$24,186

2025
Commercial	$4,197	$657	$4,854
Industrial	2,339	656	2,995
Residential	2,628	66	2,694
Other collection	2,368	209	2,577
Total collection	11,532	1,588	13,120
Landfill	2,871	1,170	4,041
Transfer	1,121	842	1,963
Total Collection and Disposal	15,524	3,600	19,124
Recycling Processing and Sales	1,137	280	1,417
Renewable Energy	321	2	323
Healthcare Solutions	1,893	326	2,219
Corporate and Other	16	23	39
Total	$18,891	$4,231	$23,122
___________________________________________________________
(a)Includes each segment’s intercompany activity, including transactions within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025				Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	As a % of Related Business(a)	Amount	As a % of Total Company(b)	Amount	As a % of Related Business(a)	Amount	As a % of Total Company(b)
Collection and Disposal	$171	3.4%			$533	3.6%
Recycling Processing and Sales and Renewable Energy (c)	43	8.6			1	—
Energy surcharge and mandated fees	112	42.2			234	30.0
Total average yield			$326	5.1%			$768	4.1%
Volume (d)			53	0.8			43	0.2
Healthcare Solutions (e)			1	—			(42)	(0.2)
Internal revenue growth			380	5.9			769	4.1
Acquisitions			33	0.6			101	0.5
Divestitures			(5)	(0.1)			(14)	(0.1)
Foreign currency translation			(5)	(0.1)			10	0.1
Total			$403	6.3%			$866	4.6%
___________________________________________________________
(a)Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenues adjusted to exclude the impacts of divestitures for the current year period.
(b)Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenues adjusted to exclude the impacts of divestitures for the current year period.
(c)Includes combined impact of commodity price variability in both our Recycling Processing and Sales and Renewable Energy segments, as well as changes in certain recycling fees charged by our collection and disposal operations.
(d)Includes activities from our Corporate and Other businesses.
(e)The amounts reported herein represent the change in our revenues from the combined impacts of yield and volume, and exclude energy surcharges, attributable to our Healthcare Solutions segment.
The significant items affecting revenues during the three and nine months ended September 30, 2026, as compared to the prior year periods, are summarized below:
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

The details of our revenue growth from Collection and Disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$64	4.2%	$193	4.3%
Industrial	30	3.1	89	3.2
Residential	46	5.4	150	5.9
Total collection	140	4.0	432	4.2
Landfill	21	2.2	67	2.5
Transfer	10	2.7	34	3.2
Total Collection and Disposal	$171	3.4%	$533	3.6%
Our overall pricing efforts are focused on keeping pace with the increasing costs and capital intensity of our business. We continue to see yield growth in our landfill business primarily driven by municipal solid waste, which achieved average yield of 4.2% and 5.3% for the three and nine months ended September 30, 2026, respectively.
Recycling Processing and Sales and Renewable Energy — Recycling Processing and Sales revenues attributable to yield increased $51 million and $21 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. Average market prices for single-stream recycled commodities increased 20% and decreased 7% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. Higher processing fee revenue from our recycling facilities more than offset commodity declines, driving yield growth for the nine months ended September 30, 2026. Revenues attributable to yield in our Renewable Energy segment decreased $8 million and $20 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily due to lower RNG pricing, partially offset by higher electricity prices. While there may be short-term fluctuations in our commodity-driven businesses as prices change, we believe that our business models and processes appropriately mitigate the downside risk of changes in commodity prices.
Energy Surcharge and Mandated Fees — These fees increased $112 million and $234 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. The increase in energy surcharge revenues was primarily due to an increase of approximately 50% and 40% in market prices for diesel fuel for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods.
Volume
Our revenues from volume (excluding volumes from acquisitions and divestitures, as well as Healthcare Solutions) increased $53 million, or 0.8%, and $43 million, or 0.2%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. Volume increased in both our Recycling Processing and Sales and our Renewable Energy segments primarily due to contributions from recycling automation and growth projects and new renewable natural gas plants. These volume increases were largely offset by declines in our collection business primarily due to our intentional shedding of lower-margin residential business and lower commercial collection volumes. Additionally, during the nine months ended September 30, 2026, special waste volumes declined compared to the prior year period, which benefited from wildfire cleanup activities in the West Tier.
Healthcare Solutions
Revenues from our Healthcare Solutions segment were relatively unchanged for the three months ended September 30, 2026 and decreased $42 million, or 0.2%, for the nine months ended September 30, 2026, as compared to the prior year periods, as contributions from pricing activities were meaningfully offset by declines in volumes.
Acquisitions and Divestitures
Acquisitions and divestitures resulted in a net increase in revenues of $28 million, or 0.5%, and $87 million, or 0.4%, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods primarily due to our investments in tuck-in collection and disposal businesses.

Operating Expenses
The following table summarizes the major components of our operating expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Labor and related benefits	$1,173	17.1%	$1,139	17.7%	$3,438	17.4%	$3,342	17.7%
Transfer and disposal costs	378	5.5	357	5.5	1,067	5.4	1,055	5.6
Maintenance and repairs	613	9.0	569	8.8	1,745	8.8	1,698	9.0
Subcontractor costs	690	10.1	657	10.2	1,996	10.1	1,888	10.0
Cost of goods sold	265	3.9	233	3.6	702	3.6	715	3.8
Fuel	173	2.5	132	2.1	486	2.5	392	2.1
Disposal and franchise fees and taxes	217	3.2	211	3.3	623	3.1	607	3.2
Landfill operating costs	118	1.7	103	1.6	338	1.7	298	1.6
Risk management	135	2.0	72	1.1	346	1.7	278	1.4
Other	331	4.8	325	5.0	1,001	5.1	940	5.0
	$4,093	59.8%	$3,798	58.9%	$11,742	59.4%	$11,213	59.4%
Our operating expenses for the three and nine months ended September 30, 2026 increased as compared to the prior year periods, primarily due to (i) higher fuel prices; (ii) increased risk management costs; (iii) annual employee wage increases and higher employee medical costs and (iv) growth in our Renewable Energy segment. These increases were partially offset by (i) the Company’s ability to flex spending with lower collection and special waste volumes and (ii) continued operating efficiency and cost control initiatives.

The significant items affecting operating expenses during the three and nine months ended September 30, 2026, as compared to the prior year periods, are summarized below:
Labor and Related Benefits — The increase in labor and related benefits costs was primarily due to annual employee wage increases and an increase in employee medical costs as compared with the prior year periods. These increases were partially offset by (i) lower annual incentive compensation; (ii) the Company’s ability to flex spending with volume changes; (iii) residential collection efficiency improvements and (iv) improved driver retention.
Transfer and Disposal Costs — The increase in transfer and disposal costs for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to increased disposal fees at third-party sites and higher rates from our third-party haulers due to increases in fuel costs. This increase was partially offset by lower transfer and disposal volumes attributable to harsh winter weather during the first quarter of 2026 and intentional shedding of lower margin residential contracts.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily due to (i) annual wage increases and increased maintenance technician headcount as the result of an effort to reduce reliance on third-party services; (ii) increased costs for parts, supplies and third-party services driven by inflation and (iii) growth of our Renewable Energy segment. The increase was partially offset by reduced demand for third-party services driven by fleet and operational optimization.

Subcontractor Costs — The increase in subcontractor costs was primarily due to increases in market prices for diesel fuel as previously mentioned.
Cost of Goods Sold — The changes in cost of goods sold were primarily due to fluctuations in average market prices for single-stream recycling commodities discussed above. Additional pipeline transportation costs attributable to new RNG facilities brought online during 2025 and 2026 also increased costs for the three and nine months ended September 30, 2026.

Fuel — The increase in fuel costs was primarily due to the increases in average market prices for diesel fuel previously mentioned. This increase was partially offset by reduced fuel consumption due to declines in collection volumes.
Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes was primarily due to an increase in landfill host fees and other fees and taxes paid to municipalities on our disposal volumes and an increase in collection franchise fees in certain markets.
Landfill Operating Costs — The increase in landfill operating costs was primarily due to higher leachate treatment costs in our West and East Tiers.
Risk Management — The increase in risk management costs was primarily due to increased claims costs as compared to the prior year periods and an insurance recovery benefiting the third quarter of 2025 associated with a 2022 transfer station fire.

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
Selling, General and Administrative Expenses
The following table summarizes the major components of our selling, general and administrative expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Labor and related benefits	$388	5.7%	$402	6.2%	$1,231	6.2%	$1,241	6.6%
Professional fees	98	1.4	100	1.6	270	1.4	298	1.6
Provision for bad debts	27	0.4	18	0.3	96	0.5	61	0.3
Other	142	2.1	145	2.2	448	2.3	448	2.3
	$655	9.6%	$665	10.3%	$2,045	10.4%	$2,048	10.8%
Selling, general and administrative expenses decreased for the three months ended September 30, 2026, as compared to the prior year period, primarily due to decreases in labor costs resulting from synergies achieved from our acquisitions, particularly Stericycle, partially offset by higher bad debt expenses. Selling, general and administrative expenses decreased for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to lower professional fees and continued synergies in labor offset by increases in bad debt expenses and technology costs.
The significant items affecting selling, general and administrative expenses during the three and nine months ended September 30, 2026, as compared to the prior year periods, are summarized below:
Labor and Related Benefits — The decrease in labor and related benefits costs was primarily due to a reduction in workforce as we achieved synergies from our acquisitions, particularly Stericycle, and lower annual incentive compensation costs. These decreases were partially offset by annual employee wage increases and, for the nine months ended September 30, 2026, higher long term incentive compensation.
Professional Fees — The decrease in professional fees was primarily due to higher consulting costs incurred in the prior year periods to support the integration of Stericycle.
Provision for Bad Debts — The increase in provision for bad debts in the three months ended September 30, 2026, as compared to the prior year period, was primarily due to a favorable adjustment related to our Healthcare Solutions segment that reduced the provision for bad debts in the third quarter of 2025. The increase for the nine months ended September 30, 2026, as compared to the prior year period, was primarily driven by increased write-offs of specific accounts within our Collection and Disposal business and an unfavorable adjustment related to specific accounts within our Healthcare Solutions segment in 2026.

Depreciation, Depletion, Amortization and Accretion Expenses
The following table summarizes the components of our depreciation, depletion, amortization and accretion expenses for the three and nine months ended September 30 (in millions of dollars and as a percentage of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Depreciation of tangible property and equipment	$424	6.2%	$394	6.1%	$1,243	6.3%	$1,151	6.1%
Depletion of landfill airspace	230	3.4	227	3.5	652	3.3	630	3.3
Amortization of intangible assets	99	1.4	108	1.7	292	1.5	312	1.7
Interest accretion on landfill and environmental remediation liabilities	39	0.6	35	0.6	117	0.6	106	0.5
	$792	11.6%	$764	11.9%	$2,304	11.7%	$2,199	11.6%
The increase in depreciation of tangible property and equipment for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to investments in capital assets placed in service during 2025 and 2026, particularly within our sustainability businesses. The increase in depletion of landfill airspace for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to changes in rates from revisions in landfill estimates within our East Tier, partially offset by volume declines in our West Tier. The decrease in amortization of intangible assets for the three and nine months ended September 30, 2026, as compared to the prior year periods, was due to a reduction in amortization associated with our Healthcare Solutions business and the conclusion of amortization related to a prior year acquisition within our East Tier. The increase in interest accretion on landfill and environmental remediation liabilities for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to revisions in landfill cost estimates.
Restructuring
Restructuring charges for the three and nine months ended September 30, 2026 were not material. Restructuring charges for the three and nine months ended September 30, 2025 were primarily due to employee costs related to integration of our November 2024 acquisition of Stericycle.
(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net
(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2026 primarily relates to an $18 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier. The nine months ended September 30, 2026 also includes a $34 million gain on a business divestiture in our West Tier, partially offset by immaterial charges related to legal and remediation liabilities.
(Gain) loss from divestitures, asset impairments and unusual items, net for the three months ended September 30, 2025 includes (i) a $152 million impairment charge related to the decision to suspend the operations of a business engaged in plastic film and wrap recycling within our Recycling Processing and Sales segment resulting from significant deterioration of market pricing and demand for post-consumer plastics; (ii) a $45 million impairment charge related to the decision to accelerate the closure of a landfill within our East Tier and (iii) an $11 million negotiated payment for early termination of a contract in our Renewable Energy segment. The nine months ended September 30, 2025 also includes a $16 million goodwill impairment charge related to a business engaged in oil recovery and sludge processing services reflected in Other Ancillary within our Collection and Disposal business.

Income from Operations
The following table summarizes income from operations for our reportable segments for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Period-to-Period Change		2026	2025	Period-to-Period Change
Collection and Disposal:
East Tier	$771	$740	$31	4.2%	$2,278	$2,130	$148	6.9%
West Tier	766	728	38	5.2	2,264	2,164	100	4.6
Other Ancillary	5	—	5	*	10	(20)	30	*
Collection and Disposal	1,542	1,468	74	5.0	4,552	4,274	278	6.5
Recycling Processing and Sales	36	(137)	173	126.3	91	(95)	186	195.8
Renewable Energy	37	21	16	76.2	132	78	54	69.2
Healthcare Solutions	20	(21)	41	195.2	8	(65)	73	112.3
Corporate and Other	(356)	(342)	(14)	4.1	(1,138)	(1,039)	(99)	9.5
Total	$1,279	$989	$290	29.3%	$3,645	$3,153	$492	15.6%
Percentage of revenues	18.7%	15.3%			18.4%	16.7%
___________________________________________________________
*Percentage change does not provide a meaningful comparison.
The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2026, as compared to the prior year periods, are summarized below:
Collection and Disposal — Income from operations in our Collection and Disposal business increased primarily due to (i) revenue growth from price increases, which translates into increased yield or average unit price; (ii) actions to improve efficiency and the operating costs incurred to serve our customers and (iii) a $45 million impairment charge in the prior year period compared with an $18 million impairment charge in the current year period, both related to the decision to accelerate the closure of a landfill within our East Tier. These increases were partially offset by higher risk management costs. For the nine months ended September 30, 2026, the increases were further offset by declines in special waste volume in our West Tier, which was favorably impacted by wildfire clean-up activities in the prior year period, and lower volumes caused by harsh winter weather in early 2026.
Recycling Processing and Sales — Our Recycling Processing and Sales segment generated income from operations compared to a loss in the prior year for both the three and nine months ended September 30, 2026. The improvement for the three months ended September 30, 2026 was primarily due to (i) a $152 million impairment charge related to the decision to suspend the operations of a business incurred in the third quarter of 2025 and lower related expenses from the suspension of the business; (ii) increased volumes and reduced costs from the automation of our recycling facilities as well as investments in new facilities and (iii) improved commodity pricing compared to the prior year periods. For the nine months ended September 30, 2026, these increases were partially offset by declines in commodity prices as compared to the prior year period.
Renewable Energy — The increase in income from operations in our Renewable Energy segment was primarily due to higher volumes driven by the completion of projects that increase the beneficial use of landfill gas sold to third parties. This increase was partially offset by a decline in RINs pricing.
Healthcare Solutions — Our Healthcare Solutions segment generated income from operations compared to a loss in the prior year for both the three and nine months ended September 30, 2026. The improvement across both time periods is primarily due to non-recurring integration costs incurred during the prior year periods along with lower costs in the current year from the realization of synergies and contributions from energy surcharges. These increases were partially offset by lower volumes.

Corporate and Other — The loss from operations in Corporate and Other increased in the three months ended September 30, 2026 primarily due to higher risk management expenses, partially offset by lower employee annual incentive compensation. The loss from operations in Corporate and Other increased in the nine months ended September 30, 2026 primarily due to (i) higher technology costs to support our strategic initiatives; (ii) higher risk management expenses; (iii) annual wage increases and (iv) increased employee medical costs. These increases were partially offset by a decrease in consulting fees, due to expenses incurred in the prior year in connection with the Stericycle acquisition.
Interest Expense, Net
Our interest expense, net was $237 million and $695 million for the three and nine months ended September 30, 2026, respectively, compared to $225 million and $689 million for the three and nine months ended September 30, 2025, respectively. Interest expense, net increased due to lower capitalized interest resulting from the completion of the majority of our planned sustainability growth projects by the end of 2025. For the nine months ended September 30, 2026, this increase was partially offset by a decrease in our average debt balance as compared to the prior year period.
Income Tax Expense
Our income tax expense and effective income tax rate was $224 million, or 21.5%, and $630 million, or 21.3%, for the three and nine months ended September 30, 2026, respectively, compared to $172 million, or 22.2%, and $524 million, or 21.0%, for the three and nine months ended September 30, 2025, respectively. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.
Tax Legislation — The Inflation Reduction Act of 2022 (“IRA”) contains several tax-related provisions, including with respect to (i) alternative fuel tax credits; (ii) tax incentives for investments in renewable energy production, carbon capture and other climate actions and (iii) the overall measurement of corporate income taxes. Given the complexity and uncertainty around the applicability of the legislation to our specific facts and circumstances, we continue to analyze the IRA provisions to identify and quantify potential opportunities and applicable benefits included in the legislation. We secured approximately $60 million of annual pre-tax benefit through the provisions of the IRA related to alternative fuel tax credits (recorded as a reduction in our operating expense) in 2024. The alternative fuel credit expired at the end of 2024 and will not provide any future benefit to the Company without further legislative action. With respect to the Section 48 investment tax credit, we expect our cumulative benefit to be between $400 million and $425 million, $309 million of which was recognized between 2023 and 2025 with the remainder anticipated to be realized in 2026 and 2027. Finally, in February 2026 the Internal Revenue Service issued proposed regulatory guidance clarifying qualification for the Section 45Z clean fuel production tax credit. We expect our cumulative benefit from this clean fuel production tax credit to be as much as $225 million through 2029. This expected benefit is dependent on a number of estimates and assumptions, which we continue to monitor and factor into our credit realization expectations.
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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$247	$201
Restricted funds and other:
Insurance reserves	$566	$472
Final capping, closure, post-closure and environmental remediation funds	144	140
Other	1	10
Total restricted funds and other (a)	$711	$622
Debt:
Current portion	$1,524	$711
Long-term portion	21,846	22,196
Total debt	$23,370	$22,907
___________________________________________________________
(a)As of September 30, 2026 and December 31, 2025, $100 million and $109 million, respectively, of these account balances were included in other current assets in our Condensed Consolidated Balance Sheets.
Debt — As of September 30, 2026, we had approximately $4.4 billion of debt maturing within the next 12 months, including (i) $2.2 billion of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (ii) $1.2 billion of short-term borrowings under our commercial paper program (net of related discount on issuance); (iii) $750 million of 4.95% senior notes that mature in July 2027 and (iv) $211 million of other debt with scheduled maturities within the next 12 months. As of September 30, 2026, we have classified $2.9 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility. The remaining $1.5 billion of debt maturing in the next 12 months is classified as current obligations.
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

	September 30, 2026	December 31, 2025
Balance Sheet Information:
Current assets	$6	$44
Noncurrent assets	12	13
Current liabilities	1,271	738
Noncurrent liabilities:
Advances due to affiliates	20,804	18,160
Other noncurrent liabilities	19,282	19,733

Nine Months Ended September 30, 2026
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	(489)
Summary of Cash Flow Activity
The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2026	2025
Net cash provided by operating activities	$4,867	$4,345
Net cash used in investing activities	(2,059)	(2,699)
Net cash used in financing activities	(2,766)	(1,830)
Net Cash Provided by Operating Activities — Our operating cash flows increased by $522 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to (i) higher earnings, particularly driven by our Collection and Disposal business; (ii) favorable changes in working capital, net of effects from acquisitions and divestitures and (iii) lower annual incentive compensation payments. These increases were partially offset by higher cash taxes.
Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2026 and 2025 are summarized below:
•Capital Expenditures — We used $1,937 million and $2,339 million for capital expenditures during the nine months ended September 30, 2026 and 2025, respectively. The decrease in capital spending is primarily driven by (i) lower spend on collection vehicles and (ii) planned reductions in capital investments in our sustainability growth projects due to our transition from peak construction of this portfolio into a period of harvesting returns.
•Acquisitions — Our cash spending on acquisitions was $102 million and $403 million during the nine months ended September 30, 2026 and 2025, respectively, of which $89 million and $395 million, respectively, are considered cash used in investing activities. The remaining spend is cash used in financing activities related to the timing of contingent consideration paid. These acquisitions are related to our solid waste and recycling businesses.
•Divestitures — Proceeds from divestitures of businesses and other assets, net of cash divested, were $79 million and $108 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds in 2026 primarily related to a business divestiture in our West Tier. Proceeds in 2025 primarily related to the sale of our Healthcare Solutions segment’s Spain and Portugal subsidiaries.
•Other, Net — The change in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the nine months ended September 30, 2026 and 2025, we used $108 million and $75 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2026 and 2025 are summarized below:
•Debt Borrowings and Repayments — The following summarizes our cash borrowings and repayments of debt for the nine months ended September 30 (in millions):

	2026	2025
Borrowings:
Commercial paper, net of discount	$18,051	$14,704
Canadian senior notes	493	—
Tax-exempt bonds	100	252
	$18,644	$14,956
Repayments:
Commercial paper	$(17,920)	$(15,133)
Senior notes	(238)	(422)
Canadian senior notes	(357)	—
Tax-exempt bonds	—	(110)
Other debt	(153)	(107)
	$(18,668)	$(15,772)
Net cash borrowings (repayments)	$(24)	$(816)
Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.
•Common Stock Repurchase Program — During the nine months ended September 30, 2026, we paid cash of $1,583 million for common stock repurchases. There were no share repurchases made in 2025. See Note 11 to the Condensed Consolidated Financial Statements for additional information about our share repurchase activity.
•Cash Dividends — We paid cash dividends of $1,141 million and $1,001 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.825 in 2025 to $0.945 in 2026.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three and nine months ended September 30, 2026 and 2025 is shown in the table below (in millions) and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$1,640	$1,592	$4,867	$4,345
Capital expenditures to support the business	(602)	(635)	(1,746)	(1,910)
Capital expenditures - sustainability growth investments (a)	(55)	(141)	(191)	(429)
Total capital expenditures	(657)	(776)	(1,937)	(2,339)
Proceeds from divestitures of businesses and other assets, net of cash divested	2	5	79	108
Free cash flow	$985	$821	$3,009	$2,114
___________________________________________________________
(a)These growth investments are intended to further our sustainability leadership position by increasing recycling volumes and growing renewable natural gas generation. We expect they will deliver circular solutions for our customers and drive environmental value to the communities we serve.
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

Inflation
Variability in economic conditions, including inflation, interest rates, employment trends and supply chain reliability, can create risk and uncertainty in our financial outlook. We take proactive steps to recover and mitigate inflationary cost pressures through our overall pricing efforts and by managing our costs through efficiency, labor productivity and investments in technology to automate certain aspects of our business. These efforts may not be successful for various reasons including the pace of inflation, operating cost inefficiencies, market responses and contractual limitations, such as the timing lag in our ability to recover increased costs under certain contracts that are tied to a price escalation index with a lookback provision.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information about market risks as of September 30, 2026 does not materially differ from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    Controls and Procedures.
Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q) at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2026. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes common stock repurchases made during the third quarter of 2026 (shares in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31	1.9	(a)(b)	1.9	$1.5 billion
August 1 — 31	0.1	$226.36	0.1	$1.4 billion
September 1 — 30	0.6	(a)(c)	0.6	$1.4 billion	(d)
Total	2.6	$224.00	2.6
________________________________________________________
(a)In July 2026, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of our common stock. At the beginning of the repurchase period, we delivered $350 million cash and initially received 1.2 million shares based on a stock price of $226.33, exclusive of the applicable 1% excise tax. The ASR agreement was terminated in September 2026, at which time we received 0.4 million additional shares based on a final weighted average price of $217.10, exclusive of the applicable 1% excise tax.
(b)In addition to shares received under the ASR agreement, we repurchased 0.7 million shares of our common stock in July 2026 for an average price of $236.93 per share.
(c)In addition to shares received under the ASR agreement, we repurchased 0.2 million shares of our common stock in September 2026 for an average price of $215.20 per share.

(d)As of September 30, 2026, the Company has authorization for $1.4 billion of future share repurchases. The amount of future share repurchases executed under our Board of Directors’ authorization is determined in management’s discretion, based on various factors, including our leverage level, net earnings, financial condition and cash required for future business plans, growth and acquisitions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On September 5, 2026, John J. Morris, Jr., President, adopted a stock trading plan (the “Morris Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Morris Plan will commence on February 1, 2027, and will automatically terminate on the earlier of December 31, 2027 and the completion of all the contemplated transactions set forth therein. The Morris Plan provides for the potential sale of up to 67% of net after-tax shares of our common stock received from the payout of performance share unit (“PSU”) equity compensation awards, for the performance period ended December 31, 2026, upon our common stock reaching specified market prices. Mr. Morris received a target grant of 12,164 PSU awards with a performance period ended December 31, 2026; the number of shares to be paid out to Mr. Morris on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, the number of shares of common stock to potentially be sold pursuant to the Morris Plan will be determined in the first quarter of 2027 based on certification by the Management Development and Compensation Committee of the Board of Directors of the Company’s achievement relative to applicable performance measures for the underlying PSU awards.

On September 5, 2026, Michael J. Watson, Senior Vice President and Chief Customer Officer, adopted a stock trading plan (the “Watson Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Watson Plan will commence on January 4, 2027, and will automatically terminate on the earlier of December 31, 2027 and the completion of all the contemplated transactions set forth therein. The Watson Plan provides for (i) the potential cashless exercise of up to 8,321 stock options, pursuant to which shares of our common stock will be sold to cover the option exercise price, tax obligations, commission and fees, and the proceeds from the sale of the remaining shares after settlement will be delivered to Mr. Watson and (ii) the potential sale of all net after-tax shares of our common stock received from the payout of PSU equity compensation awards for the performance period ended December 31, 2026. Each of the contemplated transactions will occur upon our common stock reaching specified market prices. Mr. Watson received a target grant of 5,856 PSU awards with a performance period ended December 31, 2026; the number of shares to be paid out to Mr. Watson on account of these PSU awards can range from zero to 200% of the initial target grant. As a result, as described above in connection with the Morris Plan, the number of shares of common stock to potentially be sold pursuant to the Watson Plan will be determined in the first quarter of 2027.

On September 8, 2026, Charles Boettcher, Executive Vice President and Chief Legal Officer, adopted a stock trading plan (the “Boettcher Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Boettcher Plan will commence on December 8, 2026, and will automatically terminate on the earlier of December 31, 2027 and the completion of all the contemplated transactions set forth therein. The Boettcher Plan provides for (i) the potential sale of up to 20,000 shares of our common stock and (ii) the potential cashless exercise of three stock option awards totaling 39,654 stock options, pursuant to which shares of our common stock will be sold to cover the option exercise price, tax obligations, commissions and fees, and proceeds from the sale of the remaining shares after settlement will be delivered to Mr. Boettcher. Each of the contemplated transactions will occur upon our common stock reaching specified market prices.

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
Date: October 28, 2026